Form 10QSB
period 2000-03-31
THOR VENTURES CORP
filed 2000-05-12
CIK 1060409

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(x) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended March 31, 2000

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from __________________ to __________________

                             COMMISSION FILE NUMBER
                                   000-28731

                               THOR VENTURES CORP.
             (Exact Name of Registrant as specified in its charter)


         Florida                                        98-0211356
(State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)


                      Suite 1818-1177 West Hastings Street
                             Vancouver, B.C. V6E 2K3
                    (Address of principal executive offices)



                                  604-602-1717
                           (Issuer's telephone number)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing Requirements for the past 90 days. Yes X No

State number of shares outstanding of each of the issue's classes of common equity, as of the latest practicable date: 5,917,000

                               THOR VENTURES CORP.
                          (A Development Stage Company)


                          INTERIM FINANCIAL STATEMENTS


                                 MARCH 31, 2000
                                   (Unaudited)

                               THOR VENTURES CORP.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 MARCH 31, 2000
                                   (unaudited)


                                                                                         2000               1999
                                                                                    -------------     ---------------
ASSETS

CURRENT
      Cash                                                                          $       1,345     $       115,871
      Prepaid expenses                                                                        547                   -
                                                                                    -------------     ---------------
                                                                                            1,892             115,871

CAPITAL ASSETS (Note 4)                                                                     2,136                   -
INVESTMENT (Note 5)                                                                             -             198,745
                                                                                    -------------     ---------------
                                                                                    $       4,028     $       314,616
                                                                                    =============     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
      Accounts payable and accrued liabilities                                      $      89,214     $       157,141
      Loan payable (Note 6)                                                                52,000              30,000
      Interest payable                                                                          -              53,521
                                                                                    -------------     ---------------
                                                                                          141,214             240,662
PROMISSORY NOTE (Note 7)                                                                        -             882,553
                                                                                    -------------     ---------------
                                                                                          141,214           1,123,215
                                                                                    -------------     ---------------
STOCKHOLDERS' EQUITY
      Capital stock
          Authorized
              200,000,000 common shares with a par value of $0.01
               500,000 preferred shares with a par value of $0.01

          Issued and outstanding
              March 31, 1999 - 5,705,000 common shares with a par value of $0.01
              March 31, 2000 - 5,917,000 common shares with a par value of $0.01           59,170              57,050

      Additional paid-in capital                                                        1,152,800             943,200
      Deficit accumulated during the development stage                                 (1,349,156)         (1,808,849)
                                                                                    -------------     ---------------
                                                                                         (137,186)           (808,599)
                                                                                    -------------     ---------------
                                                                                    $       4,028     $       314,616
                                                                                    =============     ===============

On behalf of the Board:

/s/ Nora Coccaro
________________________________________Director


    The accompanying notes are an integral part of these financial statements

                               THOR VENTURES CORP.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                            Cumulative
                                                          Amounts from
                                                         Incorporation
                                                                    on
                                                         September 12,   Three months    Three months
                                                               1989 to          ended           ended
                                                             March 31,      March 31,       March 31,
                                                                  2000           2000            1999
                                                       ---------------    -----------     -----------
EXPENSES
      Accounting and legal fees                        $       102,780    $    26,471    $     28,902
      Bank and interest charges                                 54,354            240            (246)
      Consulting fees                                          151,036         23,025          36,304
      Management fees                                           16,179              -               -
      Office expense                                            19,050          1,997            (139)
      Rental expense                                            25,911          6,420           1,454
      Transfer agent and filing fees                             1,174            (10)            163
      Travel and accommodation                                  53,954          2,053          45,587
                                                       ---------------    -----------     -----------
                                                              (424,438)       (60,196)       (112,025)

OTHER ITEMS
      Write-down of investment                              (1,568,149)             -               -
      Equity loss in investment                                (44,107)             -               -
                                                       ---------------    -----------     -----------
                                                            (1,612,256)             -               -
                                                       ---------------    -----------     -----------
      Loss before extraordinary item                        (2,036,694)       (60,196)       (112,025)
EXTRAORDINARY ITEM
      Gain on settlement of debt (Note 7)                      687,538              -               -
                                                       ---------------    -----------     -----------
LOSS FOR  THE PERIOD                                   $    (1,349,156)   $   (60,196)    $  (112,025)
                                                       ===============    ===========     ===========
Basic loss per share before extraordinary item                            $     (0.01)    $     (0.02)
Extraordinary item                                                                  -               -
                                                                          -----------     -----------
Basic loss per share                                                      $     (0.01)    $     (0.02)
                                                                          ===========     ===========
Diluted loss per share before extraordinary item                          $     (0.01)    $     (0.02)
Extraordinary item                                                                  -               -
                                                                          -----------     -----------
Diluted loss per share                                                    $     (0.01)    $     (0.02)
                                                                          ===========     ===========



    The accompanying notes are an integral part of these financial statements

                               THOR VENTURES CORP.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)


                                                                                          Deficit
                                                                                      Accumulated
                                                                      Additional       During the
                                              Common Stock               Paid-in      Development
                                          Shares         Amount          Capital            Stage          Total
                                       ---------   ------------  ---------------   --------------   ------------
Balance, December 31, 1995,
      1996, and 1997                   1,000,000   $     10,000  $        (9,000)  $       (1,000)  $          -
      Shares issued for debt           3,500,000         35,000          821,250                -        856,250
      Shares issued for cash              25,000            250           24,750                -         25,000
      Loss for the year                        -              -                -       (1,695,824)    (1,695,824)
                                       ---------   ------------  ---------------   --------------   ------------
Balance, December 31, 1998             4,525,000         45,250          837,000       (1,696,824)      (814,574)
      Shares issued for cash           1,180,000         11,800          106,200                -        118,000
      Shares issued for debt              73,000            730           72,270                -         73,000
      Shares issued for debt             139,000          1,390          137,330                -        138,720
      Income for the year                      -              -                -          407,864        407,864
                                       ---------   ------------  ---------------   --------------   ------------
Balance, December 31, 1999             5,917,000         59,170        1,152,800       (1,288,960)       (76,990)
      Loss for the period                      -              -                -          (60,196)       (60,196)
                                       ---------   ------------  ---------------   --------------   ------------
Balance, March 31, 2000                5,917,000   $     59,170  $     1,152,800   $   (1,349,156)  $   (137,186)
                                       =========   ============  ===============   ==============   ============



    The accompanying notes are an integral part of these financial statements

                              THOR VENTURES CORP.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                      Cumulative
                                                                    Amounts from
                                                                   Incorporation
                                                                              on
                                                                   September 12,    Three months    Three months
                                                                         1989 to           ended           ended
                                                                       March 31,       March 31,       March 31,
                                                                            2000            2000            1999
                                                                    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Loss for the period                                           $ (1,349,156)    $   (60,196)    $  (112,025)
      Items not involving an outlay of cash:
          Amortization                                                       527             173               -
          Write-down of investment                                     1,568,149               -               -
          Equity loss on investment                                       44,107               -               -
          Gain on settlement of debt                                    (687,538)              -               -

      Changes in non-cash working capital items:
          Increase in prepaid expenses                                      (547)           (120)              -
          Increase in accounts payable and accrued liabilities            90,016          24,810          79,943
          Increase in interest payable                                    53,521               -               -
          Increase in loan payable                                       190,720          32,000          30,000
                                                                    ------------    ------------    ------------
      Net cash used in operating activities                              (90,201)         (3,333)         (2,082)
                                                                    ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of capital asset                                           (2,663)              -               -
                                                                    ------------    ------------    ------------
      Net cash used in investing activities                               (2,663)              -               -
                                                                    ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Promissory note                                                    (49,791)              -               -
      Issuance of common stock                                           144,000               -         118,000
                                                                    ------------    ------------    ------------
      Net cash provided by financing activities                           94,209               -         118,000
                                                                    ------------    ------------    ------------
CHANGE IN CASH (BANK INDEBTEDNESS) FOR THE PERIOD                          1,345          (3,333)        115,918
CASH (BANK INDEBTEDNESS), BEGINNING OF PERIOD                                  -           4,678             (47)
                                                                    ------------    ------------    ------------
CASH (BANK INDEBTEDNESS), END OF PERIOD                             $      1,345    $      1,345    $    115,871
                                                                    ============    ============    ============


Supplemental disclosure with respect to cash flows (Note 9)


    The accompanying notes are an integral part of these financial statements

                              THOR VENTURES CORP.
                         (A Development Stage Company)
                       NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                  (Unaudited)

1.   HISTORY AND ORGANIZATION OF THE COMPANY

     The Company was organized on September 12, 1989, under the laws of the State of Florida, as Thor Ventures Corp. The Company currently has no operations and, in accordance with SFAS #7, is considered a development stage company.

     On August 2, 1991, the Company issued 1,000,000 shares of its $0.01 par value common stock for services received, in the amount of $1,000.

     On April 29, 1998, the Company issued 3,525,000 shares of its $0.01 par value common stock at a price of $0.25 per share for payment of debt in the amount of $856,250 and for cash in the amount of $25,000.

     On March 26, 1999, the Company issued 1,180,000 shares of its $0.01 par value common stock at a price of $0.10 per share for cash in the amount of $118,000.

     On September 14, 1999, the Company issued 73,000 shares of its $0.01 par value common stock at a deemed value of $73,000 to settle a portion of their accounts payable.

     On October 26, 1999, the Company issued 139,000 shares of its $0.01 par value common stock at a deemed value of $138,720 to settle a loan payable.

2.   GOING CONCERN

     The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a merger with an existing operating company and through additional equity financings.

                                                                   March 31,          March 31,
                                                                        2000               1999
                                                              --------------     --------------
     Deficit accumulated during the development stage         $   (1,349,156)    $   (1,808,849)
     Working capital deficiency                               $     (139,322)    $     (124,791)


3.   SIGNIFICANT ACCOUNTING POLICIES

     INVESTMENT

     The Company accounts for its investments in companies where it is able to exercise significant influence using the equity method.

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

                              THOR VENTURES CORP.
                         (A Development Stage Company)
                       NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                  (Unaudited)

3.   SIGNIFICANT ACCOUNTING POLICIES (continued)

     USE OF ESTIMATES

     The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results could differ from these estimates.

     ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In June 1998, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS 137 to defer the effective date of SFAS 133 to fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate that the adoption of the statement will have significant impact on its financial statements.

     REPORTING ON COSTS OF START-UP ACTIVITIES

     In April 1998, the American Institute of Certified Public Accountant's issued Statement of Position 98-5 "Reporting of the Costs of Start-Up Activities" ("SOP 98-5") which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998 with initial adoption reported as the cumulative effect of a change in accounting principle. The adoption by the Company of SOP 98-5 had not affect on the Company's financial statements for the period ended March 31, 2000.

     INCOME/LOSS PER SHARE

     Loss per share is based on the weighted average number of common shares outstanding during the period. For the three months ended March 31, 2000 and 1999, the weighted average number of shares outstanding was 5,917,000 and 4,603,667.

     Diluted earning per share consider the dilutive impact of conversion of outstanding stock options and warrants as if events had occurred at the beginning of the year.

     COMPARATIVE FIGURES

     Certain comparative figures have been adjusted to conform to the current period's presentation.

     CAPITAL ASSETS

     Capital assets will be recorded at cost less accumulated depreciation. The cost of capital assets is amortized at a rate of 30% per year for all computer equipment.

                              THOR VENTURES CORP.
                         (A Development Stage Company)
                       NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                  (Unaudited)

3.   SIGNIFICANT ACCOUNTING POLICIES (continued)

     Income taxes

     Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefit) results from the net change during the year of deferred tax assets and liabilities.

     Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

4.   CAPITAL ASSETS

                                                  Accumulated             Net Book Value
                                        Cost     Amortization               2000                1999
                                ------------   --------------    ---------------     ---------------
     Computer equipment         $      2,663   $         (527)   $         2,136     $             -
                                ============   ==============    ===============     ===============

5.   INVESTMENT

                                                            March 31,        December 31,
                                                                 2000                1999
                                                     ----------------   -----------------
     Balance, beginning of period                    $              -   $         198,745
     Shares exchanged to settle debt                                -            (198,745)
                                                     ----------------   -----------------
     Balance, end of period                          $              -   $               -
                                                     ================   =================

     During fiscal 1999, the Company delivered all of its 6,555,250 common shares of Job Industries Ltd. ("Job") in the amount of $198,745 to settle a note payable to Stamford International Inc. ("Stamford") in the amount of $832,762, plus interest payable in the amount of $53,521. As a result, the Company incurred a gain on settlement of debt in the amount of $687,538.

6.   LOAN PAYABLE

     The loan payable is non-interest bearing and contains no terms of repayment.

7.   PROMISSORY NOTE

     During fiscal 1998, the Company issued a promissory note to Stamford in the amount of $882,553, bearing interest at 9% per annum.

     During fiscal 1999, the Company settled the note payable to Stmford plus accrued interest of $53,521 in consideration for $49,791 (Cdn $75,000) and all of its investment in common shares of Job valued at $198,745, which resulted in a gain on settlement of debt in the amount of $687,538.

                               THOR VENTURES CORP.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)

7.   RECONCILIATION OF WEIGHTED AVERAGE AND FULLY DILUTED COMMON SHARES

                                                                    Three Month         Three Month
                                                                   Period Ended        Period Ended
                                                                      March 31,           March 31,
                                                                           2000                1999
                                                                   ------------        ------------
     Weighted average number of common
         shares used in basic EPS                                     5,917,000           4,603,667
     Effect of dilutive securities
         Warrants                                                             -                   -
                                                                   ------------        ------------
     Weighted average number of common
         shares and dilutive potential common
         shares used in diluted EPS                                   5,917,000           4,603,667
                                                                   ============        ============

8.   SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

                                                           March 31,         March 31,
                                                               2,000             1,999
                                                       -------------   ---------------
     Cash paid during the period for:
         Income taxes                                  $           -   $             -
         Interest                                      $           -   $             -

9.   WARRANTS

     The Company has share purchase warrants outstanding, entitling the holders to acquire 1,762,500 common shares of the Company at a price of $1.00 per share, expiring on April 14, 2000.

10.  RELATED PARTING TRANSACTION

     During the three month period ended March 31, 2000, the Company paid consulting fees of $8,025 (1999 - $3,694) to a director and former directors of the Company.

11.  SUBSEQUENT EVENTS

     On April 10, 2000, the Company granted a two-year extension to the expiry date and agreed to reduce the exercise price of share purchase warrants to current market value at a price of $0.30 per share. (Note 9).

                                     PART I
                          ITEM 2. MANAGEMENT DISCUSSION
                        AND ANALYSIS OF PLAN OF OPERATION


A.   BUSINESS OPERATIONS

     The Company has no current business.

     Its business plan is to seek one or more profitable business combinations or acquisitions to secure profitability for its shareholders, now that the company became a fully reporting company on February 28, 2000 (with deficiencies).

     Subsequent event: On April 17, 2000 the company cleared comments.

          1.   PLAN OF OPERATIONS

               Now that the status as a reporting company is secured and compliant, management and its consultant will immediately try to identify targets of interest. Management is confident that a number of business opportunities will become available for consideration and that a choice, beneficial to the company and its shareholders, will be made within the next two business quarters.

          2.   CASH REQUIREMENTS

               The company is confident that it has the capacity to obtain, what limited funding is required to evaluate possible acquisitions, from its current shareholders or through advances by its management/ consulting team, which could be repaid at a later date by cash payment or by compensation in common stock. Any such acquisition would likely be in the high-tech or the e-commerce sector.

               If the company identifies a business opportunity, an assessment will have to be made whether to raise the necessary funding through the issuance of common stock (private placement) or by reverse acquisition. Depending on the financial requirement and the quotability of the company's shares, a reverse acquisition could and likely would result in some change of control. Any such opportunity would only be acted upon after a shareholders meeting would approve such transaction by vote.

          3.   RESULTS OF FIRST QUARTER OPERATION

               During the first fiscal quarter ended March 31, 2000 the company financed its expenditures of $60,023 ($60,196 less $173 of amortization expenses listed, which do not effect cash flow = $60,023) through loans from management/ consultants totaling $32,000, from cash on hand totaling $3,333, by increasing its accounts payable by $24,810, less $120 charged against prepaid expenses (=$60,023). The loss of $60,023 compares favorably to the $112,025 loss in the first quarter of 1999. Total deficit accumulated during the development stage of the Company totaled $1,348,356.

               The loss during the first fiscal quarter ending March 31, 2000 was primarily due to the corporate maintenance cost such as Accounting & Legal ($26,471) and management/consulting cost to operate the company and the successful pursuit of its objective to become a fully reporting company ($23,025).

                                     PART II
                                OTHER INFORMATION


     Item 1. Legal Proceedings

             None.


     Item 2. Changes In Securities

             None

     Item 3. Defaults Upon Senior Securities

             None


     Item 4. Submissions Of Matters To A Vote Of Security Holders

             None


     Item 5. Other Information

             None


     Item 6. Exhibits and Reports on Form 8-K.

             N/A



SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Thor Ventures Corp.

(Registrant)                                  By: /s/ Nora Coccaro


                                                  -----------------------------
                                                  Nora Coccaro
                                                  President


Date:  May 8, 2000