Form 10QSB
period 2000-06-03
THOR VENTURES CORP
filed 2000-07-27
CIK 1060409

                                  FORM 10-QSB

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000


( )      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from ______________to_____________


                        Commission file number 000-28731


                               THOR VENTURES CORP.
             (Exact Name of Registrant as specified in its charter)

               Florida                                 98-0211356
   (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)

             1818-1177 West Hastings Street, Vancouver, B.C. V6E 2K3
                    (Address of principal executive offices)

                                  604-602-1717
                           (Issuer's telephone number)

              (Former name, former address and former fiscal year,
                          if changed since last report)

       Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

      State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,017,000

                               THOR VENTURES CORP.
                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                  JUNE 30, 2000

                               THOR VENTURES CORP.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  JUNE 30, 2000
                                   (unaudited)


                                                                                      2000              1999
                                                                                   -----------       -----------
ASSETS

CURRENT
     Cash                                                                          $       931       $     7,498
     Prepaid expenses                                                                    3,235            10,000
                                                                                   -----------       -----------
                                                                                         4,166            17,498

CAPITAL ASSETS (Note 4)                                                                  1,963             2,255
INVESTMENT (Note 5)                                                                         --           198,745
                                                                                   -----------       -----------

                                                                                   $     6,129       $   218,498
                                                                                   ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
     Accounts payable and accrued liabilities                                      $   112,090       $   109,207
     Loan payable (Note 6)                                                              82,000            30,000
     Interest payable                                                                       --            53,521
                                                                                   -----------       -----------

                                                                                       194,090           192,728
PROMISSORY NOTE (Note 7)                                                                    --           882,553
                                                                                   -----------       -----------

                                                                                       194,090         1,075,281
                                                                                   -----------       -----------
STOCKHOLDERS' EQUITY
     Capital stock
         Authorized
            200,000,000 common shares with a par value of $0.01
                500,000 preferred shares with a par value of $0.01

         Issued and outstanding
            June 30, 1999 - 5,705,000 common shares with a par value of $0.01
            June 30, 2000 - 5,917,000 common shares with a par value of $0.01           59,170            57,050

     Additional paid-in capital                                                      1,152,800           943,200
     Deficit accumulated during the development stage                               (1,399,931)       (1,857,033)
                                                                                   -----------       -----------

                                                                                      (187,961)         (856,783)
                                                                                   -----------       -----------

                                                                                   $     6,129       $   218,498
                                                                                   ===========       ===========

On behalf of the Board:


                                     Director
-------------------------------------


    The accompanying notes are an integral part of these financial statements

                               THOR VENTURES CORP.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                      Cumulative
                                                     Amounts from
                                                     Incorporation
                                                         on
                                                     September 12,      Six months         Six months
                                                       1989 to            ended              ended
                                                       June 30,          June 30,           June 30,
                                                         2000              2000              1999
                                                     -------------      -----------       -----------
EXPENSES
     Accounting and legal fees                        $   117,594       $    41,285       $    34,672
     Bank and interest charges                             54,836               722               185
     Consulting fees                                      175,661            47,650            68,014
     Management fees                                       16,179                --                --
     Office expense                                        20,733             3,680             3,966
     Rental expense                                        32,331            12,840             7,774
     Transfer agent and filing fees                         3,613             2,429               736
     Travel and accommodation                              54,266             2,365            44,862
                                                      -----------       -----------       -----------
                                                         (475,213)         (110,971)         (160,209)

OTHER ITEMS
     Write-down of investment                          (1,568,149)               --                --
     Equity loss in investment                            (44,107)               --                --
                                                      -----------       -----------       -----------

                                                       (1,612,256)               --                --
                                                      -----------       -----------       -----------

     Loss before extraordinary item                    (2,087,469)         (110,971)         (160,209)

EXTRAORDINARY ITEM
     Gain on settlement of debt (Note 7)                  687,538                --                --
                                                      -----------       -----------       -----------

LOSS FOR  THE PERIOD                                  $(1,399,931)      $  (110,971)      $  (160,209)
                                                      ===========       ===========       ===========

Basic loss per share before extraordinary item                          $     (0.02)      $     (0.03)

Extraordinary item                                                               --                --
                                                                        -----------       -----------

Basic loss per share                                                    $     (0.02)      $     (0.03)
                                                                        ===========       ===========

Diluted loss per share before extraordinary item                        $     (0.02)      $     (0.03)
                                                                        -----------       -----------

Extraordinary item                                                               --                --
                                                                        -----------       -----------

Diluted loss per share                                                  $     (0.02)      $     (0.03)
                                                                        ===========       ===========


    The accompanying notes are an integral part of these financial statements

                               THOR VENTURES CORP.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)


                                                                                       Deficit
                                                                                     Accumulated
                                         Common Stock              Additional        During the
                                 ----------------------------        Paid-in         Development
                                    Shares           Amount          Capital            Stage             Total
                                 -----------      -----------      -----------       -----------       -----------
Balance, December 31, 1995,
     1996, and 1997                1,000,000      $    10,000      $    (9,000)      $    (1,000)      $        --

     Shares issued for debt        3,500,000           35,000          821,250                --           856,250

     Shares issued for cash           25,000              250           24,750                --            25,000

     Loss for the year                    --               --               --        (1,695,824)       (1,695,824)
                                 -----------      -----------      -----------       -----------       -----------

Balance, December 31, 1998         4,525,000           45,250          837,000        (1,696,824)         (814,574)

     Shares issued for cash        1,180,000           11,800          106,200                --           118,000

     Shares issued for debt           73,000              730           72,270                --            73,000

     Shares issued for debt          139,000            1,390          137,330                --           138,720

     Income for the year                  --               --               --           407,864           407,864
                                 -----------      -----------      -----------       -----------       -----------

Balance, December 31, 1999         5,917,000           59,170        1,152,800        (1,288,960)          (76,990)

     Loss for the period                  --               --               --          (110,971)         (110,971)
                                 -----------      -----------      -----------       -----------       -----------

Balance, June 30, 2000             5,917,000      $    59,170      $ 1,152,800       $(1,399,931)      $  (187,961)
                                 ===========      ===========      ===========       ===========       ===========


    The accompanying notes are an integral part of these financial statements

                               THOR VENTURES CORP.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                                    Cumulative
                                                                   Amounts from
                                                                  Incorporation
                                                                       on
                                                                  September 12,      Six months        Six months
                                                                    1989 to             ended             ended
                                                                    June 30,           June 30,          June 30,
                                                                      2000               2000              1999
                                                                  -------------      -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Loss for the period                                           $(1,399,931)      $  (110,971)      $  (160,209)
     Items not involving an outlay of cash:
         Amortization                                                      700               346                --
         Write-down of investment                                    1,568,149                --                --
         Equity loss on investment                                      44,107                --                --
         Gain on settlement of debt                                   (687,538)               --                --

     Changes in non-cash working capital items:
         Increase in prepaid expenses                                   (3,235)           (2,808)          (10,000)
         Increase in accounts payable and accrued liabilities          112,892            47,686            32,009
         Increase in interest payable                                   53,521                --                --
         Increase in loan payable                                      220,720            62,000            30,000
                                                                   -----------       -----------       -----------

     Net cash used in operating activities                             (90,615)           (3,747)         (108,200)
                                                                   -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of capital asset                                          (2,663)               --            (2,255)
                                                                   -----------       -----------       -----------

     Net cash used in investing activities                              (2,663)               --            (2,255)
                                                                   -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Promissory note                                                   (49,791)               --                --
     Issuance of common stock                                          144,000                --           118,000
                                                                   -----------       -----------       -----------

     Net cash provided by financing activities                          94,209                --           118,000
                                                                   -----------       -----------       -----------

CHANGE IN CASH (BANK INDEBTEDNESS) FOR THE PERIOD                          931            (3,747)            7,545

CASH (BANK INDEBTEDNESS), BEGINNING OF PERIOD                               --             4,678               (47)
                                                                   -----------       -----------       -----------

CASH (BANK INDEBTEDNESS), END OF PERIOD                            $       931       $       931       $     7,498
                                                                   ===========       ===========       ===========


Supplemental disclosure with respect to cash flows (Note 9)


    The accompanying notes are an integral part of these financial statements

                               THOR VENTURES CORP.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)


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

                                                               June 30,          June 30,
                                                                 2000              1999
                                                              -----------       -----------
        Deficit accumulated during the development stage      $(1,399,931)      $(1,857,033)
        Working capital deficiency                            $  (189,924)      $  (175,230)

3.      SIGNIFICANT ACCOUNTING POLICIES

        INVESTMENT

        The Company accounts for its investments in companies where it is able to exercise significant influence using the equity method.

        CASH AND CASH EQUIVALENTS

        The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

                               THOR VENTURES CORP.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)


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

       ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

       In June 1998, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS 137 to defer the effective date of SFAS 133 to fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate that the adoption of the statement will have significant impact on its financial statements.

       REPORTING ON COSTS OF START-UP ACTIVITIES

       In April 1998, the American Institute of Certified Public Accountant's issued Statement of Position 98-5 "Reporting of the Costs of Start-Up Activities" ("SOP 98-5") which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998 with initial adoption reported as the cumulative effect of a change in accounting principle. The adoption by the Company of SOP 98-5 had not affect on the Company's financial statements for the period ended June 30, 2000.

       INCOME/LOSS PER SHARE

       Loss per share is based on the weighted average number of common shares outstanding during the period. For the six months ended June 30, 2000 and 1999, the weighted average number of shares outstanding was 5,917,000 and 5,157,376.

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

                               THOR VENTURES CORP.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)


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

4.     CAPITAL ASSETS

                                                                Net Book Value
                                           Accumulated      ----------------------
                                 Cost      Amortization       2000          1999
                               --------    ------------     --------      --------
       Computer equipment      $  2,663      $   (700)      $  1,963      $  2,255
                               ========      ========       ========      ========

5.     INVESTMENT

                                            June 30,      December 31,
                                              2000            1999
                                            ---------     ------------
       Balance, beginning of period         $      --      $ 198,745

       Shares exchanged to settle debt             --       (198,745)
                                            ---------      ---------

       Balance, end of period               $      --      $      --
                                            =========      =========

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

       During fiscal 1999, the Company settled the note payable to Stamford plus accrued interest of $53,521 in consideration for $49,791 (Cdn $75,000) and all of its investment in common shares of Job valued at $198,745, which resulted in a gain on settlement of debt in the amount of $687,538.

                               THOR VENTURES CORP.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)


7.     RECONCILIATION OF WEIGHTED AVERAGE AND FULLY DILUTED COMMON SHARES

                                                     Six Month        Six Month
                                                    Period Ended     Period Ended
                                                      June 30,        June 30,
                                                        2000            1999
                                                    ------------     -----------
       Weighted average number of common shares       5,917,000       5,157,376
          used in basic EPS

       Effect of dilutive securities
          Warrants                                           --              --
                                                     ----------      ----------

       Weighted average number of common shares
          and dilutive potential common shares
          used in diluted EPS                         5,917,000       5,157,376
                                                     ==========      ==========

8.     SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

                                                      June 30,        June 30,
                                                        2000            1999
                                                     ----------      ----------
       Cash paid during the period for:
          Income taxes                               $       --      $       --
          Interest                                   $       --      $       --

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

10.    RELATED PARTING TRANSACTION

       During the six month period ended June 30, 2000, the Company paid consulting fees of $16,050 (1999 - $12,101) to a director and former directors of the Company.

                                     PART 1

         ITEM 2 MANAGEMENT DISCUSSION AND ANALYSIS OF PLAN OF OPERATION


1.  PLAN OF OPERATIONS

    During the fiscal period ending June 30, 2000, the Company identified some projects and was also offered business opportunities. It is the Company's intention not to restrict itself in its choice to any particular business or industry segment, and for that reason all opportunities were investigated. In the interest of its shareholders and due to the fact initially, management would like to find only one suitable venture, all opportunities available were carefully analyzed. Further investigations are ongoing.

2.  CASH REQUIREMENTS

    As was the case during the previous quarter, management feels confident that funds required for its day to day business and for investigations of investment opportunities can be obtained from current shareholders and from its management/consulting team. Significant financial requirements, which might be needed in the event of a business acquisition or financing, would be raised through private placement and would be subject to shareholders approval.

3.  RESULTS OF SECOND QUARTER OPERATION

    During the second fiscal quarter ended June 30, 2000, the Company financed its expenditures of $50,602 ($50,775 less $173 of amortization expenses which do not effect cash flow) through loans from management/consultants totaling $30,000, and by increasing its accounts payable and accrued liabilities by $20,602 ($22,876 less $2,688 charged against prepaid expenses, plus $414 representing increase cash on hand). The loss represents a reduction of expenditures of 16% compared to the previous quarter and a reduction of over 30% for the six months ended June 30, 2000 when compared to the same period in the preceding year.

    Total deficit accumulated during the development stage of the Company totaled $1,399,931.

    The loss during the second quarter ending June 30, 2000 was primarily due to corporate maintenance cost such as Accounting & Legal ($14,814), Consulting costs with respect to general management and the investigation of business opportunities ($24,625), office rent ($6,420) and Transfer Agent and filing fees ($2,419).

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


Date:  July 21, 2000