Form 10QSB
period 2000-09-30
THOR VENTURES CORP
filed 2000-11-09
CIK 1060409

                                   FORM 10-QSB

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000


( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ______________to_____________


                        Commission file number 000-28731


                               THOR VENTURES CORP.
             -----------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

           Florida                                       98-0211356
 ---------------------------------             ---------------------------------
   (State or other jurisdiction                (IRS Employer Identification No.)
 of incorporation or organization)

             1818-1177 West Hastings Street, Vancouver, B.C. V6E 2K3
             -------------------------------------------------------
                    (Address of principal executive offices)

                                  604-602-1717
                           ---------------------------
                           (Issuer's telephone number)


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

      State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,260,000

                                     PART 1

         ITEM 2 MANAGEMENT DISCUSSION AND ANALYSIS OF PLAN OF OPERATION


1.   PLAN OF OPERATIONS

     During the fiscal period ending September 30, 2000 the Company identified an investment opportunity and is proceeding with a business acquisition. A Letter of Intent was signed with "FORSOMEONESPECIAL LLC" ("FSS") a Washington, USA corporation, which operates a "gift-supply and occasion reminder service" on the internet domain "forsomeonespecial.com".

     CASH REQUIREMENTS

     As in previous fiscal periods, management feels confident that funds required for its day to day business and the cost to investigate business opportunities will be available from current shareholders or through advances by its consultants. These advances can be repaid in cash or by compensation in common stock. The business acquisition of FSS will not require any cash, since the Letter of Intent contemplates the acquisition of all of the issued and o/s shares of FSS for 40% of the issued and o/s shares of Thor. The anticipated vend-in price will be 4,455,778 common shares of Thor which will be restricted as per Rule 144 of the SEC.

     Significant financial requirements of working capital, which might be needed, would be raised through private placements and are subject to shareholders approval.

2.   RESULTS OF SECOND QUARTER OPERATION

     During the second fiscal quarter ended September 30, 2000, the Company financed its operating expenditures of $75,940 and a loan advance of $75,000 in connection with a pending business acquisition agreement, through demand loans from management/consultants ($100,000), reducing its accounts payable ($26,858), increasing cash on hand ($5,642), reducing its pre-paid expenses ($238), amortization of equipment ($173) and accrued interest expenses ($129). As well, the Company issued common shares to settle $82,900 of debt. The loss represents an increase of 49% over the previous quarter, mainly due to increased consulting/travel expenses in connection with the investigation of business opportunities.

     Total deficit accumulated during the development stage of the Company totaled $1,475,871.

     The loss during the second quarter ending September 30, 2000 was primarily due to corporate maintenance cost such as Accounting & Legal ($16,738), Consulting costs with respect to general management and the investigation of business opportunities ($34,675), office rent ($6,420) and Transfer Agent and filing fees ($2,229).

                                     PART II
                                OTHER INFORMATION

           Item 1.  Legal Proceedings

                    None.


           Item 2.  Changes In Securities

                    The Company issued 343,000 share of its common stock for services rendered and settled $72,900 of accounts payable.

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

Thor Ventures Corp.

(Registrant)                                  By: /s/ Nora Coccaro
                                                  -----------------------------
                                                  Nora Coccaro
                                                  President


Date: November 6, 2000

                               THOR VENTURES CORP.

                          (A Development Stage Company)


                          INTERIM FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

                               THOR VENTURES CORP.
                          (A Development Stage Company)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2000
                                   (unaudited)

                                                                             2000               1999
                                                                        ----------------   --------------
ASSETS

CURRENT
         Cash                                                           $         6,573    $      11,046
         Loan Receivable (Note 4)                                                75,000                -
         Prepaid expenses                                                         2,997                -
                                                                        ----------------   --------------
                                                                                 84,570           11,046

CAPITAL ASSETS, net of accumulated amortization of $873 (1999 - Nil)              1,790            2,255
INVESTMENT (Note 5)                                                                   -        3,500,000
                                                                        ----------------   --------------

                                                                        $        86,360    $   3,513,301
                                                                        ================   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
         Accounts payable and accrued                                   $        85,232    $      42,067
         liabilities
         Loans payable (Note 6)                                                 182,000          138,720
         Interest payable                                                           129                -
                                                                        ----------------   --------------

                                                                                267,361          180,787
                                                                        ----------------   --------------

STOCKHOLDERS' EQUITY
         Capital stock
          Authorized
               200,000,000 common shares with a par value of $0.01
                   500,000 preferred shares with a par value of $0.01

          Issued and outstanding
             September 30, 1999 - 9,878,000 common shares with a par
             value of $0.01
             September 30, 2000 - 6,260,000 common shares with a par
             value of $0.01                                                      62,600           98,780

         Additional paid-in capital                                           1,232,270        4,474,470
         Deficit accumulated during the development stage                   (1,475,871)      (1,240,736)
                                                                        ----------------   --------------

                                                                               181,001)        3,332,514
                                                                        ----------------   --------------

                                                                        $        86,360    $   3,513,301
                                                                        ================   ==============

On behalf of the Board:


/s/ Nora Coccaro      Director
------------------------------

   The accompanying notes are an integral part of these financial statements

                               THOR VENTURES CORP.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                            Cumulative
                                                          Amounts from
                                                      Incorporation on
                                                         September 12,       Nine months        Nine months
                                                               1989 to             ended              ended
                                                         September 30,     September 30,       September 30,
                                                                  2000              2000               1999
                                                    ------------------   ---------------    ---------------
EXPENSES
      Accounting and legal fees                      $         134,332    $       58,023     $       44,790
      Bank and interest charges                                 55,515             1,401                296
      Consulting fees                                          210,336            82,325            113,014
      Management fees                                           16,179                 -                  -
      Office expense                                            22,878             5,825             13,231
      Rental expense                                            38,751            19,260             13,071
      Transfer agent and filing fees                             5,842             4,658              1,000
      Travel and accommodation                                  67,320            15,419             46,048
                                                     ------------------   ---------------    ---------------
                                                              (551,153)         (186,911)          (231,450)
OTHER ITEMS
      Write-down of investment                             (1,568,149)                 -                  -
      Equity loss in investment                               (44,107)                 -                  -
                                                     ------------------   ---------------    ---------------

                                                           (1,612,256)                 -                  -
                                                     ------------------   ---------------    ---------------

      Loss before extraordinary item                       (2,163,409)         (186,911)          (231,450)

EXTRAORDINARY ITEM
      Gain on settlement of debt (Note 7)                      687,538                 -            687,538
                                                     ------------------   ---------------    ---------------

INCOME (LOSS) FOR  THE PERIOD                        $     (1,475,871)    $    (186,911)     $      456,088
                                                     ==================   ===============    ===============

Basic loss per share before extraordinary item                                $       (0.03)     $       (0.03)

Extraordinary item                                                                         -               0.10
                                                                              ---------------    ---------------
Basic loss per share                                                          $       (0.03)     $         0.07
                                                                              ===============    ===============

Diluted loss per share before extraordinary item                              $       (0.03)     $       (0.03)

Extraordinary item                                                                         -               0.10
                                                                              ---------------    ---------------
Diluted loss per share                                                        $       (0.03)     $         0.07
                                                                              ===============    ===============

   The accompanying notes are an integral part of these financial statements

                               THOR VENTURES CORP.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                                                  Deficit
                                                                                              Accumulated
                                               Common Stock                 Additional         During the
                                       ----------------------------            Paid-in        Development
                                          Shares          Amount               Capital              Stage              Total
                                       ---------         ----------          ----------        -----------           ---------

Balance, December 31, 1995,
  1996, and 1997                       1,000,000         $   10,000          $   (9,000)       $    (1,000)          $       -

  Shares issued for debt               3,500,000             35,000             821,250                  -             856,250

  Shares issued for cash                  25,000                250              24,750                  -              25,000

  Loss for the year                            -                  -                   -         (1,695,824)         (1,695,824)
                                       ---------         ----------          ----------        -----------           ---------

Balance, December 31, 1998             4,525,000             45,250             837,000         (1,696,824)           (814,574)

  Shares issued for cash               1,180,000             11,800             106,200                  -             118,000

  For exchange of all issued
  shares of IWT Pharma Corp.           4,000,000             40,000           3,460,000                  -           3,500,000

  For finders fee                        100,000              1,000              (1,000)                 -                   -

  Shares issued for debt                  73,000                730              72,270                  -              73,000

  Cancellation                        (4,100,000)           (41,000)         (3,459,000)                 -          (3,500,000)
  Shares issued for debt                 139,000              1,390             137,330                  -             138,720

  Income for the year                          -                  -                   -            407,864             407,864
                                       ---------         ----------          ----------        -----------           ---------

Balance, December 31, 1999             5,917,000             59,170           1,152,800         (1,288,960)            (76,990)

  Shares issued for services             100,000              1,000               9,000                                 10,000

  Shares issued for debt                 243,000              2,430              70,470                                 72,900

  Loss for the period                          -                  -                   -           (186,911)           (186,911)
                                       ---------         ----------          ----------        -----------           ---------

Balance, September 30, 2000            6,260,000         $   62,600          $1,232,270        $(1,475,871)          $(181,001)
                                       =========         ==========          ==========        ===========           =========


    The accompanying notes are an integral part of these financial statements

                               THOR VENTURES CORP.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                           Cumulative
                                                                         Amounts from
                                                                     Incorporation on
                                                                        September 12,       Nine months            Nine months
                                                                              1989 to             ended                  ended
                                                                        September 30,     September 30,          September 30,
                                                                                 2000              2000                   1999
                                                                      ---------------        ----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Loss for the period                                             $    (1,475,871)       $ (186,911)           $   456,088
      Items not involving an outlay of cash:
          Amortization                                                            873               519                      -
          Write-down of investment                                          1,568,149                 -                      -
          Equity loss on investment                                            44,107                 -                      -
          Gain on settlement of debt                                         (687,538)                -               (687,538)

      Changes in non-cash working capital items:
          Increase in loan receivable                                         (75,000)          (75,000)                     -
          Increase in prepaid expenses                                         (2,997)           (2,570)                     -
          Increase in accounts payable and accrued liabilities                168,934           103,728                 37,869
          Increase in interest payable                                         53,650               129                      -
          Increase in loan payable                                            320,720           162,000                138,720
                                                                      ---------------        ----------            -----------

      Net cash used in operating activities                                   (84,973)            1,895                (54,861)
                                                                      ---------------        ----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of capital asset                                                (2,663)                -                 (2,255)
                                                                      ---------------        ----------            -----------

      Net cash used in investing activities                                    (2,663)                -                 (2,255)
                                                                      ---------------        ----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Promissory note                                                         (49,791)                -                (49,791)
      Issuance of common stock                                                144,000                 -                118,000
                                                                      ---------------        ----------            -----------

      Net cash provided by financing activities                                94,209                 -                 68,209
                                                                      ---------------        ----------            -----------

CHANGE IN CASH (BANK INDEBTEDNESS) FOR THE PERIOD                               6,573             1,895                 11,093

CASH (BANK INDEBTEDNESS), BEGINNING OF PERIOD                                       -             4,678                    (47)
                                                                      ---------------        ----------            -----------

CASH (BANK INDEBTEDNESS), END OF PERIOD                               $         6,573        $    6,573            $    11,046
                                                                      ===============        ==========            ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
          Income taxes                                                                       $        -            $         -
          Interest                                                                           $        -            $         -

    The accompanying notes are an integral part of these financial statements

                               THOR VENTURES CORP.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

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

          On May 15, 2000, the Company issued 100,000 shares of its $0.01 par value common stock for services rendered during the period July 1st.through September 30, 2000 in the amount of $10,000.

          On August 21, 2000, the Company issued 243,000 shares of its $0.01 par value common stock at a deemed value of $72,900 to settle a portion of their accounts payable.

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

                                                                            September 30,        September 30,
                                                                                     2000                 1999
                                                                          ---------------       --------------

          Deficit accumulated during the development stage                 $ (1,475,871)        $ (1,240,736)
          Working capital                                                  $   (182,791)        $   (169,741)
          deficiency

3.        SIGNIFICANT ACCOUNTING POLICIES

          INVESTMENT

          The Company accounts for its investments in companies where it is able to exercise significant influence using the equity method.

                               THOR VENTURES CORP.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

3.      SIGNIFICANT ACCOUNTING POLICIES (continued)

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

        REPORTING ON COSTS OF START-UP ACTIVITIES

        In April 1998, the American Institute of Certified Public Accountant's issued Statement of Position 98-5 "Reporting of the Costs of Start-Up Activities" ("SOP 98-5") which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998 with initial adoption reported as the cumulative effect of a change in accounting principle. The adoption by the Company of SOP 98-5 had not affect on the Company's financial statements for the period ended September 30, 2000.

        INCOME/LOSS PER SHARE

        Loss per share is based on the weighted average number of common shares outstanding during the period. For the nine months ended September 30, 2000 and 1999, the weighted average number of shares outstanding was 6,004,091 and 7,023,930.

        Diluted earning per share consider the dilutive impact of conversion of outstanding stock options and warrants as if events had occurred at the beginning of the year.

        COMPARATIVE FIGURES

        Certain comparative figures have been adjusted to conform to the current period's presentation.

                               THOR VENTURES CORP.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

3.     SIGNIFICANT ACCOUNTING POLICIES (continued)

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

4.     LOAN RECEIVABLE

       The Company advanced $75,000 during September, 2000 as loans while it finalizes the terms of a business acquisition agreement. The terms of these loans have yet to be determined.

5.     INVESTMENT

                                                September 30,      December 31,
                                                         2000              1999
                                                  -----------      ------------

       Balance, beginning of period               $         -       $   198,745

       Shares exchanged to settle debt                      -          (198,745)
                                                  -----------       ------------

       Balance, end of period                     $         -       $         -
                                                  ===========       ============

       During fiscal 1999, the Company delivered all of its 6,555,250 common shares of Job Industries Ltd. ("Job") in the amount of $198,745 to settle a note payable to Stamford International Inc. ("Stamford") in the amount of $832,762, plus interest payable in the amount of $53,521. As a result, the Company incurred a gain on settlement of debt in the amount of $687,538.

       In fiscal 1999, the Company entered into an agreement to acquire all of the issued and outstanding shares of IWT Pharma Corporation, by issuing a total of 4,100,000 of its common shares. Subsequent to September 30, 1999, the agreement was cancelled and as a result, the 4,100,000 shares previously issued were cancelled.

6.     LOANS PAYABLE

       Loans payable consist of two demand loans; a non-interest bearing loan in the amount of $107,000, and promissory notes bearing interest at 9% per annum for $75,000. All loans have no specific repayment terms and are payable on demand.

                               THOR VENTURES CORP.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

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

8.      RECONCILIATION OF WEIGHTED AVERAGE AND FULLY DILUTED COMMON SHARES

                                                 Nine Month         Nine Month
                                               Period Ended       Period Ended
                                              September 30,      September 30,
                                                       2000               1999
                                              --------------  -----------------

        Weighted average number of common
            shares used in basic EPS              6,004,091          7,023,930

        Effect of dilutive securities -
            Warrants                                      -                  -
                                              --------------  -----------------

        Weighted average number of common
            shares and dilutive potential
            common shares used in diluted EPS     6,004,091          7,023,930
                                              ==============  =================

9.      WARRANTS

        The Company had share purchase warrants outstanding, entitling the holders to acquire 1,762,500 common shares of the Company at a price of $1.00 per share, expiring on April 14, 2000. On April 10, 2000, the Company granted a two-year extension to the expiry date and agreed to reduce the exercise price of share purchase warrants to current market value at a price of $0.30 per share.

10.     RELATED PARTING TRANSACTION

        During the nine month period ended September 30, 2000, the Company paid consulting fees of $34,075 (1999 - $28,801) to a director and former directors of the Company. The $10,000 of $34,075 was paid by issance of 100,000 common shares at $0.10 per share.

11.     SUBSEQUENT EVENT

        In October, 2000, the Company agreed to issue 150,000 common shares of the Company as remuneration for services under a three-month consulting agreement effective October 1, 2000. The shares will be issued on three equal installment of 50,000 each , upon signing, on November 15, 2000 and on December 15, 2000.