Form 10KSB
period 2000-12-31
THOR VENTURES CORP
filed 2001-04-02
CIK 1060409

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 (Fee Required) For the fiscal year ended: DECEMBER 31, 2000

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 (No Fee Required) For the transition period from ___________ to __________

                        COMMISSION FILE NUMBER 000-28731


                               THOR VENTURES, CORP.
             (Exact name of registrant as specified in its charter)

             FLORIDA                                     98-0211356
    (State or other jurisdiction of                 (IRS Employer ID No.)
     incorporation or organization)

                        1177 WEST HASTINGS STREET, #1818
                       VANCOUVER, BRITISH COLUMBIA V6E 2K3
                    (Address of principal executive offices)

                                 (604) 602-1717
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK $0.01 PER SHARE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. YES __X__ NO ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K(229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

         Issuer's revenues for its most recent fiscal year: $0. State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). As of March 5, 2001:
$4,732,500. As of December 31, 2000, there were 6,410,000 Shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Articles of Incorporation and By-laws, both as filed with the Company's Form 10-SB together with Form 8-K as filed on March 13, 2001.

================================================================================

                               THOR VENTURES CORP.
                                   FORM 10-KSB

                                      INDEX

PART I

Item 1.  DESCRIPTION OF BUSINESS.............................................  3
                      Background of the Company..............................  3
                      Employees..............................................  6
                      Factors Which May Affect Future Results................  6
                      Business of Thor Ventures Corp.........................  7

Item 2.  DESCRIPTION OF PROPERTY.............................................  8

Item 3.  LEGAL PROCEEDINGS...................................................  8

Item 4.  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITIES STOCKHOLDERS..........................................  9

PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
         AND RELATED STOCKHOLDER MATTERS.....................................  9

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
                      Plan of Operations..................................... 10

Item 7.  FINANCIAL STATEMENTS................................................ 11

Item 8.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
            DISCLOSURE    ................................................... 11


PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         REGISTRANT COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT........ 12

Item 10. EXECUTIVE COMPENSATION.............................................. 12
         Non-Cash Compensation............................................... 13

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT............................................... 14

Item 12.  CERTAIN RELATIONSHIPS AND RELATED
                TRANSACTIONS................................................. 14
Item 13. REPORTS ON FORM 8-K................................................. 15
                          Exhibits........................................... 15
            Reports on Form 8-K.............................................. 15
SIGNATURES. . . . .       ................................................... 16
Index of Exhibits         ................................................... 16

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND OF THE COMPANY

            Thor Ventures Corp., a Florida corporation (the "Company," "Our"," "We" or "Us"), was incorporated in the State of Florida on September 12, 1989. The Company has no current operations and there can be no assurance that the Company will obtain or develop any operations. The Securities and Exchange Commission has defined and designated companies similar to the Company as "blind pools" and "blank check" companies.

            Our primary activity will likely involve seeking merger or acquisition candidates with whom it can either merge or acquire. We have not selected any company for acquisition or merger and does not intend to limit potential acquisition candidates to any particular field or industry, but does retain the right to limit acquisition or merger candidates, if it so chooses, to a particular field or industry. Our plans are in the conceptual stage only.

            We will not restrict our search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of the proposed business under this caption is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

            We intend to obtain funds in one or more private placements to finance the operation of any acquired business. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition. Our proposed business is sometimes referred to as a "blind pool" because any investors will entrust their investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, the Company's potential success is heavily dependent on the Company's management, which will have virtually unlimited discretion in searching for and entering into a business opportunity. There can be no assurance that the Company will be able to raise any funds in private placements.

            We anticipate that the Company will only participate in one potential business venture. This lack of diversification should be considered a substantial risk in investing in the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

            We may seek a business opportunity with a firm which only recently commenced operations, or a developing company in need of additional funds for expansion into new products or markets, or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and is in the need for additional capital which is perceived to be easier to raise by a public company. In some instances, a business opportunity may involve the acquisition or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

            We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders, and other factors. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

            As is customary in the industry, the Company may pay a finder's fee for locating an acquisition prospect. If any such fee is paid, it will be approved by the Company's Board of Directors and will be in accordance with the industry standards. Such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Such fees are typically in the range of 5% on a 41,000,000 transaction ratably down to 1% in a $4,000,000 transaction.

            The Company has insufficient capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will offer owners of business opportunities the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering.

            The owners of the business opportunities will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing post-effective amendments, Forms 8-K, agreements and related reports and documents, nevertheless, the officers and directors of the Companies have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

            The company does not intend to make any loans to any prospective merger or acquisition candidates or to unaffiliated third parties.

EVALUATION OF OPPORTUNITIES

            The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company. Management intends to concentrate on identifying prospective business opportunities which may be brought to its attention through present associations with management. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operation, if any; prospects for the future; present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of each Company will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors.

            We will not acquire or merge with any company for which audited financial statements cannot be obtained. It may be anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and the Company's shareholders must, therefore, depend on the ability of management to identify and evaluate such risk. In the case of some of the opportunities available to the Company, it may be anticipated that the promoters thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activities prior to the Company's participation.

            There is a risk, even after the Company's participation in the activity and the related expenditure of the Company's funds, that the combined enterprises will still be unable to become a going concern or advance beyond the development stage. Many of the opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by the Company and, therefore, its shareholders.

            The Company will not restrict its search for any specific kind of business, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is currently impossible to predict the status of any business in which the Company may become engaged, in that such business may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

ACQUISITION OF OPPORTUNITIES

            In implementing a structure for a particular business acquisition, the company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. On the consummation of a transaction, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's officers and directors may, as part of the terms of the acquisition transaction, resign and be replaced by new officers and directors without a vote of the Company's shareholders.

            It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at a specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's Common Stock may have a depressive effect on such market.

            While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax-free" reorganization under
Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, including investors in this offering, would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

            As part of our investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check reference of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

            The manner in which each Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management.

            With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilative effect on the percentage of shares held by the Company's then shareholders, including purchasers in this offering. (See "Factors That May affect Future Results").

            We will not have sufficient funds (unless we are able to raise funds in a private placement) to undertake any significant development, marketing and manufacturing of any products which may be acquired. Accordingly, following the acquisition of any such product, we will, in all likelihood be required to either seek debt or equity financing or obtain funding from third parties, in exchange for which the Company would probably be required to give up a substantial portion of its interest in any acquired product. There is no assurance that the Company will be able either to obtain additional financing or interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

            We anticipate that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs therefore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business incurred.

EMPLOYEES

            We have no full-time employees. All of the services of the Company's sole officer are provided on a part-time basis and then, only to the extent that her time commitments to other business activities allow.

ITEM 1A.  FACTORS THAT MAY AFFECT FUTURE RESULTS

1. New Company: No Revenues from Operation; Risk of Loss. We faces all of the risks inherent in a new business, coupled with the risks involved with a blind pool/blank check company. We have no information at this time upon which to base an assumption that its plans will either materialize or prove successful. There can be no assurance that any of the Company's business activities will result in any operating revenues or profits. Investors should be aware that they may lose all or substantially all of their investment.

2. Going Concern Opinion. Our certified public accountant, Clancy and Co., P.L.L.C., issued an unqualified opinion on the Company's financial statements for the year ended December 31, 2000 with respect to uncertainties concerning our ability to continue as a going concern.

3. Lack of Revenues. We have no active business which is able to produce any revenues. As a result, the Company may continue to incur losses and any investor who purchases or acquires any shares of the Company's Common Stock will likely incur further substantial dilution and loss in the value of their investment.

4. No Full-Time Employees. We have no full-time employees and the Company's sole officer does not devote her full time to the Company's proposed business affairs. Ms. Nora Coccaro receives a monthly salary of $2,675.

5. Reliance Upon Officers; Limited Time to Devote to Company Business. We are dependent upon the personal efforts and abilities of our sole officer and director, Nora Coccaro, who devotes only limited time to the affairs of the Company. This sole officer and director of the Company has certain business experience but only limited experience in acquisition or merger activities. Ms. Coccaro will devote such time as necessary to identify and consummate a merger or acquisition.

6. Limited Financial Resources And Need for Additional Financing. Our financial resources are minimal. The Company needs to obtain additional financing from the sale of the Company's Common Stock, Preferred Stock, Debt, or some combination thereof in order to undertake further business plans. The Company's ability to operate as a going concern is contingent upon its receipt of additional financing through private placements or by loans. The Company's business may require additional funds in the future. There can be no assurance that if additional funds are required they will be available, or, if available, that they can be obtained on terms satisfactory to Management. In the event the Company elects to issue stock to raise additional capital, any rights or privileges attached to such stock may either (i) dilute the percentage of ownership of the already issued common shares or (ii) dilute the value of such shares. No rights or privileges have been assigned to the stock and any such rights and privileges will be at the total discretion of the Board of Directors of the Company. There can be no guarantee that the Company will be able to obtain additional financing, or if successful, that it will be able to do so on terms that are reasonable in light of current market conditions.

7. Limited Trading Market for Common Stock. The Company's Common Stock is traded
(OTC) on the Electronic Bulletin Board. Trading for the stock is sporadic and at present there is a limited market for the Company's Common Stock. At the present time, there is a limited public market for the Company's Common Stock, and there can be no assurance that a market will in fact develop. Even if a market does develop, it may not be sustained.

 8. Limited Facilities and Location. The Company presently maintains initial principal offices at the offices of its President. The office space is supplied at a cost of $2000.00 per month. The Company pays its own charges for long distance telephone calls and other miscellaneous secretarial, photocopying and similar expenses.

9. Lack of Revenues And Development Stage Company. The Company faces all of the risks inherent in a new business. There is no information at this time upon which to base an assumption that its plans will either materialize or prove successful. There can be no assurance that any of the Company's business activities will result in any operating revenues or profits. Investors should be aware that they may lose all or substantially all of their investment.

10. Lack of Dividends. The company has not paid dividends and does not contemplate paying dividends in the foreseeable future.

11. Competition. The Company is an insignificant participant among firms which engage in business combinations with, or financing of, development stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personnel resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at significant competitive disadvantage vis-a-vis the Company's competitors.

12. Regulation & Taxes. The Investment Company Act of 1940 defines an "investment company" as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. While the Company does not intend to engage in such activities, the Company could become subject to regulation under the Investment Company Act of 1940 in the event the Company obtains or continues to hold a minority interest in a number of development stage enterprises. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood the Company could be classified as an "investment company." The Company intends to structure a merger or acquisition in such manner as to minimize Federal and State tax consequences to the Company and to any target company.

13. Possible Rule 144 Stock Sales. A total of 599,400 shares of the Company's outstanding Common Stock are "restricted securities" and may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediate preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least three years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock in any market which may develop.

14. Authority of the Board of Directors RE: Additional Share Issuances. Our Articles of Incorporation give the Company's Board of Directors the authority to issue up to 200,000,000 shares of our Common Stock and 500,000 shares of the Company's Preferred Stock. As of December 31, 2000, the Company had 6,410,000 shares of our Common Stock issued and outstanding while none of our Preferred Stock was issued and outstanding. As a result, the Board of Directors has the authority to issue an additional 193,590,000 shares of our Common Stock and all of our Preferred Stock without seeking any shareholder approval.

15. Risks of Low Priced Stocks. Limited and sporadic trading for our Common Stock currently exists in the over-the-counter market in the so-called "pink sheets," or the NASD's "Electronic Bulletin Board." Consequently, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. In the absence of a security being quoted on NASDAQ, or the Company having $2,000,000 in net tangible assets, trading in the Common Stock is covered by Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 for non-NASDAQ and non-exchange listed securities. Under such rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.

            Securities are also exempt from this rule if the market price is at least $5.00 per share, or for warrants, if the warrants have an exercise price of at least $5.00 per share. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure related to the market for penny stocks and for trades in any stock defined as a penny stock. The Commission has recently adopted regulations under such Act which define a penny stock to be any NASDAQ or non-NASDAQ equity security that has a market price or exercise price of less than $5.00 per share and allow for the enforcement against violators of the proposed rules.

            In addition, unless exempt, the rules require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule prepared by the Commission explaining important concepts involving the penny stock market, the nature of such market, terms used in such market, the broker/dealer's duties to the customer, a toll-free telephone number for inquiries about the broker/dealer's disciplinary history, and the customer's rights and remedies in case of fraud or abuse in the sale.

            Disclosure also must be made about commissions payable to both the broker/dealer and the registered representative, current quotations for the securities, and if the broker/dealer is the sole market-maker, the broker/dealer must disclose this fact and its control over the market.

            Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. While many NASDAQ stocks are covered by the proposed definition of penny stock, transactions in NASDAQ stock are exempt from all but the sole market-maker provision for (i) issuers who have $2,000,000 in tangible assets ($5,000,000 if the issuer has not been in continuous operation for three years), (ii) transactions in which the customer is an institutional accredited investor and (iii) transactions that are not recommended by the broker/dealer. In addition, transactions in a NASDAQ security directly with the NASDAQ market-maker for such securities, are subject only to the sole market-maker disclosure, and the disclosure with regard to commissions to be paid to the broker/dealer and the registered representatives.

            Finally, all NASDAQ securities are exempt if NASDAQ raised its requirements for continued listing so that any issuer with less then $2,000,000 in net tangible assets or stockholder's equity would be subject to delisting. These criteria are more stringent than the proposed increased in NASDAQ's maintenance requirements.

            Our securities are subject to the above rules on penny stocks and the market liquidity for the Company's securities could be severely affected by limiting the ability of broker/dealers to sell the Company's securities. We may be the subject of a "Reverse Acquisition". A reverse acquisition is the acquisition of a private ("Target") company by a public company, by which the private company's shareholders acquire control of the public company. While no negotiations are in progress, and no potential targets have been identified, our business plan is to find such a target or targets, and attempt to acquire them for stock. While no such arrangements or plans have been adopted or are presently under consideration, it would be expected that a reverse acquisition of a target company or business would be associated with some private placements and/or limited offerings of common stock for cash. Such placements, or offerings, if and when made or extended, would be made with disclosure and reliance on the businesses and assets to be acquired, and not upon our present condition. In the event of any proposed acquisition or combination, shareholders will be asked to vote, at a meeting of shareholders, which will be called and held at that time.

                         ITEM 2. DESCRIPTION OF PROPERTY

            The Company maintains a non-exclusive executive office at 1177 West Hastings Street, Suite 1818, Vancouver, British Columbia V6E 2K3 under an informal and undocumented arrangement with its President, Nora Coccaro. Except for this office, the Company has no other offices or other real property.


                    ITEM 3. DESCRIPTION OF LEGAL PROCEEDINGS.

            The Company is not aware of any legal proceedings to which it is a party.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            No meeting of our shareholders was held in 2000.

                                     PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

            We filed a Form 10-SB with the U.S. Securities and Exchange Commission and, upon clearing all comments, our Common Stock commenced trading on the OTC Electronic Bulletin Board (OTC-EBB) in 1999.

TRADING OF THE COMPANY'S COMMON STOCK

            The Company's Common Stock is traded on the Over-The-Counter Electronic Bulletin Board ("OTCBB") under the trading symbol "THRV." There is only a limited and sporadic trading market for the Company's Common Stock and there can be no assurance that any trading market will develop, or if it does develop, that it can be maintained. Prior to December 1998, there was no substantial trading activity in our Common Stock. The table below shows the closing sales prices for the Company's Common Stock as reported by market-makers consulted by the Company.


CALENDAR YEAR ENDED DECEMBER 31,                          HIGH         LOW
                                                          -----       -----

        1999
        First Quarter . . . . . . . . . . . . . . . . .   $0.75       $0.31
        Second Quarter  . . . . . . . . . . . . . . . .   $1.43       $0.43
        Third Quarter . . . . . . . . . . . . . . . . .   $1.00       $0.53
        Fourth Quarter  . . . . . . . . . . . . . . . .   $0.50       $0.37

        2000
        First Quarter . . . . . . . . . . . . . . . . .   $0.44       $0.12
        Second Quarter  . . . . . . . . . . . . . . . .   $1.01       $0.16
        Third Quarter . . . . . . . . . . . . . . . . .   $3.75       $0.69
        Fourth Quarter  . . . . . . . . . . . . . . . .   $1.69       $0.62

All of the foregoing pricing information is based upon inter-dealer prices without retail mark-up, mark-down, or commissions and may not reflect actual retail transactions.

The Company has not paid any cash dividends on our Common Stock and no change of this policy is currently under consideration by the Company's Board of Directors.

The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial requirements, and condition, opportunities for reinvesting earnings, business conditions, and other factors. The number of registered shareholders of record of Common Stock on January 19, 2001 was approximately 35.

RECENT SALES OF SECURITIES

    During the three year period from January 1, 1998 through December 31, 2000 and the filing of this Form 10-KSB, the Company issued the following securities without registering the securities under the Securities Act of 1933 (the "Act").

1) On April 29, 1998, we issued 3,525,000 shares of our common stock at a price of $0.25 per share for an assignment of receivables in the amount of $856,250 and for cash in the amount of $25,000, pursuant to Regulation D, Rule

    504 of the Act. No underwriting or other commissions were paid in connection with the issuance of these shares.

2) On March 26, 1999, we issued 1,180,000 restricted shares of our $0.01 par value common stock at a price of $0.10 per share to various shareholders for cash in the amount of $118,000, also pursuant to Rule 504 of the Act. No underwriting or other commissions were paid in connection with the issuance of these shares.

3) On May 31, 1999, we issued 4,000,000 restricted common shares in exchange for all of the issued and outstanding shares of IWT Pharma Corp. and 100,000 shares as a finder's fee to Canaccord Securities. In November, 1999, this transaction was cancelled and the 4,100,000 shares were returned to us and cancelled. No underwriting or other commissions were paid in connection with the issuance of these shares.

4) On September 14, 1999, we issued 73,000 restricted shares of our common stock at a deemed value of $73,000 to settle a portion of their accounts payable. These shares were issued upon a claim of exemption under Section 4(2) of the Act. No underwriting or other commissions were paid in connection with the issuance of these shares.

5) On October 26, 1999, we issued 139,000 restricted shares of our common stock to a single sophisticated investor pursuant to Regulation D, Rule 506 of the Act for $139,000 in cash. No underwriting or other commissions were paid in connection with the issuance of these shares.

6) On May 15, 2000, we issued 100,000 restricted shares of our common stock at $0.10 per share for $10,000 in services rendered. The shares were issued pursuant to Rule 144 "Restricted Securities". No underwriting or other commissions were paid in connection with the issuance of these shares.

7) On August 21, 2000, we issued 243,000 restricted shares of our common stock in payment of $72,900. No underwriting or other commissions were paid in connection with the issue of these shares.


       ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION.

    The Company is a development-stage company and has no current business operations and, as of December 31, 2000, the Company had only $13,496 in assets.

    The investment opportunity under consideration for acquisition (Forsomeonespecial LLC) has now been further investigated and found to be less desirable as first assumed. The agreement was terminated on December 7, 2000. Efforts are ongoing to find a suitable investment opportunity for the Company.

Cash Requirements

    Funds required for the day to day business as well as the cost to investigate business opportunities is being made available from current shareholders. Repayments can be made in cash or by compensation in common stock. Once acquisitions are considered, the Company will have to raise required cash for such venture or negotiate a share per share settlement. Such arrangements would be subject to shareholders approval.

Results of Operations Year 2000

    During the 2000 fiscal year ending December 31, 2000, the Company financed its operating expenses of $508,966 by increasing its account payable by $326,908 (which was reduced by $72,900 through the issuance of common stock), increasing its loans payable by $133,000 and decreased interest by $141, paying $55,000 for services rendered through the issuance of common stock, increasing its current assets by $6,774 and fixed assets amortization of $691. The loss represents an increase of 82% over 1999 expenses mainly due to increased consulting fees paid to identify investment opportunities for the Company.

    The total deficit accumulated during the development stage of the Company totals $1,797,926.

    The Company seeks to effect a merger or acquisition of an entity with an existing business. If and when a target for acquisition is identified, the Company anticipates that it will incur travel expenses and other expenses in connection with meeting such a candidate should discussion for merger or acquisition progress and the candidate appear suitable to the Company.

    We have no immediate or forseeable need for additional funding, from sources outside of our circle of shareholders, during the next twelve months. The expenses of our audit, legal and professional requirements, (including expenses in connection with complying with the Securities Exchange Act of 1934) have been and continue to be advanced by our management. No significant cash or funds are required for our Management to evaluate possible transactions. While the Company's management believes that it will not be necessary for management to engage in costly search procedures, there can be no assurance that the Company will not incur significant costs and delays.

    In the event, consistent with the expectation of management, that no combination is made within the next twelve months, we may be forced to deal with customary minimal costs involved in maintenance of corporate franchise and filing reports as may be required under the Securities Exchange Act of 1934. Should this become necessary, the maximum amount of such advances is estimated not to exceed $20,000. These expenses would involve legal and auditing expenses. It is possible that any advances by Management may be paid by the Company issuing shares of the Company's common stock. If further auditing is required, such auditing services by the Independent Auditor may not be the subject of deferred compensation.

    We have no other sources of interim maintenance funding, except for the possibility of Management or if existing shareholders elect to invest or advance additional funds. We are unable to raise funds by issuance of stock, absent any assets or current business. We are unable to obtain commercial or institutional debt financing. No formal agreement for such internal advances is in place. Should management and/or shareholders not make such advances as are necessary, we might well fail to maintain our corporate franchise, and might be unable to comply with current audit requirements, and might cease to be in compliance with our reporting requirements, and might be de-listed, thereby losing tradability on the OTC Electronic Bulletin Board. There can be no assurance that the Company will be successful in raising additional capital to maintain the existence of the Company or otherwise fund the payment of legal, auditing, and other expenditures that are needed.

    We have no present business or business plan other than to seek a profitable business combination, most likely in a reverse acquisition or similar transaction. Accordingly, our plan is to seek one or more profitable business combinations or acquisitions to secure profitability for shareholders. We continue to focus our efforts on selecting a business combination candidate. We are not currently undertaking any efforts to raise additional capital and none are currently contemplated before merger, acquisition, or combination is announced, and then any such capital formation would be offered to investors based upon the assets and businesses to be acquired, and not on us in our present condition, without businesses, revenues, or income producing assets.

     It is virtually impossible that we can attract capital before we identify an acquisition target. It is likely that we can attract capital when we have done so, based upon the attractiveness of businesses and assets to be acquired. After such an acquisition our corporate personality would become the personality of the businesses we might acquire, such that investors then would evaluate that business and not our pre-acquisition condition.

    While we do not foresee any contingencies which would inhibit the Company from fulfilling our filing and reporting obligations under the Act, we seek to provide accessible public information to interested parties, and also specifically to maintain our qualification for trading of our common stock on the OTC Electronic Bulletin Board.

                          ITEM 7. FINANCIAL STATEMENTS.

    See page F-1 for Financial Statements.

              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE.


     On January 16, 2001, the Company dismissed its independent accountant, Davidson and Co. The dismissal was approved by the Company's Board of Directors. Davidson and Co. issued an unqualified audit opinion with respect to the Company's audited financial statements for the year ending December 31, 1999. During the course of the Company's engagement of Davidson and Co., the Company and Davidson did not have any disagreements on any matter of accounting principles or practices, financial statement disclosures, or any matter related audit scope or procedure. At the same time the Company engaged Clancy and Co., P.L.L.C. as independent accountants effective January 16, 2001.

     During the Company's two most recent fiscal years, the Company has not had any discussions with Clancy & Co., P.L.L.C. with regard to either the application of accounting principles as to any specific transaction, the type of audit opinion that would be rendered on the Company's financial statements, or with respect to any disagreements with the former accountants. The Company filed a Form 8-K disclosing the resignation of Davidson and Co. and the appointment of Clancy & Co., P.L.L.C. on March 13, 2001.

                                    PART III.

      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


     As of December 31, 2000, the following persons served as officers and directors of the Company:


Name of Person     Title Held                          Date Elected to Position
--------------     ----------                          ------------------------

Nora Coccaro       President, Secretary, Treasurer             06-19-98
                      & Chairman


     Ms. Nora Coccaro, age 45, is the Company's sole officer and director and serves as the Company's President, Secretary, Treasurer, and Chairman. She grew up in Montevideo, Uruguay, where she attended medical school at the University of Uruguay. She has been involved in the North and South American financial communities for the past 15 years. She was Venezuelan Operations Manager of Ourominas Minerals Inc. from 1995 until 1997. In 1996 and 1997, she was retained by Homestake Mining as a consultant in Central America to review mineral title administration procedures, land status and market research. In 1998, Ms. Coccaro was appointed Director of Americana Gold & Diamond Holdings, Inc. a NASDAQ Bulletin Board company and from 1998 until May 1999 she was Director and Executive Vice-President of Black Swan Gold Mines, a Toronto Senior company. Since September 1998 she also served as the Consul of Uruguay to Western Canada. Ms. Coccaro is also a director and president, corporate secretary and treasurer of another unrelated public company, Net Master Consultants, Inc.(OTCBB-NMST). Ms. Coccaro is also a director and president, corporate secretary and treasurer of another unrelated public company, Healthbridge, Inc. (OTCBB-HLBR).

    As per item 405 of SEC Regulation S-B it should be noted that during the fiscal year ended December 31, 2000, the Company has no record of the timely filing of Statements of Changes in Beneficial Ownership of Securities forms (Form 3 and Form 4) on one or more occasions by the following: Jeffrey Webb.


                        ITEM 10. EXECUTIVE COMPENSATION.

ITEM 6.  EXECUTIVE COMPENSATION

    The Company's Board of Directors has authorized the compensation of the Company's sole officer with the following annual cash salary:

SUMMARY COMPENSATION TABLE1

                                    Annual Compensation                   Long-Term Compensation
                            -----------------------------------  -----------------------------------------
                                                                           Awards        Payouts
                                                                 -----------------------------------------
    Name and                                          Other                                      LTIP
   Principal                  Salary      Bonus       Annual      Restricted    Securities      Payouts
    Position        Year       ($)         ($)     Compensation  Stock Awards   Underlying        ($)       All Other
                                                       ($)           (s)         Options/                  Compensation
                                                                     ($)           SARs                        ($)
                                                                     (f)            (#)
                                                                                    (g)
----------------- --------- ----------- ---------- ------------- ------------- -------------- ------------ -------------


Nora Coccaro       1998        $0          $0           $0            $0             0            $0            $0
Chairman,          1999      $16,050       $0           $0            $0             0            $0            $0
President          2000      $32,100       $0           $0         $10,000*          0            $0            $0
Secretary, and
Treasurer
----------------- --------- ----------- ---------- ------------- ------------- -------------- ------------ -------------

    Not            1998        N/A
Applicable         1999        N/A
                   2000        N/A
================= ========= =========== ========== ============= ============= ============== ============ =============

Footnotes:

* No other compensation was paid, accrued or received by any officer or directors for any of the years shown. The $10,000 amount shown represents the Company's issuance, on May 15, 2000, of 100,000 restricted shares of the Company's Common Stock to Ms. Nora Coccaro for services rendered to the Company.

(1) Ms. Coccaro receives $2,675 per month or $32,100 per year for her services to the Company. She began receiving payment for her services on July 1, 1999 (and thereby received $16,050 in cash compensation in 1999) and $32,100 during the calendar year ending December 31, 2000. In addition and as stated above, Ms. Nora Coccaro received an award of 100,000 restricted shares of the Company's Common Stock in payment for services rendered to the Company.

         With respect to cash salaries and non-cash compensation, the Company may change or increase salaries and non-cash compensation as the Company's profits and cash flow allow. The amount of any increase in salaries and compensation for the Company's sole and existing officer has not been determined at this time and the number and dollar amount to be paid to additional management staff that will likely be employed has not been determined.

    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding beneficial ownership as of December 31, 2000 of the Company's Common Stock, by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's voting securities and by each Director and by Officers and Directors of the Company as a group. The Company has only one class of stock.


                                                 NUMBER OF         PERCENTAGE
NAME AND ADDRESS                                  SHARES            OF CLASS
----------------                              --------------    ----------------
Ms. Nora Coccaro...........................       100,000             1.56%
1177 West Hastings Street, Suite 1818
Vancouver, British Columbia
Canada V6E 2K3

All Officers and
Directors as a Group (1 person)............       100,000             1.56%



            ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


          During the calendar year ending December 31, 1998, the Company's Board of Directors approved the payment of management fees of $16,179 to a director and former directors.

          During the calendar year ending December 31, 1999, The Company's Board of Directors approved the payment of management fees of $28,801 to a director and former directors of which $16,050 was paid to Ms. Nora Coccaro, currently the Company's sole officer and director.

          On May 15, 2000, the Company's Board of Directors approved the issuance of 100,000 restricted shares of the Company's Common Stock to Ms. Nora Coccaro in payment for her services to the Company. These shares were valued at $0.10 per share or $10,000.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

Exhibit No.  Exhibit Description
-----------  -------------------

2. Article of Incorporation (as filed with the Company's Form 10-SB and incorporated by reference herein)

2.1 By-laws (as filed with the Company's Form 10-SB and incorporated by reference herein)

24           Consent of Clancy & Co., P.L.L.C.

REPORTS

Form 8-K filed on March 13, 2001 regarding the dismissal of Davidson & Co. and the appointment of Clancy & Co., P.L.L.C. as the Company's independent's accountants is incorporated by reference herein.

                               THOR VENTURES CORP.
                                 VANCOUVER, B.C.

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

                                 C O N T E N T S


Independent Auditors' Report December 31, 2000.............................1

Independent Auditors' Report December 31, 1999.............................2

     Balance Sheets at December 31, 2000 and 1999..........................3

     Statements of Operations For The Years Ended December 31, 2000
     and 1999, and For the Period From Inception (September 12, 1989)
     to December 31, 2000..................................................4

     Statements of Stockholders' Equity For The Period From Inception
     (September 12, 1989) to December 31, 2000.............................5

     Statements of Cash Flows For The Years Ended December 31, 2000
     and 1999, and For the Period From Inception (September 12, 1989)
     to December 31, 2000..................................................6-7

     Notes to the Financial Statements.....................................8-13

     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Thor Ventures Corp.
Vancouver, B.C. V6E 2K3

We have audited the accompanying balance sheet of Thor Ventures Corp. (A Development Stage Company) (the Company) as of December 31, 2000, and the related statement of operations, stockholders' equity and cash flows for the year then ended, and for the period from inception (September 12, 1989) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the year ended December 31, 1999, were audited by other auditors whose report thereon, dated February 16, 2000, expressed an unqualified opinion.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2000, and the results of its operations and cash flows for the periods indicated, in conformity with generally accepted accounting principles.

As discussed in Note 1, the Company has been in the development stage since its inception on September 12, 1989, and unless the Company attains future profitable operations and/or obtains additional financing, there is substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Clancy and Co., P.L.L.C.
Phoenix, Arizona

February 23, 2001

                               THOR VENTURES CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



ASSETS                                                                  2000            1999
                                                                   ------------     ------------
Current Assets
   Cash                                                            $      8,882     $      4,678
   Prepaid Expenses                                                         322              427
   Other Advances                                                         2,675                0
                                                                   ------------     ------------
Total Current Assets                                                     11,879            5,105
Fixed Assets, Net (Note 3)                                                1,617            2,308
                                                                   ------------     ------------
Total  Assets                                                      $     13,496     $      7,413
                                                                   ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts Payable and Accrued Liabilities (Note 7, 11)           $    318,411     $     64,403
   Loans Payable, Other (Note 4)                                        153,000           20,000
   Accrued Interest (Note 4)                                                141                0
                                                                   ------------     ------------
Total Current Liabilities                                               471,552           84,403
Commitments and Contingencies (Note 10)
Stockholders' Equity
   Preferred Stock:  $0.0 Par Value, Authorized 500,000;
Issued and Outstanding, None                                               None             None
   Common Stock:  $0.01 Par Value, Authorized
200,000,000;  Issued and Outstanding, 6,410,000 and
5,917,000, respectively                                                  64,100           59,170
   Additional Paid In Capital                                         1,275,770        1,152,800
   Deficit Accumulated During the Development Stage                  (1,797,926)      (1,288,960)
                                                                   ------------     ------------
Total Stockholders' Equity (A Deficit)                                 (458,056)         (76,990)
                                                                   ------------     ------------
Total Liabilities and Stockholders' Equity                         $     13,496     $      7,413
                                                                   ============     ============

                               THOR VENTURES CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
           FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999, AND FOR THE
         PERIOD FROM INCEPTION (SEPTEMBER 12, 1989) TO DECEMBER 31, 2000




                                                                      Year Ended     Year Ended    Inception to
                                                                      December 31,   December 31,  December 31,
                                                                         2000            1999          2000
                                                                      -----------    -----------   ------------
General and Administrative Expenses
   Accounting and Legal                                               $    66,954    $    62,488   $    143,263
   Bank Charges                                                             1,923            546         56,037
   Consulting Fees                                                        151,850        128,011        279,861
   Management Fees                                                              0              0         16,179
   Office Expense                                                           8,970         16,053         26,023
   Rental Expense                                                          25,680         19,491         45,171
   Transfer Agent and Filing Fees                                           9,790          1,184         10,974
   Travel and Accommodation                                                18,658         51,901         70,559
                                                                      -----------    -----------   ------------
Total General and Administrative Expenses                                (283,825)      (279,674)      (648,067)
                                                                      -----------    -----------   ------------
Operating Loss                                                           (283,825)      (279,674)      (648,067)
Other Income (Expense)
   Bad Debt Expense (Note 8)                                              (25,000)             0        (25,000)
   Interest Expense                                                          (141)             0           (141)
   Write-Down of Investment                                                     0              0     (1,568,149)
   Equity Loss in Investment                                                    0              0        (44,107)
                                                                      -----------    -----------   ------------
Total Other Expense                                                       (25,141)             0     (1,637,397)
                                                                      -----------    -----------   ------------
Loss Before Extraordinary Item                                           (308,966)      (279,674)    (2,285,464)
Extraordinary Item
   Gain on Settlement of Debt (Note 9)                                          0        687,538        687,538
                                                                      -----------    -----------   ------------
Net Income (Loss) Available to Common Stockholders                    $  (308,966)   $   407,864   $ (1,597,926)
                                                                      ===========    ===========   ============
Basic Loss Per Common Share Before Extraordinary Item                 $     (0.05)   $     (0.05)
Extraordinary Item                                                           0.00           0.13
                                                                      -----------    -----------
Basic Loss Per Common Share                                           $     (0.05)   $      0.08
                                                                      ===========    ===========
Weighted Average Number of Common Shares Outstanding                    6,085,631      5,476,939
                                                                      ===========    ===========





   The accompanying notes are an integral part of these financial statements.

                               THOR VENTURES CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' EQUITY
    FOR THE PERIOD FROM INCEPTION (SEPTEMBER 12, 1989) TO DECEMBER 31, 2000







                                                                                        Common Stock
                                                         Preferred      Stock       -----------------------
                                                           Shares      Amount        Shares       Amount
                                                          -------      -------      ---------  ------------
Balance, December 31, 1995, 1996, and 1997                       0           0      1,000,000  $     10,000
Shares Issued For Debt                                                              3,500,000        35,000
Shares Issued For Cash                                                                 25,000           250
Loss, Year Ended December 31, 1998
Balance, December 31, 1998                                       0           0      4,525,000        45,250
Shares Issued for Cash                                                              1,180,000        11,800
For Exchange of All Issued Shares of IWT Pharma Corp.                               4,000,000        40,000
For Finders Fee                                                                       100,000         1,000
Shares Issued For Debt                                                                 73,000           730
Cancellation                                                                       (4,100,000)      (41,000)
Shares Issued For Debt                                                                139,000         1,390
Income, Year Ended December 31, 1999
Balance, December 31, 1999                                       0           0      5,917,000        59,170
Shares Issued For Services                                                            100,000         1,000
Shares Issued For Debt                                                                243,000         2,430
Shares Issued For Services                                                            150,000         1,500
Loss, Year Ended December 31, 2000
Balance, December 31, 2000                                $     0      $     0      6,410,000  $     64,100
                                                          =======      =======      =========  ============



                                                                           Deficit
                                                                         Accumulated
                                                                           During
                                                          Additional        the
                                                            Paid In      Development
                                                            Capital        Stage          Total
                                                         -------------  ------------    -----------
Balance, December 31, 1995, 1996, and 1997               $      (9,000) $     (1,000)   $         -
Shares Issued For Debt                                         821,250                      856,250
Shares Issued For Cash                                          24,750                       25,000
Loss, Year Ended December 31, 1998                                        (1,695,824)    (1,695,824)
                                                                        ------------    -----------
Balance, December 31, 1998                                     837,000    (1,696,824)      (814,574)
Shares Issued for Cash                                         106,200                      118,000
For Exchange of All Issued Shares of IWT Pharma Corp.        3,460,000                    3,500,000
For Finders Fee                                                 (1,000)
Shares Issued For Debt                                          72,270                       73,000
Cancellation                                                (3,459,000)                  (3,500,000)
Shares Issued For Debt                                         137,330                      138,720
Income, Year Ended December 31, 1999                                         407,864        407,864
                                                                        ------------    -----------
Balance, December 31, 1999                                   1,152,800    (1,288,960)       (76,990)
Shares Issued For Services                                       9,000                       10,000
Shares Issued For Debt                                          70,470                       72,900
Shares Issued For Services                                      43,500                       45,000
Loss, Year Ended December 31, 2000                                          (308,966)      (308,966)
                                                                        ------------    -----------
Balance, December 31, 2000                               $   1,275,770  $ (1,597,926)   $  (258,056)
                                                         =============  ============    ===========

                               THOR VENTURES CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999, AND FOR THE
         PERIOD FROM INCEPTION (SEPTEMBER 12, 1989) TO DECEMBER 31, 2000


                                                                                                                     From
                                                                                                                   Inception
                                                                                                                (September 12,
                                                                                Year Ended        Year Ended        1989) to
                                                                                December 31,      December 31,     December 31,
                                                                                    2000              1999             2000
                                                                                -----------        -----------    --------------
Cash Flows From Operating Activities
   Net Income (Loss)                                                            $  (308,966)       $   407,864    $   (1,597,926)
   Adjustments to Reconcile Net Income (Loss) to Net Cash
Used In Operating Activities
      Common Stock Issued For Services Rendered                                      55,000                  0            56,000
      Depreciation                                                                      692                354             1,046
      Write-off of Advance for Business Acquisition                                  25,000                  0            25,000
      Write-off of Investment                                                             0                  0         1,568,149
      Equity Loss on Investment                                                           0                  0            44,107
      Gain on Settlement of Debt                                                          0           (687,538)         (687,538)
   Changes in Assets and Liabilities
     (Increase) Decrease in Prepaid Expenses                                            105               (427)             (322)
     (Increase) Decrease in Other Advances                                           (2,675)                 0            (2,675)
      Increase (Decrease) in Accounts Payable and Accrued
Liabilities                                                                         126,907             60,206           192,113
      Increase (Decrease) in Accrued Interest Payable                                   141                  0            53,662
                                                                                -----------        -----------    --------------
   Total Adjustments                                                                205,170           (627,405)        1,249,542
                                                                                -----------        -----------    --------------
Net Cash Used In Operating Activities                                              (103,796)          (219,541)         (348,384)
Cash Flows From Investing Activities
   Advance for Business Acquisition                                                 (25,000)                 0           (25,000)
   Purchase of Fixed Assets                                                               0             (2,663)           (2,663)
                                                                                -----------        -----------    --------------
Net Cash Flows Used In Investing Activities                                         (25,000)            (2,663)          (27,663)
Cash Flows From Financing Activities
   Proceeds From Sale of Common Stock                                                     0            118,000           143,000
   Proceeds From Loans Payable                                                      133,000            158,720           291,720
   Repayments on Promissory Notes                                                         0            (49,791)          (49,791)
                                                                                -----------        -----------    --------------
Net Cash Provided By Financing Activities                                           133,000            226,929           384,929
                                                                                ===========        ===========    ==============

                                                                                                     From
                                                                                                   Inception
                                                                                                (September 12,
                                                                 Year Ended       Year Ended        1989) to
                                                                 December 31,     December 31,     December 31,
                                                                     2000             1999             2000
                                                                 ------------      -----------    -----------
Increase in Cash and Cash Equivalents                                   4,204            4,725          8,882
Cash and Cash Equivalents, Beginning of Year                            4,678              (47)             0
                                                                 ------------      -----------    -----------
Cash and Cash Equivalents, End of Year                           $      8,882      $     4,678    $     8,882
                                                                 ============      ===========    ===========
Supplemental Information:
Cash paid for:
   Interest                                                      $          0      $         0    $         0
                                                                 ============      ===========    ===========
   Income taxes                                                  $          0      $         0    $         0
                                                                 ============      ===========    ===========
Supplemental Noncash Investing and Financing Activities:
   Common Stock Issued For Services Rendered                     $     55,000      $         0    $    56,000
                                                                 ============      ===========    ===========
   Conversion of Accounts Payable to Equity                      $     72,900      $    73,000    $   145,900
                                                                 ============      ===========    ===========
   Conversion of Loans Payable to Equity                         $          0      $   138,720    $   138,720
                                                                 ============      ===========    ===========
   Acquisition of Common Stock of Job Through a
Promissory Note to Stamford, including the Acquisition
of Stamford's Debt to Four Creditors                             $          0      $         0    $   856,250
                                                                 ============      ===========    ===========
   Common Stock Issued in Exchange for Settlement of Debt        $          0      $         0    $   856,250
                                                                 ============      ===========    ===========
   Exercise of 650,000 Share Purchase Warrants of Job
Through Accounts Payable                                         $          0      $         0    $    72,198
                                                                 ============      ===========    ===========
   Write-off of Advance for Business Acquisition                 $     25,000      $         0    $    25,000
                                                                 ============      ===========    ===========
   Write-off of Investment                                       $          0      $         0    $ 1,568,149
                                                                 ============      ===========    ===========
   Equity Loss on Investment                                     $          0      $         0    $    44,107
                                                                 ============      ===========    ===========
   Gain on Settlement of Debt                                    $          0      $   687,538    $   687,538
                                                                 ============      ===========    ===========

                               THOR VENTURES CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 1 - ORGANIZATION

         Thor Ventures Corp. (the Company) was incorporated on September 12, 1989, under the laws of the State of Florida with an authorized capital of 500,000 shares of $0.01 par value preferred stock and 200,000,000 shares of $0.01 par value common stock.

         On August 2, 1991, the Company issued 1,000,000 shares of common stock for services rendered at $0.001 per share, or $1,000.

         On April 29, 1998, the Company issued 3,525,000 shares of common stock at $0.25 per share for payment of debt in the amount of $856,250 and for cash in the amount of $25,000.

         On March 26, 1999, the Company issued 1,180,000 shares of common stock at $0.10 per share for cash, or $118,000.

         On September 14, 1999, the Company issued 73,000 shares of common stock at a deemed value of $73,000 to settle a portion of their accounts payable.

         On October 26, 1999, the Company issued 139,000 shares of common stock at a deemed value of $138,720 to settle a loan payable.

         On May 15, 2000, the Company issued 100,000 shares of common stock at $0.10 per share for services rendered, or $10,000. The shares were issued at the fair market value of the services rendered.

         On August 21, 2000, the Company issued 243,000 shares of common stock at a deemed value of $72,900, or $0.30 per share, to settle a portion of their accounts payable.

         On October 31, 2000, November 15, 2000 and December 15, 2000, the Company issued 50,000 shares each, totaling 150,000 shares of common stock for services rendered at $0.30 per share, or $45,000. The shares were issued at the fair market value of the services rendered.

                               THOR VENTURES CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


         The Company is a development stage company, as defined in Financial Accounting Standards Board No. 7. The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company currently has no source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. Management's plans to seek additional capital include additional equity financing's or a merger with an existing operating company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's ability to achieve these objectives cannot be determined at this time.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

         Method of Accounting

         The Company's financial statements are prepared using the accrual method of accounting.

         Cash and Cash Equivalents

         The Company considers all highly liquid debt instruments with a maturity of three months or less when acquired to be cash and cash equivalents.

         Concentration of Credit Risk

         The Company maintains a U.S. Dollar bank account in a Canadian bank that is not insured.

         Property and Equipment

         Property and equipment, stated at cost, is depreciated under the straight-line method over their estimated useful lives.

         Investment

         The Company accounts for investments in companies where it is able to exercise significant influence using the equity method.

         Use of Estimates

         Preparing financial statements requires management to make estimates and assumptions that effect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates.

                               THOR VENTURES CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

         Income Taxes

         The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

         Per Share of Common Stock

         Basic earnings or loss per share has been computed based on the weighted average number of common shares and common share equivalents outstanding. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, "Earnings Per Share." Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented. Convertible securities that could potentially dilute basic earnings per share in the future are not included in the computation of diluted earnings per share because to do so would be antidilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Capital Structure

         SFAS No. 129, "Disclosure of Information about Capital Structure," establishes standards for disclosing information about an entity's capital structure. SFAS No. 129 had no effect on the Company's financial statements

         Comprehensive Income

         SFAS No. 130, "Reporting Comprehensive Income," requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of a statement of financial position. SFAS No. 130 had no effect on the financial statements.

         Start-Up Costs

                               THOR VENTURES CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


         American Institute of Certified Public Accountants Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," provides guidance on the financial reporting of start-up and organization costs and requires such costs to be expensed as incurred. SOP 98-5 had no effect on the financial statements.

         Presentation

         Certain comparative figures have been adjusted to conform to the current period's presentation.

         Foreign Currency Translation

         The Company maintains both a U.S Dollar and a Canadian Dollar bank account at a financial institution in Canada. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, which is the U.S. Dollar, are included in the results of operations as incurred.

         Accounting for Derivative Instruments and Hedging Activities

         In June 1998, the Financial Accounting Standard Board (FASB) issued SFAS No. 133. "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137 to defer the effective date of SFAS No. 133 to fiscal quarters of fiscal years beginning after June 15, 2000. The implementation of SFAS No. 133 did not have a significant impact on its financial statements.

         Fair Value of Financial Instruments

         For certain of the Company's financial instruments, including cash and cash equivalents, unsecured advances, prepaid expenses, accounts payable and accrued liabilities, and notes payable, the carrying amounts approximate fair value due to their short maturities.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Recent Accounting Pronouncements

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition In Financial Statements." SAB 101 summarizes certain of the

                               THOR VENTURES CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

         SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal 2000. The Company implemented SAB 101 effective January 1, 2000. SAB 101 had no effect on the Company's financial statements.

         Pending Accounting Pronouncements

         It is anticipated that current pending accounting pronouncements will not have an adverse impact on the financial statements of the Company.

NOTE 3 - FIXED ASSETS

         Fixed assets consists of computer equipment stated at cost, or $2,663. Accumulated depreciation at December 31, 2000 and 1999 was $1,046 and $354, respectively. Depreciation expense charged to operations during 2000 and 1999 was $692 and $354, respectively.

NOTE 4 - LOANS PAYABLE

         Loans payable consist of the following demand loans with no specific repayment terms.

         (1) series of noninterest bearing loans totaling $127,000, which were converted to 254,000 shares of restricted common stock at $0.50 per share subsequent to year end (see Note 11); and

         (2) promissory noted dated October 31, 2000, in the amount of $26,000, bearing interest at 9% per annum. At December 31, 2000, accrued interest was $141.

NOTE 5 - INCOME TAXES

         There is no current or deferred tax expense for the years ended December 31, 2000 and 1999, due to the Company's loss position. The benefits of timing differences have not been previously recorded. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as

                               THOR VENTURES CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


         appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising deferred tax

NOTE 5 - INCOME TAXES (CONTINUED)

         assets is a result of net operating loss carryforwards reserved against a full valuation allowance. The Company has available net operating loss carryforwards of approximately $1,600,000 for tax purposes to offset future taxable income, which expire principally in the year 2018. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

NOTE 6 - WARRANTS

         The Company had share purchase warrants outstanding, entitling the holders to acquire 1,762,500 common shares of the Company's common stock at a price of $1.00 per share, expiring on April 14, 2000. On April 10, 2000, the Company granted a two-year extension to the expiry date and agreed to reduce the exercise price of share purchase warrants to current market value at a price of $0.30 per share. The warrants are not valued because the exercise price equals or exceeded the fair market value of the common stock on the date of issuance.

NOTE 7 - RELATED PARTY TRANSACTIONS

         For the years ended December 31, 2000 and 1999, the Company paid consulting fees of $42,100 and $36,826, respectively, to a director and former directors of the Company. A portion of the year 2000 fees were paid by the issuance of 100,000 common shares at $0.10 per share, or $10,000.

         Included in accounts payable at December 31, 2000 and 1999, are consulting fees of $46,900 and $40,853, respectively, that are due to a certain consultant of the Company.

                               THOR VENTURES CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


         The 1999 accounts payable and other fees incurred by the consultant during 2000 were paid by the issuance of 243,000 shares of common stock at $0.30 per share, or $72,900.

NOTE 8 - BAD DEBT EXPENSE

         Included in operations for the year ended December 31, 2000, is a bad debt expense of $25,000 representing an advance to an unrelated company while it tried to finalize the terms of a business acquisition agreement. The negotiation was terminated in December 2000 and management has determined there is no likelihood of recovery of the advance.

NOTE 9 - INVESTMENTS

         During fiscal 1999, the Company paid $49,791 and delivered all of its 6,555,250 common shares of Job Industries Ltd. ("Job") valued in the amount of $198,745 to settle a note payable to Stamford International Inc. ("Stamford) in the amount of $832,762, plus interest payable in the amount of $53,521. As a result, the Company incurred a gain on the settlement of debt in the amount of $687,538, which is included in operations for the year ended December 31, 1999.

         During fiscal 1999, the Company entered into an agreement to acquire all of the issued and outstanding shares of IWT Pharma Corporation by issuing a total of 4,100,000 shares of common stock. Subsequent to September 30, 1999, the agreement was canceled and as a result, shares previously issued were canceled.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

         The Company has entered into certain agreements for consulting services for an indefinite term and is committed to paying approximately $8,000 per month under the agreements until terminated by the Company or the consultants.

NOTE 11 - SUBSEQUENT EVENTS

                               THOR VENTURES CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

         As of the date of issuance of these financial statements, the Company issued an additional 454,000 shares of common stock as follows: 243,000 shares of restricted common stock at $0.50 per share in exchange for debt of $127,000; and 200,000 shares of freely-tradeable common stock for consulting services rendered.

                                   SIGNATURES


             Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the ___ day of March 2001.


                              THOR VENTURES, CORP.



                              By: /s/ Nora Coccaro
                                  ----------------
                   President, Chairman, Secretary, & Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                       TITLE                                DATE
---------                       -----                                ----

/S/ NORA COCCARO
-------------------
NORA COCCARO         PRESIDENT, CHAIRMAN, SECRETARY                03/30/01
                         & TREASURER


                                INDEX TO EXHIBITS



EXHIBIT NO.  DESCRIPTION OF EXHIBIT
-----------  -------------------

2. Article of Incorporation (as filed with the Company's Form 10-SB and incorporated by reference herein)

2.1 By-laws (as filed with the Company's Form 10-SB and incorporated by reference herein)

2.2. Form 8-K filed on March 13, 2001 regarding the dismissal of Davidson & Co. and the appointment of Clancy & Co., P.L.L.C. as the Company's independent's accountants is incorporated by reference herein.

24           Consent of Clancy & Co., P.L.L.C.