Form 10QSB
period 2001-03-31
THOR VENTURES CORP
filed 2001-05-14
CIK 1060409

FORM 10-QSB
U.S. Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

(  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________to_____________
THOR VENTURES CORP. (Exact Name of Registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	98-0211356 (IRS Employer Identification No.)

1818-1177 West Hastings Street, Vancouver, B.C. V6E 2K3 (Address of principal executive offices)

(604) 602-1717 (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X      No

State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,988,000.

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS
THOR VENTURES CORP. (A Development Stage Company) INTERIM BALANCE SHEET

		March 31 2001 (unaudited)	December 31 2000
	ASSETS
	Current
	Cash	$2,478	$8,882
	Prepaid expenses	2,998	322
	Other advances	2,675	2,675
		8,151	11,879

	Fixed assets (Note 3)	1,495	1,617
		$9,646	$13,496

	LIABILITIES AND STOCKHOLDERS' EQUITY
	Current
	Accounts payable and accrued liabilities	$100,470	$118,411
	Loans payable (Note 4)	57,000	153,000
	Interest payable (Note 4)	1,255	141
		158,725	271,552

	Stockholders' equity
	Capital stock
	Authorized
	200,000,000 common shares with a par value of $0.01 500,000 preferred shares with a par value of $0.01
	Issued and outstanding
	December 31, 2000 - 6,410,000 common shares with a par value of $0.01 March 31, 2001 - 6,988,000 common shares with a par value of $0.01	69,880	64,100
	Additional paid-in capital	1,634,190	1,275,770
	Deficit accumulated during the development stage	(1,853,149)	(1,597,926)
		(149,079)	(258,056)
		$9,646	$13,496

	Commitments and contingencies (Note 9)
	Subsequent events (Note 11)

	On behalf of the Board:
/s/ Nora Coccaro	Director

The accompanying notes are an integral part of these financial statements

THOR VENTURES CORP.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000, AND
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 12, 1989) TO MARCH 31, 2001
(unaudited)

	Three Months Ended March 31, 2001	Three Months Ended March 31, 2000	Inception to March 31, 2000
General and administrative expenses
Accounting and legal fees	$15,149	$26,471	$158,412
Bank charges	363	240	56,400
Consulting fees	223,025	23,025	502,886
Management fees	-	-	16,179
Office expense	1,139	1,997	27,162
Rental expense	6,420	6,420	51,591
Transfer agent and filing fees	2,386	(10)	13,360
Travel and accommodation	5,308	2,053	75,867
Total general and administrative expenses	(253,790)	(60,196)	(901,857)

Operating loss	(253,790)	(60,196)	(901,857)

Other income (expense)
Bad debt expense (Note 8)	-	-	(25,000)
Interest expense	1,433	-	(1,574)
Write-down of investment	-	-	(1,568,149)
Equity loss on investment	-	-	(44,107)
Total other expense	1,433	-	(1,638,830)

Loss before extraordinary item	(255,223)	(60,196)	(2,540,687)

Extraordinary item
Gain on settlement of debt	-	-	687,538

Net loss	$(255,223)	(60,196)	(1,853,149)

Basic loss per share before extraordinary item	$(0.04)	$(0.01)
Extraordinary item	-	-
Basic loss per share	$(0.04)	$(0.01)
Weighted average number of common shares outstanding	6,813,778	5,917,000

The accompanying notes are an integral part of these financial statements

THOR VENTURES CORP. (A Development Stage Company) INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD FROM INCEPTION (SEPTEMBER 12, 1989) TO MARTH 31, 2001 (unaudited)
	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
	Shares	Amount
Balance, December 31, 1995, 1996, and 1997	1,000,000	$10,000	$(9,000)	$(1,000)	$-
Shares issued for debt	3,500,000	35,000	821,250	-	856,250
Shares issued for cash	25,000	250	24,750	-	25,000
Loss for the year	-	-	-	(1,695,824)	(1,695,824)
Balance, December 31, 1998	4,525,000	45,250	837,000	(1,696,824)	(814,574)
Shares issued for cash	1,180,000	11,800	106,200	-	118,000
For exchange of all issued shares of IWT Pharma Corp.	4,000,000	40,000	3,460,000	-	3,500,000
For finders fee	100,000	1,000	(1,000)	-	-
Shares issued for debt	73,000	730	72,270	-	73,000
Cancellation	(4,100,000)	(41,000)	(3,459,000)	-	(3,500,000)
Shares issued for debt	139,000	1,390	137,330	-	138,720
Income for the year	-	-	-	407,864	407,864
Balance, December 31, 1999	5,917,000	59,170	1,152,800	(1,288,960)	(76,990)
Shares issued for services	100,000	1,000	9,000	-	10,000
Shares issued for debt	243,000	2,430	70,470	-	72,900
Shares issued for services	150,000	1,500	43,500	-	45,000
Loss for the year	-	-	-	(308,996)	(308,966)
Balance, December 31, 2000	6,410,000	64,100	1,275,770	(1,597,926)	(258,056)
Shares issued for debt	254,000	2,540	124,460	-	127,000
Shares issued for services	200,000	2,000	198,000	-	200,000
Shares issued for debt	124,000	1,240	35,960	-	37,200
Loss for the period	-	-	-	(255,223)	(255,223)
Balance, March 31, 2001	6,988,000	$69,880	$1,634,190	$(1,853,149)	$(149,709)

The accompanying notes are an integral part of these financial statements

THOR VENTURES CORP.
(A Development Stage Company)
INTERIM STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000, AND
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 12, 1989) TO MARCH 31, 2001
(unaudited)

	Three Months Ended March 31, 2001	Three Months Ended March 31, 2000	Inception to March 31, 2001
Cash flows from operating activities
Net income (loss)	$(255,223)	$(60,196)	$(1,853,149)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Common stock issued for services rendered	200,000	-	256,000
Depreciation	121	173	1,167
Write-off of advance for business acquisition	-	-	25,000
Write-off of investment	-	-	1,568,149
Equity loss on investment	-	-	44,107
Gain on settlement of debt	-	-	(687,538)
Changes in assets and liabilities
(Increase) decrease in prepaid expenses	(2,676)	(120)	(2,998)
(Increase) decrease in other advances	-	-	(2,675)
Increase (decrease) in accounts payable and accrued liabilities	19,260	24,810	211,373
Increase (decrease) in accrued interest payable	1,114	-	54,776
Total adjustments	217,819	24,863	1,467,361
Net cash used in operating activities	(37,404)	(35,333)	(385,788)

Cash flows from investing activities
Advances for business acquisition	-	-	(25,000)
Purchase of fixed asset	-	-	(2,663)
Net cash used in investing activities	-	-	(27,663)

Cash flows from financing activities
Proceeds from sale of common stock	-	-	143,000
Proceeds from loans payable	31,000	32,000	322,720
Repayments on promissory notes	-	-	(49,791)
Net cash provided by financing activities	31,000	32,000	415,929
Increase in cash and cash equivalents	(6,404)	(3,333)	2,478
Cash and cash equivalents, beginning of period	8,882	4,678	-
Cash and cash equivalents, end of period	$2,478	$1,345	$2,478

Supplemental information (Note 10)

The accompanying notes are an integral part of these financial statements

THOR VENTURES CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2001
(unaudited)

1.     ORGANIZATION

Thor Ventures Corp. (the "Company") was incorporated on September 12, 1989, under the laws of the State of Florida with an authorized capital of 500,000 shares of $0.01 par value preferred stock and 200,000,000 shares of $0.01 par value common stock.

On August 2, 1991, the Company issued 1,000,000 shares of common stock for services rendered at $0.001 per common share, or $1,000.

On April 29, 1998, the Company issued 3,525,000 shares of common stock at $0.25 per share for payment of debt in the amount of $856,2550 and for cash in the amount of $25,000.

On March 26, 1999, the Company issued 1,180,00 shares of common stock at $0.10 per share for cash, or $118,000.

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

On August 21, 2000, the Company issued 243,000 shares of common stock at a deemed value of $72,000, or $0.30 per share, to settle a portion of their accounts payable.

On October 31, 2000, November 15, 2000 and December 15, 2000, the Company issued 50,000 share each, totaling 150,000 shares of common stock for services rendered at $0.30 per share, or $45,000. The shares were issued at the fair market value of the services rendered.

On January 11, 2001, the Company issued 254,000 shares of common stock at a deemed value of $!27,000 to settle a loan payable.

On January 14, 2001, the Company issued 200,00 shares of common stock a $1.00 per share for services rendered, or $200,000. The shares were issued at the fair market value of the services rendered.

On March 27, 2001, the Company issued 124,000 shares of common stock at a deemed value of $37,200, or $0.30 per share, to settle a portion of their accounts payable.

The Company is a development stage company, as defined in the Financial Accounting Standards Board No. 7. The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company currently has no source of revenue.

THOR VENTURES CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2001
(unaudited)

1.     ORGANIZATION (Continued)

Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. Management plans to seek additional capital include additional equity financing or a merger with an existing operating company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's ability to achieve these objectives cannot be determined at this time.

2.     SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates

Preparing financial statements requires management to make estimates and assumptions that effect the reported amount of assets, liabilities, revenue and expenses. Actual results may differ from these estimates.

Income Taxes

The Company accounts for income taxes under the provisions of Statements of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax liabilities and assets are determined based on the difference between the financial statements and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

THOR VENTURES CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2001
(unaudited)

2.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

Capital Structure

SFAS No. 129, "Disclosure of Information about Capital Structure," establishes standards for disclosing information about an entity's capital structure. SFAS No. 129 had no effect on the Company's financial statements.

Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income," requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 had no effect on the financial statements.

Start-Up Costs

American Institute of Certified Public Accountants Statements of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," provides guidance on the financial reporting of start-up and organization costs and requires such costs to be expensed as incurred. SOP 98-5 had no effect on the financial statements.

Presentation

Certain comparative figures have been adjusted to conform to the current period's presentation.

Foreign Currency Translation

The Company maintains both a U.S. Dollar and a Canadian Dollar bank account at a financial institution in Canada. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, which is the U.S. Dollar, are included in the results of operations as incurred.

Accounting for Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137 to defer the effective date of SFAS No. 133 to fiscal quarters of fiscal years beginning after June 15, 2000. The implementation of SFAS No. 133 did not have a significant impact on its financial statements.

Fair Value of Financial Instruments

For certain of the Company's financial instruments, including cash and cash equivalents, unsecured advances, accounts payable and accrued liabilities, and notes payable, the carrying amounts approximate fair value due to their short maturities.

Recent Accounting Pronouncements

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB no later than the fourth quarter of fiscal 2000. The Company implemented SAB 101 effective January 1, 2000. SAB 101 had no effect on the Company's financial statements.

THOR VENTURES CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2001
(unaudited)

2.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

Pending Accounting Pronouncements

It is anticipated that current pending accounting pronouncements will not have an adverse impact on the financial statements of the Company.

3.     FIXED ASSETS

Fixed assets consist of computer equipment stated at cost, or $2,663. Accumulated depreciation at March 31, 2001 and December 31, 2000 was $1,168 and $1,046 respectively. Depreciation expense charged to operations during the three month periods ended March 31, 2001 and 2000 was $121 and $173 respectively.

4.     LOANS PAYABLE

Loans payable consist of the following demand loans with no specific repayment terms.

(1) series of non-interest bearing loans totaling $127,000, which were converted to 254,000 shares of restricted common stock at $0.50 per share on January 11, 2001; and

(2) promissory notes totaling $57,000, bearing interest at 9% per annum (Note 11). At March 31, 2001, accrued interest was $1,255.

5.     INCOME TAXES

There is no current or deferred tax expense for the years ended December 31, 2000 and 1999, due to the Company's loss position. The benefits of timing differences have not been previously recorded. The deferred tax consequences of temporary differences in reporting items for financial statements and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The income tax effect of temporary differences comprising deferred tax assets is a result of net operating loss carryforwards reserved against a full valuation allowance. As at December 31, 2000, the Company had available net operating loss carryforwards of approximately $1,600,000 for tax purposes to offset future taxable income, which expire principally in the year 2018. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

6.     WARRANTS

The Company had share purchase warrants outstanding, entitling the holders to acquire 1,762,500 common shares of the Company at a price of $1.00 per share, expiring on April 14, 2000. On April 10, 2000, the Company granted a two-year extension to the expiry date and agreed to reduce the exercise price of share purchase warrants to current market value at a price of $0.30 per share. The warrants are not valued because the exercise price equaled or exceeded the fair market value of the common stock on the date of issuance (Note 11).

THOR VENTURES CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2001
(unaudited)

7.     RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2001 and 2000, the Company paid the same amount of consulting fees, $8,025, to a director of the Company.

Included in accounts payable at March 31, 2001 and December 30, 2000, are consulting and other fees of $30,008 and $46,900 respectively, that are due to a certain consultant and shareholder of the Company. The 1999 accounts payable and other fees incurred by the consultant during 2000 were paid by issuance of 243,000 shares of common stock at $0.30 per share, or $72,900, on August 21, 200. On March 27, 2001, the 2000 accounts payable was paid by the issuance of 124,000 shares of common stock at $0.30 per share, or $37,200.

8.     BAD DEBT EXPENSE

Included in the net loss for the year ended December 31, 2000, is a bad debt expense of $25,000 representing an advance to an unrelated corporation while the Company tried to finalize the terms of a business acquisition agreement. The negotiation was terminated in December 2000 and management has determined there is no likelihood of recovery of the advance.

9.     SUPPLEMENTAL INFORMATION
	Three Months Ended March 31, 2001	Three Months Ended March 31, 2000	From Inception (September 12, 1989) to March 31, 2001
Cash paid for:
Interest	$-	$-	$-
Income taxes	-	-	-

Supplemental non-cash investing and financing activities
Common stock issued for services rendered	$200,000	$-	$256,000
Conversion of accounts payable to equity	37,200	-	183,100
Conversion of loans payable to equity	127,000	-	265,720
Acquisition of common stock of Job Through promissory note to Stamford, including the acquisition of Stamford's debt to four creditors	-	-	856,250
Common stock issued in exchange for settlement of debt	-	-	856,250
Exercise of 650,000 share purchase warrants of Job Through accounts payable	-	-	72,108
Write-off of advance for business acquisition	-	-	25,000
Write-off of investment	-	-	1,568,149
Equity loss on investment	-	-	44,107
Gain on settlement of debt	-	-	687,538

THOR VENTURES CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2001
(unaudited)

10.     COMMITMENTS AND CONTINGENCIES

The Company has entered into certain agreements for consulting services for an indefinite term and is committed to paying approximately $8,000 per month under the agreements until terminated by the Company or the consultants.

11.     SUBSEQUENT EVENTS

Subsequent to March 31, 2001, share purchase warrants for 360,000 shares of common stock of the Company were exercised at $0.30 per share, or $108,000 in exchange for certain accounts payable, loans payable and accrued interest payable.

ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation.

The Company is a development-stage company and has no current business operations and, as of March 31, 2001, the Company had only $9,646 in assets.

A number of investment opportunities were under consideration for possible acquisition. Efforts are ongoing to find a suitable investment opportunity for the Company.

Cash Requirements

Funds required for the day to day business as well as the costs to investigate business opportunities are being made available from current shareholders and consultants. Repayments can be made in cash or by compensation in common stock. Once acquisitions are considered, the Company will have to raise required cash for such venture or negotiate a share per share settlement. Such arrangements would be subject to shareholders approval.

Results of the first quarter

During the first quarter of the 2001 fiscal year ending March 31, 2001, the Company financed its operating expenses of $255,223 mainly through the issuance of common stock for services rendered ($200,000) and refinancing of loans from shareholders (see note 4 of the attached financial statements). Cash increased by $6,404. The loss represents an increase of 424% over 2000 expenses mainly due to increased consulting fees paid to identify investment opportunities for the Company.

The total deficit accumulated during the development stage of the Company totals $1,853,149.

The Company seeks to effect a merger or acquisition of an entity with an existing business. If and when a target for acquisition is identified, the Company anticipates that it will incur travel expenses and other expenses in connection with meeting such a candidate should discussion for merger or acquisition progress and the candidate appear suitable to the Company.

We have no immediate or forseeable need for additional funding, from sources outside of our circle of shareholders, during the next twelve months. The expenses of our audit, legal and professional requirements, (including expenses in connection with complying with the Securities Exchange Act of 1934) have been and continue to be advanced by our shareholders and management. No significant cash or funds are required for our Management to evaluate possible transactions. While the Company's management believes that it will not be necessary for management to engage in costly search procedures, there can be no assurance that the Company will not incur significant costs and delays.

In the event, consistent with the expectation of management, that no combination is made within the next twelve months, we may be forced to deal with customary minimal costs involved in maintenance of corporate franchise and filing reports as may be required under the Securities Exchange Act of 1934. Should this become necessary, the maximum amount of such advances is estimated not to exceed $20,000. These expenses would involve legal and auditing expenses. It is possible that any advances by Management may be paid by issuing shares of the Company's common stock. If further auditing is required, such auditing services by the Independent Auditor may not be the subject of deferred compensation.

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

None

Item 5.     Other Information

None

Item 6.     Exhibits and Reports on Form 8-K.

Form 8-K filed on March 13, 2001 regarding the dismissal of Davidson & Co. and the appointment of Clancy & Co. P.L.L.C as the Company's independent accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Thor Ventures Corp. (Registrant)
By:	/s/ Nora Coccaro
Nora Coccaro President

May 11, 2001