Form 10QSB/A
period 2001-03-31
THOR VENTURES CORP
filed 2001-05-16
CIK 1060409

FORM 10-QSB/A
U.S. Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-QSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X      No

State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 7, 2001 - 7,348,000.

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS
THOR VENTURES CORP. (A Development Stage Company) INTERIM BALANCE SHEET

		March 31 2001 (unaudited)	December 31 2000
	ASSETS
	Current
	Cash	$2,478	$8,882
	Prepaid expenses	2,998	322
	Other advances	2,675	2,675
		8,151	11,879

	Fixed assets	1,495	1,617
		$9,646	$13,496

	LIABILITIES AND STOCKHOLDERS' EQUITY
	Current
	Accounts payable and accrued liabilities	$100,470	$118,411
	Loans payable	57,000	153,000
	Interest payable	1,255	141
		158,725	271,552

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

	Subsequent events (Note 4)

	On behalf of the Board:
/s/ Nora Coccaro	Director

The accompanying notes are an integral part of these financial statements

THOR VENTURES CORP.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000, AND
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 12, 1989) TO MARCH 31, 2001
(unaudited)

	Three Months Ended March 31, 2001	Three Months Ended March 31, 2000	Inception to March 31, 2000
General and administrative expenses
Accounting and legal fees	$15,149	$26,471	$158,412
Bank charges	363	240	56,400
Consulting fees	223,025	23,025	502,886
Management fees	-	-	16,179
Office expense	1,139	1,997	27,162
Rental expense	6,420	6,420	51,591
Transfer agent and filing fees	2,386	(10)	13,360
Travel and accommodation	5,308	2,053	75,867
Total general and administrative expenses	(253,790)	(60,196)	(901,857)

Operating loss	(253,790)	(60,196)	(901,857)

Other income (expense)
Bad debt expense	-	-	(25,000)
Interest expense	1,433	-	(1,574)
Write-down of investment	-	-	(1,568,149)
Equity loss on investment	-	-	(44,107)
Total other expense	1,433	-	(1,638,830)

Loss before extraordinary item	(255,223)	(60,196)	(2,540,687)

Extraordinary item
Gain on settlement of debt	-	-	687,538

Net loss	$(255,223)	(60,196)	(1,853,149)

Basic loss per share before extraordinary item	$(0.04)	$(0.01)
Extraordinary item	-	-
Basic loss per share	$(0.04)	$(0.01)
Weighted average number of common shares outstanding	6,813,778	5,917,000

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

The accompanying notes are an integral part of these financial statements

THOR VENTURES CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2001
(unaudited)

Note 1.     Statement of Information Furnished

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2001, and the results of operations and cash flows for the three months ended March 31, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2000 Annual Report on Form 10-KSB.

Certain information and footnote disclosure normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the accompanying financial statements and notes thereto incorporated by reference in the Company's 2000 Annual Report on Form 10-SB.

Note 2.     Going Concern, Financial Results and Liquidity

To date, we have not been profitable. We face all the risks common to companies in their early stages of development, including undercapitalization and uncertainty of funding sources, high initial expenditure levels and uncertain revenue streams, an unproven business model, and difficulties in managing growth. Our recurring losses raise substantial doubt about our ability to continue as a going concern. Our financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company expects to incur losses as it expands its businesses and will require additional funding during 2001. The satisfaction of our cash requirements hereafter will depend in large part on our ability to successfully raise capital from external sources to fund operations. We do not expect that sufficient cash will be generated from operations to fund our growth for the foreseeable future. As a result, we expect to aggressively pursue additional sources of funds, the form of which will vary depending upon prevailing market and other conditions and may include a sale transaction or the issuance of equity securities.

The Company has explored the possibility of selling or merging with another Company. Although the Company has not entered into any binding agreement to effect such a transaction, the board of directors of the Company does consider such offers and would consider all of the terms of any such offer as part of its fiduciary duty to determine whether any such transaction is in the best interest of the Company's stockholders. If our board of directors does determine that a sale or merger of the Company is in the best interests of the Company's stockholders, our board of directors may determine to pursue such a transaction and the consideration to be paid in connection with such transaction would be used to expand our business and fund future operations. We cannot assure you that we will be able to raise funds through a sale or equity transaction, or if such funding is available, that it will be on favorable terms. Our common stock is currently traded on the over-the-counter market on an electronic bulletin board established for securities that do not meet Nasdaq listing requirements or in what are commonly referred to as the "pink sheets."

Note 3.     Per Share of Common Stock

Basic earnings or loss per share is based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All earnings or loss per share amounts in these financial statements are basic earnings or loss per share as defined by SFAS No. 128, "Earnings Per Share." Diluted weighted average shares outstanding exclude the potential common shares from options because to do so would be antidilutive.

THOR VENTURES CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2001
(unaudited)

Note 4.     Subsequent Events

Subsequent to March 31, 2001, share purchase warrants for 360,000 shares of common stock of the Company were exercised at $0.30 per share, or $108,000 in exchange for certain accounts payable, loans payable and accrued interest payable.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

When used in this discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Actual results, performance or achievements could differ materially from those anticipated in such forward looking statements as a result of numerous factors, including but not limited to the Company's ability to continually expand its subscriber base and opt-in email lists, market its services to potential advertisers, the regulatory environment in which the Company operates, future acceptance of its services and other factors described in the company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-KSB, 10QSB and 8-K filed with the Securities and Exchange Commission.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 2.     Changes in Securities

On January 11, 2001, the Company issued 254,000 shares of common stock at $0.50 per share for cancellation of notes payable of $127,000.

On January 14, 2001, the Company issued 200,000 shares of common stock at $1.00 per share for services rendered, or $200,000.

On March 27, 2001, the Company issued 124,000 shares of common stock at $0.30 per share for settlement of a portion of accounts payable of $37,200.

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