Form 10QSB
period 2001-06-30
THOR VENTURES CORP
filed 2001-08-10
CIK 1060409

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ______________to_____________


                       Commission File Number 000-28311


                              THOR VENTURES CORP.
            ------------------------------------------------------
            (Exact Name of Registrant as specified in its charter)

               Florida                                98-0211356
            -------------                            -------------
    (State or other jurisdiction of              (IRS Employer ID No.)
     incorporation or organization)

                       1818 - 1177 West Hastings Street,
                      VANCOUVER, BRITISH COLUMBIA V6E 2K3
            ------------------------------------------------------
                   (Address of principal executive offices)

                                (604) 602-1717
            ------------------------------------------------------
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X    NO _____

Number of shares outstanding of each of the issuer's classes of common stock, as of August 8, 2001: 7,823.000.


===============================================================================

                              THOR VENTURES CORP.
                   FORM 10-QSB, QUARTER ENDED JUNE 30, 2001

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements  . . . . . . . . . . . . . . . . . . . . . .   3
Balance Sheets as of June 30, 2001 . . . . . . . . . . . . . . . . . . . .   3
Statements of Operations for the Six Months Ended June 30, 2001 and 2000 .   4
Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000 .   5
Notes to Interim Financial Statements  . . . . . . . . . . . . . . . . . .   6

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 2 - Management's Discussion and Analysis  . . . . . . . . . . . . . .   8

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .   9
Item 2 - Changes in Securities . . . . . . . . . . . . . . . . . . . . . .   9
Item 3 - Defaults Upon Senior Securities . . . . . . . . . . . . . . . . .   9
Item 4 - Submission of Matters to a Vote of Security Holders . . . . . . .   9
Item 5 - Other Information . . . . . . . . . . . . . . . . . . . . . . . .   9
Item 6 - Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . .   9
         Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

                                    -  2 -
===============================================================================

PART I
------
Item 1.  Financial Statements
-----------------------------

                              THOR VENTURES CORP.
                        (A DEVELOPMENT STAGE COMPANY)

                            INTERIM BALANCE SHEETS
                JUNE 30, 2001 (Unaudited) AND DECEMBER 31, 2000

                                                  June 30,         December 31,
                                                    2001               2000
                                                 ----------         ----------
ASSETS
Current
     Cash                                        $    5,981         $    8,882
     Prepaid expenses                                   322                322
     Other advances                                   2,675              2,675
                                                 ----------         ----------
                                                      8,978             11,879

Fixed assets                                          1,374              1,617
                                                 ----------         ----------

                                                 $   10,352         $   13,496
                                                 ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
     Accounts payable and accrued liabilities    $  230,970         $  318,411
     Loans payable                                   17,000            153,000
     Interest payable                                   173                141
                                                 ----------         ----------
                                                    248,143            471,552
                                                 ----------         ----------

Stockholders' equity
     Capital stock
          Authorized:
               200,000,000 common shares with
                           a par value of $0.01
                   500,000 preferred shares with
                           a par value of $0.01

          Issued and outstanding
               December 31, 2000 -
                 6,410,000 common shares with
                           a par value of $0.01
               June 30, 2001 -
                 7,348,000 common shares with
                           a par value of $0.01      73,480             64,100

     Additional paid-in capital                   1,738,590          1,275,770
     Deficit accumulated during the
          development stage                      (2,049,861)        (1,797,926)
                                                 ----------         ----------

                                                   (237,791)          (458,056)
                                                 ----------         ----------

Commitments and Contingencies (Note 10)          $   10,352         $   13,496
                                                 ==========         ==========

                                    -  3 -
===============================================================================

                              THOR VENTURES CORP.
                        (A DEVELOPMENT STAGE COMPANY)

                       INTERIM STATEMENTS OF OPERATIONS
        FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000, AND
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 12, 1989) TO JUNE 30, 2001 (unaudited)

                                        Six Months Ended 06/30   Three Months Ended 06/30   Inception to
                                       ------------------------  ------------------------     June 30,
                                          2001         2000         2001         2000           2001
                                       -----------  -----------  -----------  -----------   -------------
General and Administrative Expenses       (249,054)    (110,703)    (195,264)     (50,522)     (1,097,121)
                                       -----------  -----------  -----------  -----------   -------------

Operating Loss                            (249,054)    (110,703)    (195,264)     (50,522)     (1,097,121)

Other Income (Expense)
     Bad debt expense (Note 8)                -            -            -            -            (25,000)
     Interest expense                        2,881          268        1,448          253          (3,022)
     Write-down of investment                 -            -            -            -         (1,568,149)
     Equity loss in investment                -            -            -            -            (44,107)
                                       -----------  -----------  -----------  -----------   -------------
Total Other Expense                          2,881          268        1,448          253      (1,640,278)
                                       -----------  -----------  -----------  -----------   -------------

Loss Before Extraordinary Item            (251,935)    (110,971)    (196,712)     (50,775)     (2,737,399)

Extraordinary Item
     Gain on settlement of debt               -            -            -            -            687,538
                                       -----------  -----------  -----------  -----------   -------------

Net Loss                               $  (251,935) $  (110,971) $  (196,712) $   (50,775)  $  (2,049,861)
                                       ===========  ===========  ===========  ===========   =============

Basic loss per share before
     extraordinary item                $    (0.04)  $    (0.02)  $    (0.03)  $    (0.01)
Extraordinary item           -                -            -            -            -
                                       -----------  -----------  -----------  -----------
Basic loss per share                   $    (0.04)  $    (0.02)  $    (0.03)  $    (0.01)
                                       ===========  ===========  ===========  ===========

Weighted average number of
     common shares outstanding           7,022,696    5,917,000    7,229,319    5,917,000
                                       ===========  ===========  ===========  ===========

                                    -  4 -
===============================================================================

                              THOR VENTURES CORP.
                        (A DEVELOPMENT STAGE COMPANY)

                       INTERIM STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000, AND
      FOR THE PERIOD FROM INCEPTION (SEPTEMBER 12, 1989) TO JUNE 30, 2001

                                              Six Months Ended June 30,    Inception to
                                              -------------------------      June 30,
                                                 2001          2000            2001
                                              -----------   -----------    -------------
Cash Flows From Operating Activities
  Net income (loss)                           $  (251,935)  $  (110,971)   $  (2,049,861)
  Adjustments to reconcile net income (loss)
    to net cash used in operating activities
    Common stock issued for services rendered        -             -             256,000
    Depreciation                                      242           346            1,288
    Write-off of advance for business
      acquisition                                    -             -              25,000
    Write-off of investment                          -             -           1,568,149
    Equity loss on investment                        -             -              44,107
    Gain on settlement of debt                       -             -            (687,538)
    Changes in assets and liabilities
      (Increase) decrease in prepaid expenses      (2,676)       (2,808)          (2,998)
      (Increase) decrease in other advances          -             -              (2,675)
      Increase (decrease) in accounts payable
        and accrued liabilities                   203,436        47,686          395,549
      Increase (decrease) in accrued
        interest payable                               32          -              53,694
                                              -----------   -----------    -------------
    Total adjustments                             201,034        45,224        1,650,576
                                              -----------   -----------    -------------
Net cash used in operating activities             (50,901)      (65,747)        (399,285)
                                              -----------   -----------    -------------

Cash Flows From Investing Activities
  Advances for business acquisition                  -             -             (25,000)
  Purchase of fixed asset                            -             -              (2,663)
                                              -----------   -----------    -------------
Net cash used in investing activities                -             -             (27,663)
                                              -----------   -----------    -------------

Cash Flows From Financing Activities
  Proceeds from sale of common stock                 -             -             143,000
  Proceeds from loans payable                      48,000        62,000          339,720
  Repayments on promissory notes                     -             -             (49,791)
                                              -----------   -----------    -------------
Net cash provided by financing activities          48,000        62,000          432,929
                                              -----------   -----------    -------------

Increase in Cash and Cash Equivalents              (2,901)       (3,747)           5,981

Cash and Cash Equivalents, Beginning of Period      8,882         4,678             -
                                              -----------   -----------    -------------

Cash and Cash Equivalents, End of Period      $     5,981   $       931    $       5,981
                                              ===========   ===========    =============


SUPPLEMENTAL INFORMATION

  Common stock issued for services rendered          -             -       $     256,000
                                              ===========   ===========    =============

  Conversion of accounts payable to equity    $    37,200          -       $     183,100
                                              ===========   ===========    =============

  Conversion of debt to equity                $   127,000          -       $     265,720
                                              ===========   ===========    =============

  Exercise of share purchase warrants
    for debt                                  $   108,000          -       $     108,000
                                              ===========   ===========    =============

  Acquisition of common stock of Job through         -             -                -
                                              ===========   ===========    =============

    Promissory note to Stamford                      -             -       $     856,250
                                              ===========   ===========    =============

  Common stock issued in settlement of debt          -             -       $     856,250
                                              ===========   ===========    =============

  Exercise of 650,000 share purchase
    warrants of Job through accounts payable         -             -       $      72,108
                                              ===========   ===========    =============

  Write off of advance for business
    acquisition                                      -             -       $      25,000
                                              ===========   ===========    =============

  Write off of investment                            -             -       $   1,568,149
                                              ===========   ===========    =============

  Equity loss in investment                          -             -       $      44,107
                                              ===========   ===========    =============

  Gain on settlement of debt                         -             -       $     687,538
                                              ===========   ===========    =============

                                    -  5 -
===============================================================================

                              THOR VENTURES CORP.

                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                 JUNE 30, 2001


NOTE 1.  STATEMENT OF INFORMATION FURNISHED
-------------------------------------------

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2001, and the results of operations and cash flows for the three and six months ended June 30, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2000 Annual Report on Form 10-KSB.

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

NOTE 2.  GOING CONCERN, FINANCIAL RESULTS AND LIQUIDITY
-------------------------------------------------------

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

                                    -  6 -
===============================================================================

NOTE 3.  WARRANTS
-----------------

On May 1, 2001, 360,000 warrants were exercised at $0.30 per share, reducing the total of warrants outstanding to 1,402,500, exercisable at $0.30 per share, and expiring in April 2002.

NOTE 4.  EARNINGS PER SHARE
---------------------------

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements. Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share. The computation of basic loss per share is as follows:

                                        Three Months Ended 06/30        Six Months Ended 06/30
                                       --------------------------     --------------------------
                                          2001           2000            2001           2000
                                       -----------    -----------     -----------    -----------
Numerator-Net Loss Available to
  Common Stockholders                  $  (196,712)   $   (50,775)    $  (251,935)   $  (110,971)
                                       ===========    ===========     ===========    ===========
Denominator-Weighted Average Number
  of Common Shares Outstanding           7,229,319      5,917,000       7,022,696      5,917,000
                                       ===========    ===========     ===========    ===========

Basic Loss Per Common Share            $    (0.03)    $    (0.01)     $    (0.04)    $    (0.02)
                                       ===========    ===========     ===========    ===========

NOTE 5.  SUBSEQUENT EVENTS
--------------------------

On July 3, 2001, the Company issued 75,000 shares of common stock at $0.60 per share in settlement of accounts payable to a certain consultant and shareholder of the Company. Accounts payable were reduced by $45,000.

On August 2, 2001, the Company issued 400,000 shares of common stock at $0.50 per share, or $200,000, for services rendered by a certain consultant and shareholder of the Company for the period from April 1, 2001 through July 31, 2001. Included in accounts payable at June 30, 2001, was $150,000 in consulting fees. During the third quarter 2001, the Company charged to operations $50,000 for July 2001 consulting services and reduced accounts payable for $150,000 upon the issuance of the 400,000 shares of common stock.

                                    -  7 -
===============================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
------------------------------------------------------------------------

When used in this discussion, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Thor Ventures Corp. (Thor) undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by Thor which attempt to advise interested parties of the factors which affect the Thor's business, in this report, as well as the Thor's periodic reports on Forms 10-KSB, 10QSB and 8-K filed with the Securities and Exchange Commission.

PLAN OF OPERATION
-----------------

Thor is a development stage company and has no current business operations or business plan other than to seek a profitable business combination, most likely in a reverse acquisition or similar transaction. Thor has no immediate or foreseeable need for additional funding, from sources outside of our circle of shareholders, during the next twelve months. The expenses of our audit, legal and professional requirements, (including expenses in connection with complying with the Securities Exchange Act of 1934) have been and continue to be advanced by our shareholders and management. During the next twelve months, the Company does not expect any purchase of plant or significant equipment nor does it expect to hire any employees, unless we are successful in the pursuit of other business opportunities that would require such acts.

In the event, consistent with the expectation of management, that no combination is made within the next twelve months, we may be forced to deal with customary minimal costs involved in maintenance of corporate franchise and filing reports and reporting obligations under the Securities Exchange Act of 1934. Should this become necessary, the maximum amount of such advances is estimated not to exceed $20,000. These expenses would involve legal and auditing expenses. It is possible that any advances by management may be paid by issuing shares of the Company's common stock. If further funding is required, such auditing services by the independent accountant may not be the subject of deferred compensation.

Thor seeks to effect a merger or acquisition of an entity with an existing business. Accordingly, our plan is to seek one or more profitable business combinations or acquisitions to secure profitability for shareholders. If and when a target for acquisition is identified, the Company anticipates that it will incur travel expenses and other expenses in connection with meeting such a candidate should discussion for merger or acquisition progress and the candidate appear suitable to the Company. No significant cash or funds are required for our management to evaluate possible transactions. While the Company's management believes that it will not be necessary for management to engage in costly search procedures, there can be no assurance that the Company will not incur significant costs and delays. Efforts are ongoing to find a suitable investment opportunity for the Company.

                                    -  8 -
===============================================================================

PART II
-------
ITEM 1.  LEGAL PROCEEDINGS.
---------------------------

     None.

ITEM 2.  CHANGES IN SECURITIES.
-------------------------------

Securities issued for the six months ended June 30, 2001 were as follows:
 (1) On January 11, 2001, the Company issued 254,000 shares of common stock at $0.50 per share for cancellation of notes payable of $127,000.
 (2) On January 14, 2001, the Company issued 200,000 shares of common stock at $1.00 per share for services rendered, or $200,000.
 (3) On March 27, 2001, the Company issued 124,000 shares of common stock at $0.30 per share for settlement of a portion of accounts payable of $37,200.
 (4) On May 1, 2001, the Company issued 360,000 shares of common stock at $0.30 per share upon the exercise of warrants. The exercise price was paid through settlement of a portion of accounts payable, loan and accrued interest.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
-----------------------------------------

     None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.
-----------------------------------------------------------

     None.

ITEM 5.  OTHER INFORMATION.
---------------------------

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

     None.

                                    -  9 -
===============================================================================

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               Thor Ventures Corp.       By: /s/ Nora Coccaro
                  (Registrant)               ----------------
                                         Nora Coccaro President
               Dated:  August 8, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.