Form 10QSB
period 2001-09-30
THOR VENTURES CORP
filed 2001-11-14
CIK 1060409

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

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

                              THOR VENTURES CORP.
                 FORM 10-QSB, QUARTER ENDED SEPTEMBER 30, 2001

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
Balance Sheets as of September 30, 2001  . . . . . . . . . . . . . . . . .   3
Statements of Operations for the Nine Months Ended September 30, 2001  . .   4
Statements of Cash Flows for the Nine Months Ended September 30, 2001  . .   5
Notes to Interim Financial Statements  . . . . . . . . . . . . . . . . . .   6

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 2 - Management's Discussion and Analysis  . . . . . . . . . . . . . .   7


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .   9

Item 2 - Changes in Securities . . . . . . . . . . . . . . . . . . . . . .   9

Item 3 - Defaults Upon Senior Securities . . . . . . . . . . . . . . . . .   9

Item 4 - Submission of Matters to a Vote of Security Holders . . . . . . .   9

Item 5 - Other Information . . . . . . . . . . . . . . . . . . . . . . . .   9

Item 6 - Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . .   9

         Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

                                    -  2 -
===============================================================================

PART I
------
Item 1.  Financial Statements
-----------------------------

                              THOR VENTURES CORP.
                        (A DEVELOPMENT STAGE COMPANY)

                            INTERIM BALANCE SHEETS
                   September 30, 2001 and December 31, 2000
                                  (Unaudited)

                                                September 30,      December 31,
                                                    2001               2000
                                                 ----------         ----------
ASSETS
Current
   Cash                                          $        0         $    8,882
   Prepaid Expenses                                     322                322
   Other Advances                                     2,645              2,675
                                                 ----------         ----------
Total Current Assets                                  2,967             11,879

Fixed Assets, Net                                     1,253              1,617
                                                 ----------         ----------

Total Assets                                     $    4,220         $   13,496
                                                 ==========         ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Checks Issued in Excess of Cash               $       19         $        0
   Accounts Payable and Accrued Liabilities          71,642            318,411
   Accrued Interest                                     788                141
   Loan Payable, Other                               29,000            153,000
                                                 ----------         ----------
Total Current Liabilities                           101,449            471,552

Stockholders' Equity
   Preferred Stock: $0.01 Par Value;
      Authorized Shares, 500,000,
      Issued and Outstanding, None                    None               None
   Common Stock: $0.01 Par Value;
      Authorized Shares, 200,000,000;
      Issued and Outstanding, 7,823,000
      and 6,410,000, at September 30, 2001
      and December 31, 2000, respectively            78,230             64,100
   Additional Paid In Capital                     1,978,840          1,275,770
   Deficit Accumulated During the
      Development Stage                          (2,154,299)        (1,797,926)
                                                 ----------         ----------
Total Stockholders' Equity (A Deficit)              (97,229)          (458,056)
                                                 ----------         ----------

Total Liabilities and Stockholders' Equity       $    4,220         $   13,496
                                                 ==========         ==========

                 See notes to condensed financial statements.

                                    -  3 -
===============================================================================

                              THOR VENTURES CORP.
                        (A DEVELOPMENT STAGE COMPANY)

                       INTERIM STATEMENTS OF OPERATIONS
             For the Nine months ended September 30, 2001 and 2000
                                  (Unaudited)

                                          For The Nine Months      For The Three Months
                                          Ended September 30,      Ended September 30,      Inception to
                                       ------------------------  ------------------------   September 30,
                                          2001         2000         2001         2000           2001
                                       -----------  -----------  -----------  -----------   -------------
General and Administrative                 352,267      186,138      103,213       75,435     (1,200,334)
                                       -----------  -----------  -----------  -----------    -----------
Operating Loss                            (352,267)    (186,138)    (103,213)     (75,435)    (1,200,334)

Other Income (Expense)
   Bad Debt Expense                           -            -            -            -           (25,000)
   Interest Expense                         (4,106)        (773)      (1,225)        (505)        (4,247)
   Write down of Investment                   -            -            -            -        (1,568,149)
   Equity Loss in Investment                  -            -            -            -           (44,107)
                                       -----------  -----------  -----------  -----------    -----------
Total Other Expense                         (4,106)        (773)      (1,225)        (505)    (1,641,503)
                                       -----------  -----------  -----------  -----------    -----------

Loss Before Extraordinary Item            (356,373)    (186,911)    (104,438)     (75,940)    (2,841,837)

Extraordinary Item
   Gain on settlement of debt                 -            -            -            -           687,538
                                       -----------  -----------  -----------  -----------    -----------

Net loss                               $  (356,373) $  (186,911) $  (104,438) $   (75,940)   $(2,154,299)
                                       ===========  ===========  ===========  ===========    ===========

Basic loss per share before
   extraordinary item                  $    (0.05)  $    (0.03)  $    (0.01)  $    (0.01)
                                       ===========  ===========  ===========  ===========

Extraordinary item                            -            -            -            -
                                       ===========  ===========  ===========  ===========

Basic loss per share                   $    (0.05)  $    (0.03)  $    (0.01)  $    (0.01)
                                       ===========  ===========  ===========  ===========

Basic weighted average number of
   common shares outstanding             7,243,495    6,004,091    7,677,891    6,125,293
                                       ===========  ===========  ===========  ===========

                 See notes to condensed financial statements.

                                    -  4 -
===============================================================================

                              THOR VENTURES CORP.
                        (A DEVELOPMENT STAGE COMPANY)

                       INTERIM STATEMENTS OF CASH FLOWS
         For the Nine months period ended September 30, 2001 and 2000
                                  (Unaudited)

                                                                               Cumulative
                                                                                 Amounts
                                                                                  From
                                                                               Inception
                                                      Nine Months Ended       (September 12,
                                                        September 30,           1989) to
                                                   ------------------------   September 30,
                                                      2001         2000           2001
                                                   -----------  -----------   -------------
Cash Flows From Operating Activities
   Net Loss                                        $  (356,373) $  (186,911)   $(2,154,299)
   Adjustments to Reconcile Net Loss to Net Cash
      Used In Operating Activities
         Common Stock Issued for Services              200,000            0        256,000
         Depreciation                                      364          519          1,410
         Write-off of advance for acquisition                0            0         25,000
         Write-off of investment                             0            0      1,568,149
         Equity loss on investment                           0            0         44,107
         Gain on Settlement of debt                          0            0       (687,538)
   Changes in Assets and Liabilities
         (Increase) Decrease in Prepaid Expenses          -          (2,570)          (322)
         (Increase) Decrease in Other Advances              30            0          2,645
         Increase (Decrease) in Accounts Payable        86,431      103,728        473,254
         Increase (Decrease) in Accrued
            Interest Payable                               647          129         54,309
                                                   -----------  -----------    -----------
   Total Adjustments                                   287,472      101,806      1,737,014
                                                   -----------  -----------    -----------
Net Cash Used In Operating Activities                  (68,901)     (85,105)      (417,285)

Cash Flows From Investing Activities
   Advances for business acquisition                         0      (75,000)       (25,000)
   Purchase of Property and Equipment                        0            0         (2,663)
                                                   -----------  -----------    -----------
Net Cash Used In Investing Activities                        0      (75,000)       (27,663)

Cash Flows From Financing Activities
   Checks issued in excess of cash                          19            0             19
   Proceeds from the sale of common stock                    0            0        143,000
   Proceeds from loans payable                          60,000      162,000        351,720
   Repayments on promissory notes                            0            0        (49,791)
                                                   -----------  -----------    -----------
Net Cash Provided By (Used In) Financing Activities     60,019      162,000        444,948
                                                   -----------  -----------    -----------

Increase (Decrease) in Cash and Cash Equivalents        (8,882)       1,895              0

Cash and Cash Equivalents, Beginning of Period           8,882        4,678              0
                                                   -----------  -----------    -----------

Cash and Cash Equivalents, End of Period           $         0  $     6,573    $         0
                                                   ===========  ===========    ===========

Cash paid for:
   Interest                                        $         0  $         0    $         0
                                                   ===========  ===========    ===========
   Income taxes                                    $         0  $         0    $         0
                                                   ===========  ===========    ===========

Supplemental noncash investing and
   financing activities:
      Common stock issued for services rendered    $   200,000  $    10,000    $   256,000
      Conversion  of accounts payable to equity    $   282,200  $    72,900    $   427,100
      Conversion of loans payable to equity        $   127,000  $      -       $   265,720
      Exercise of 360,000 share purchase
         warrants through settlement of
         accounts payable, loan payable,
         and accrued interest payable              $   108,000  $      -       $   108,000
      Acquisition of common stock of Job through
         promissory note to Stamford, including
         the acquisition of Stamford's debt to
         four creditors                            $      -     $      -       $   856,250
      Common stock issued in exchange for
         settlement of debt                        $      -     $      -       $   856,250
      Exercise of 650,000 share purchase warrants
         of Job through accounts payable           $      -     $      -       $    72,108
      Write-off of advance for business
         acquisition                               $      -     $      -       $    25,000
      Write-off of investment                      $      -     $      -       $ 1,568,149
      Equity loss on investment                    $      -     $      -       $    44,107
      Gain on settlement of debt                   $      -     $      -       $   687,538

                 See notes to condensed financial statements.

                                    -  5 -
===============================================================================

                              THOR VENTURES CORP.
                        (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO INTERIM FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2001


NOTE 1.  STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2001, and the results of operations and cash flows for the three and nine months ended September 30, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2000 Annual Report on Form 10-KSB.

Certain information and footnote disclosure normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the accompanying financial statements and notes thereto incorporated by reference in the Company's 2000 Annual Report on Form 10-KSB.


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


NOTE 3.  WARRANTS

On May 1, 2001, 360,000 warrants were exercised at $0.30 per share, reducing the total number of warrants outstanding to 1,402,500, exercisable at $0.30 per share, expiring in April 2002.

NOTE 4.  EARNINGS PER SHARE

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

                                        Three Months Ended 09/30       Nine Months Ended 09/30
                                       --------------------------     --------------------------
                                          2001           2000            2001           2000
                                       -----------    -----------     -----------    -----------
Numerator-Net Loss Available to
  Common Stockholders                  $  (104,438)   $   (75,940)    $  (356,373)   $  (186,911)

Denominator-Weighted Average Number
  of Common Shares Outstanding           7,677,891      6,125,293       7,243,495      6,004,091

Basic Loss Per Common Share            $    (0.01)    $    (0.01)     $    (0.05)    $    (0.03)

                                    -  6 -
===============================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------

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

PLAN OF OPERATION

Thor is a development stage company and has no current business operations or business plan other than to seek a profitable business combination, most likely in a reverse acquisition or similar transaction. Thor has no immediate or forseeable need for additional funding, from sources outside of our circle of shareholders, during the next twelve months. The expenses of our audit, legal and professional requirements, (including expenses in connection with complying with the Securities Exchange Act of 1934) have been and continue to be advanced by our shareholders and management. During the next twelve months, the Company does not expect any purchase of plant or significant equipment nor does it expect to hire any employees.

In the event, consistent with the expectation of management, that no combination is made within the next twelve months, we may be forced to deal with customary minimal costs involved in maintenance of corporate franchise and filing reports and reporting obligations under the Securities Exchange Act of 1934. Should this become necessary, the maximum amount of such advances is estimated not to exceed $100,000. These expenses would involve legal and auditing expenses. It is possible that any advances by management may be paid by issuing shares of the Company's common stock. If further funding is required, such auditing services by the independent accountant may not be the subject of deferred compensation.

Thor seeks to effect a merger or acquisition of an entity with an existing business. Accordingly, our plan is to seek one or more profitable business combinations or acquisitions to secure profitability for shareholders.
If and when a target for acquisition is identified, the Company anticipates that it will incur travel expenses and other expenses in connection with meeting such a candidate should discussion for merger or acquisition progress and the candidate appear suitable to the Company. No significant cash or funds are required for our management to evaluate posssible transactions. While the Company's management believes that it will not be necessary for management to engage in costly search procedures, there can be no assurance that the Company will not incur significant costs and delays. Efforts are ongoing to find a suitable investment opportunity for the Company.

                                    -  7 -
===============================================================================

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued
SFAS No. 141 "Business Combinations". SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. This statement is not expected to significantly affect the financial statements.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement does not significantly affect the financial statements.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.
This statement is not expected to have a significant effect on the financial statements.

In August 2001, tbe FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS No. 121. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. This statement is not expected to have a significant effect on the financial statements.

                                    -  8 -
===============================================================================

PART II

Item 1.  Legal Proceedings.
---------------------------

         None.

Item 2.  Changes in Securities.
-------------------------------

         Securities issued for the nine months ended September 30, 2001 were as follows:

         (1) On January 11, 2001, the Company issued 254,000 shares of common stock at $0.50 per share for cancellation of notes payable of $127,000.
         (2) On January 14, 2001, the Company issued 200,000 shares of common stock at $1.00 per share for services rendered, or $200,000.
         (3) On March 27, 2001, the Company issued 124,000 shares of common stock at $0.30 per share for settlement of a portion of accounts payable of $37,200.
         (4) On May 1, 2001, the Company issued 360,000 shares of common stock at $0.30 per share upon the exercise of warrants. The exercise price was paid through settlement of a portion of accounts payable, loan and accrued interest.
         (5) On July 3, the Company issued 75,000 shares of common stock at $0.60 per share to settle a portion of accounts payable of $45,000.
         (6) On August 3, 2001, the Company issued 400,000 of common stock at $0.50 per share, or $200,000 for services rendered. The shares were issued at the fair market value of the services rendered.

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
                                         Nora Coccaro President

               Dated: November 13, 2001

                                    - 10 -
===============================================================================