Form 10KSB
period 2001-12-31
THOR VENTURES CORP
filed 2002-04-01
CIK 1060409

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[X]	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from ___________ to ___________.

Commission file number: 000-28731

THOR VENTURES, CORP. (Name of Small Business Issuer in Its Charter)

 Florida
(State or Other Jurisdiction of
Incorporation or Organization)

 98-0211356
(I.R.S. Employer
Identification No.)

1177 West Hastings Street, Suite 1818 Vancouver, British Columbia Canada V6E 2K3

(Address of Principal Executive Offices)

(Zip Code)

(604) 602 1717

(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

 Title of Each Class
Common Stock (0.01 par value)

Name of each Exchange on Which Registered None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes T

No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ T ].

The issuer's total revenues for the year ended December 31, 2001 were $0.

The aggregate market value of the issuer's common stock, (the only class of voting stock), held by non-affiliates was approximately $375,535 based on the average closing bid and asked prices for the common stock on March 26, 2002.

On March 26, 2002, the number of shares outstanding of the issuer's common stock, $0.01 par value (the only class of voting stock), was 7,823,000.

===========================================================================

TABLE OF CONTENTS

===========================================================================

ITEM 1. DESCRIPTION OF BUSINESS

General.

As used herein the term "Company" refers to Thor Ventures, Corp., a Florida corporation, unless the context indicates otherwise.  The Company was incorporated under the laws of the State of Florida on September 12, 1989. The Company has no operations and management is searching for a suitable business opportunity, to become part of the Company by acquisition or combination.

Selection of a Business.

The Company has no current business. Our business plan is to seek one or more suitable business combinations or acquisitions to create value for our shareholders. We have no day-to-day operations at the present time. Our sole officer and director devotes limited time and attention to the affairs of the Company. Management has adopted a conservative policy of seeking opportunities that they consider to be of exceptional quality. As a result of that policy the Company may have to wait some time before consummating a suitable transaction. Management recognizes that the higher the standards it imposes upon itself, the greater may be it's competitive disadvantages when vying with other acquiring interests or entities.

The Company does not intend to restrict its consideration to any particular business or industry segment, and the Company may consider, among others, finance, brokerage, insurance, transportation, communications, research and development, service, natural resources, manufacturing or high-technology. However, due to the Company's limited financial resources, the scope and number of suitable candidate business ventures available is limited, and most likely the Company will not be able to participate in more than a single business venture. Accordingly, it is anticipated that the Company will not be able to diversify, but may be limited to one merger or acquisition. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another.

The decision to participate in a specific business opportunity will be made upon management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific venture may not necessarily be indicative of the potential for the future because of the necessity to substantially shift a marketing approach, expand operations, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the management of a business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of, required changes.

Since the Company may participate in a business opportunity with a newly organized business or with a business which is entering a new phase of growth, it should be emphasized that the Company may incur risk due to the failure of the target's management to have proven its abilities or effectiveness, or the failure to establish a market for the target's products or services, or the failure to realize profits.

While the Company does not intend to rule out its consideration of any particular business or industry segment, management has determined to focus its principal interest in evaluating development stage companies in the electronic commerce, high- technology, communication technologies, information services and Internet industry segments.

===========================================================================

We will not acquire or merge with any company for which audited financial statements cannot be obtained. It may be anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and the Company's shareholders must, therefore, depend on the ability of management to identify and evaluate such risk. In the case of some of the opportunities available to the Company, it may be anticipated that the founders thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activities prior to the Company's participation.

Acquisition of Business.

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

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at a specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax-free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

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

The manner in which each Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management. With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company that target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

===========================================================================

Operation of Business After Acquisition.

The Company's operation following its merger or acquisition of a business will be dependent on the nature of the business and the interest acquired. The Company is unable to determine at this time whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. It may be expected that the business will present various challenges that cannot be predicted at the present time.

Government Regulation.

We cannot anticipate the government regulations, if any, to which the Company may be subject until it has acquired an interest in a business. The use of assets to conduct a business that the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

Competition

The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in obtaining suitable business opportunities.

Employees

The Company is a development stage company and currently has no employees. Our executive officer devotes as much time to the affairs of the Company as she deems appropriate. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees as long as business needs are being identified and evaluated. The need for employees and their availability will be addressed in connection with a decision concerning whether or not to acquire or participate in a specific business venture.

Reports to Security Holders

The Company is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders.  Should the Company choose to create an annual report, it will contain audited financial statements.  The Company files all of its required information with the Securities and Exchange Commission ("Commission").

The public may read and copy any materials that are filed by the Company with the Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  The statements and forms filed by the Company with the Commission have been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the Commission.  The Internet address for this site can be found at: http://www.sec.gov.

===========================================================================

ITEM 2. DESCRIPTION OF PROPERTY

We currently maintain limited office space on a month-to-month basis at a cost of $2,000 per month. The address of our office is 1177 West Hastings Street Suite 1818, Vancouver, British Columbia, Canada V6E 2K3. We do not believe that we will need to obtain additional office space at any time in the foreseeable future until we have acquired a suitable business opportunity.

ITEM 3. LEGAL PROCEEDINGS

The Company is currently not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2001.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the National Association of Securities Dealer, Inc. under the symbol, "THRV". Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions.  Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions.  The high and low bid prices for the common stock for each quarter of the years ended December 31, 2001 and 2000 are as follows:

YEAR

QUARTER ENDING

HIGH

LOW

2000

March 31, 2000

$0.44

$0.12

June 30, 2000

$1.01

$0.16

September 30, 2000

$3.75

$0.69

December 31, 2000

$1.69

$0.62

2001

March 31, 2001

$1.06

$0.63

June 30, 2001

$1.06

$0.50

September 30, 2001

$0.80

$0.32

December 31, 2001

$0.44

$0.06

On December 31, 2001, the number of issued and outstanding shares of the Company's common stock was 7,823,000 and the approximate number of holders of record of the Company's common stock was 6. No cash dividends were paid during the fiscal years ending December 31, 2001 and 2000.

===========================================================================

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 7 to this Form 10-KSB. Except for the historical information contained herein, the discussion in this Annual Report on Form 10-KSB contains certain forward looking statements that involve risk and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company's actual results could differ materially from those discussed here.

Plan of Operation

The Company's plan of operation for the coming year, as discussed above, is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits.

Liquidity and Capital Resources

As of December 31, 2001, the Company had no significant assets.  The Company anticipates raising capital through debt or equity financings from public or private sources to satisfy the cash needs of the Company through the calendar year ending December 31, 2002. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

ITEM 7. FINANCIAL STATEMENTS

The Company's financial statements for the fiscal year ended December 31, 2001, are attached hereto as pages 8 through 23

[THIS SPACE LEFT BLANK INTENTIONALLY

===========================================================================

Thor Ventures Corp.

(A Development Stage Company)

Financial Statements for the Years Ended

December 31, 2001 and 2000

With

Independent Auditors Report

===========================================================================

===========================================================================

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of

Thor Ventures Corp.

We have audited the accompanying balance sheets of Thor Ventures Corp. (A Development Stage Company) (the Company) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from Inception (September 12, 1989) to December 31, 2001.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards in the United States.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2001 and 2000, and the results of its operations and cash flows for the periods indicated, in conformity with generally accepted accounting principles in the United States.

As discussed in Note 2, the Company has been in the development stage since its inception on September 12, 1989, and unless the Company attains future profitable operations and/or obtains additional financing, there is substantial doubt about its ability to continue as a going concern.  Management's plans in regards to these matters are discussed in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Clancy and Co., P.L.L.C.

Clancy and Co., P.L.L.C.

Phoenix, Arizona

March 21, 2002

===========================================================================

THOR VENTURES CORP.

(A Development Stage Company)

BALANCE SHEETS

DECEMBER 31, 2001 and 2000

ASSETS

2001

2000

Current Assets

Cash and Cash Equivalents

$7,345

$8,882

Prepaid Expenses

3,325

322

Other Advances

2,645

2,675

Total Current Assets

13,315

11,879

Fixed Assets, Net (Note 3)

1,132

1,617

Total Assets

$14,447

$13,496

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

 Accounts Payable and Accrued Liabilities (Note 7)

$80,472

$318,411

 Loans Payable (Note 4)

60,500

153,000

 Accrued Interest (Note 4)

1,895

141

Total Current Liabilities

142,867

471,552

Commitments and Contingencies

Stockholders' Equity

 Preferred Stock:  $0.01 Par Value, Authorized:  500,000 Issued and outstanding:  None

None

None

 Common Stock:  $0.01 Par Value, Authorized Shares:  200,000,000; Issued and Outstanding:  December 31, 2001:  7,823,000 December 31, 2000:  6,410,000

78,230

64,100

Additional Paid In Capital

1,978,840

1,275,770

Deficit Accumulated During the Development Stage

(2,185,490)

(1,797,926)

Total Stockholders' Equity (A Deficit)

(128,420)

(458,056)

Total Liabilities and Stockholders' Equity

$14,447

$13,496

The accompanying notes are an integral part of these financial statements.

===========================================================================

THOR VENTURES CORP.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000, AND FOR THE PERIOD FROM INCEPTION (SEPTEMBER 12, 1989) TO DECEMBER 31, 2001

Year Ended December 31, 2001

Year Ended December 31, 2000

Inception to December 31, 2001

Revenues

$0

$0

$0

General and Administrative Expenses

Accounting and Legal Fees

37,874

66,954

181,137

Bank Charges

1,111

1,923

57,148

Consulting Fees

295,042

351,850

774,903

Management Fees

-

-

16,179

Office Expense

5,787

8,970

31,810

Rental Expense

25,680

25,680

70,851

Transfer Agent and Filing Fees

5,753

9,790

16,727

Travel and Entertainment

10,867

18,658

81,426

Total General and Administrative

(382,114)

(483,825)

(1,230,181)

Operating Loss

(382,114)

(483,825)

(1,230,181)

Other Income (Expense)

Bad Debt Expense (Note 8)

-

(25,000)

(25,000)

Interest Expense

(5,450)

(141)

(5,591)

Write-down of Investment

-

-

(1,568,149)

Equity Loss in Investment

-

-

(44,107)

Total Other Expense

(5,450)

(25,141)

(1,642,847)

Loss Before Extraordinary Item

(387,564)

(508,966)

(2,873,028)

Extraordinary Item

Gain on Settlement of Debt (Note 9)

-

-

687,538

Net Loss

$(387,564)

$(508,966)

$(2,185,490)

Basic Loss Per Common Share Before Extraordinary Item

$(0.05)

$(0.08)

Extraordinary Item

-

-

Basic Loss Per Common Share

$(0.05)

$(0.08)

Weighted Average Number of Common Shares Outstanding

7,389,562

6,085,631

The accompanying notes are an integral part of these financial statements.

===========================================================================

THOR VENTURES CORP.

(A Development Stage Company)

 STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM INCEPTION (SEPTEMBER 12, 1989) TO DECEMBER 31, 2001

Preferred Stock

Common Shares

Stock Amount

Additional Paid In Capital

Deficit Accumulated During the Development Stage

Total

 Balance, December 31, 1995, 1996, and 1997

-

1,000,000

$10,000

$(9,000)

$(1,000)

$-

 Shares Issued For Debt and Cash at $0.25 per share-Debt Portion

-

3,500,000

35,000

821,250

-

856,250

 Shares Issued For Debt and Cash at $0.25 per share-Cash Portion

-

25,000

250

24,750

-

25,000

Net Loss

-

-

-

-

(1,695,824)

(1,695,824)

Balance, December 31, 1998

-

4,525,000

45,250

837,000

(1,696,824)

(814,574)

 Shares Issued for Cash at $0.10/share

-

1,180,000

11,800

106,200

-

118,000

 For Exchange of All Issued Shares of IWT Pharma Corp.

-

4,000,000

40,000

3,460,000

-

3,500,000

Finders Fee

-

100,000

1,000

(1,000)

-

 Shares Issued For Debt at $1.00/share

-

73,000

730

72,270

-

73,000

Cancellation

-

(4,100,000)

(41,000)

(3,459,000)

-

(3,500,000)

 Shares Issued For Debt at $0.99/share

-

139,000

1,390

137,330

-

138,720

 Net Income

-

-

-

-

407,864

407,864

Balance, December 31, 1999

-

5,917,000

59,170

1,152,800

(1,288,960)

(76,990)

 Shares Issued For Services at $0.10 per share

-

100,000

1,000

9,000

-

10,000

 Shares Issued For Debt at $0.30/share

-

243,000

2,430

70,470

-

72,900

 Shares Issued For Services at $0.30/share

-

150,000

1,500

43,500

-

45,000

Net Loss

-

-

-

-

(508,966)

(508,966)

Balance, December 31, 2000

-

6,410,000

64,100

1,275,770

(1,797,926)

(458,056)

Shares Issued For Debt at $0.50/Share

-

254,000

2,540

124,460

-

127,000

 Shares Issued For Debt at $1.00/share

-

200,000

2,000

198,000

-

200,000

Shares Issued For Debt at $0.30/Share

-

124,000

1,240

35,960

-

37,200

 Warrants Exercised and Shares Issued For Debt at $0.30/Share

-

360,000

3,600

104,400

-

108,000

Shares Issued for Debt at $0.60/ Share

-

75,000

750

44,250

-

45,000

 Shares Issued For Services at $0.50/Share

-

400,000

4,000

196,000

-

200,000

Net Loss

-

-

-

-

(387,564)

(387,564)

Balance, December 31, 2001

-

7,823,000

$78,230

$1,978,840

$(2,185,490)

$(128,420)

The accompanying notes are an integral part of these financial statements.

===========================================================================

THOR VENTURES CORP.

(A Development Stage Company)

 STATEMENTS OF CASH FLOWS

FOR THE PERIOD FROM INCEPTION (SEPTEMBER 12, 1989) TO DECEMBER 31, 2001

Year Ended December 31, 2001

Year Ended December 31, 2000

Inception to December 31, 2001

Cash Flows From Operating Activities

Net Loss

$(387,564)

$(508,966)

$(2,185,490)

    Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities

Common Stock Issued For Services Rendered

200,000

55,000

256,000

Depreciation

485

692

1,531

Write-off of Advance for Business Acquisition

-

25,000

25,000

Write-off of Investment

-

-

1,568,149

Equity Loss on Investment

-

-

44,107

Gain on Settlement of Debt

-

-

(687,538)

Changes in Assets and Liabilities

(Increase) Decrease in Prepaid Expenses

(3,003)

105

(3,325)

(Increase) Decrease in Other Advances

30

(2,675)

(2,645)

       Increase (Decrease) in Accounts Payable and Accrued Liabilities

95,261

326,907

487,374

Increase (Decrease) in Accrued Interest Payable

1,754

141

55,416

Total Adjustments

294,527

405,170

1,744,069

Net Cash Flows Used In Operating Activities

(93,037)

(103,796)

(441,421)

Cash Flows From Investing Activities

Advance for Business Acquisition

-

(25,000)

(25,000)

Purchase of Fixed Assets

-

0

(2,663)

Net Cash Flows Used In Investing Activities

-

(25,000)

(27,663)

Cash Flows From Financing Activities

Proceeds From Sale of Common Stock

-

-

143,000

Proceeds From Loans Payable

91,500

133,000

383,220

Repayments on Promissory Notes

-

-

(49,791)

Net Cash Flows Provided By Financing Activities

91,500

133,000

476,429

Increase (Decrease) in Cash and Cash Equivalents

(1,537)

4,204

7,345

Cash and Cash Equivalents, Beginning of Year

8,882

4,678

-

Cash and Cash Equivalents, End of Year

$7,345

$8,882

$7,345

Supplemental Information:

Cash Paid For Interest and Income Taxes:

$-

$-

$-

Supplemental Noncash Investing and Financing Activities:

Common Stock Issued For Services Rendered

$200,000

$55,000

$256,000

Conversion of Accounts Payable to Equity

$282,200

$72,900

$428,100

Conversion of Loans Payable and Accrued Interest to Equity

$235,000

$-

$364,720

The accompanying notes are an integral part of these financial statements.

===========================================================================

THOR VENTURES CORP.

(A Development Stage Company)

 STATEMENTS OF CASH FLOWS (cont.)

FOR THE PERIOD FROM INCEPTION (SEPTEMBER 12, 1989) TO DECEMBER 31, 2001

Year Ended December 31, 2001

Year Ended December 31, 2000

Inception to December 31, 2001

    Acquisition of Common Stock of Job Through a Promissory Note to Stamford, including the Acquisition of Stamford's Debt to Four Creditors

$ -

$-

$856,250

Common Stock Issued in Exchange for Settlement of Debt

$ -

$-

$856,250

    Exercise of 650,000 Share Purchase Warrants of Job Through Accounts Payable

$ -

$-

$ 72,198

Write-off of Advance for Business Acquisition

$ -

$ 25,000

$ 25,000

Write-off of Investment

$ -

$-

$1,568,149

Equity Loss on Investment

$ -

$-

$ 44,107

Gain on Settlement of Debt

$ -

$-

$687,538

The accompanying notes are an integral part of these financial statements.

===========================================================================

THOR VENTURES CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Organization.  Thor Ventures Corp. (the Company) was incorporated on September 12, 1989, under the laws of the State of Florida with an authorized capital of 500,000 shares of $0.01 par value preferred stock and 200,000,000 shares of $0.01 par value common stock.

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

On January 11, 2001, the Company issued 254,000 shares of common stock to settle a loan payable at a deemed value of $127,000, or $0.50 per share.

On January 14, 2001, the Company issued 200,000 shares of common stock at $1.00 per share for services rendered, or $200,000.  The shares were issued at the fair market value of the services rendered and were included in accounts payable and accrued liabilities at December 31, 2000.

On March 27, 2001, the Company issued 124,000 shares of common stock at a deemed value of $37,200, or $0.30 per share, to settle a portion of their accounts payable.

===========================================================================

THOR VENTURES CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

On May 1, 2001, the Company issued 360,000 shares of common stock at $0.30 per share upon the exercise of warrants.  The exercise price was paid through settlement of a portion of accounts payable and accrued liabilities, loan and interest payable.

On July 3, 2001, the Company issued 75,000 shares of common stock at a deemed value of $45,000, or $0.60 per share, to settle a portion of their accounts payable.

On August 3, 2001, the Company issued 400,000 shares of common stock at $0.50 per share, or $200,000, for services rendered.  The shares were issued at the fair market value of the services rendered.

Nature of operations.  The Company is a development stage company, as defined in Financial Accounting Standards Board No. 7.   See Note 2.

Summary of Significant Accounting Policies.

Accounting Method - The Company uses the accrual method of accounting for financial statement and tax return purposes.

Cash and Cash Equivalents - The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk - The Company maintains a U.S. Dollar bank account in a Canadian bank that is not insured.

Property and Equipment - Property and equipment, stated at cost, is depreciated under the straight-line method over their estimated useful lives.

Investment - The Company accounts for investments in companies where it is able to exercise significant influence using the equity method.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Income Taxes - The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes."  Under SFAS No. 109, deferred income tax assets and liabilities.  Under SFAS No. 109, deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary, to reduce deferred income tax assets to the amount expected to be realized.

===========================================================================

THOR VENTURES CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

Foreign Currency Translation - The Company maintains both a U.S. Dollar and a Canadian Dollar bank account at a financial institution in Canada.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, which is the U.S. Dollar, are included in the results of operations as incurred.  Revenues and expenses are translated at average exchange rates in effect during each period.

Earnings Per Share - Basic earnings or loss per share is based on the weighted average number of common shares outstanding.  Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  Basic earnings/loss per share is computed by dividing income/loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period.  All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, "Earnings Per Share."  Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented.  Convertible securities that could potentially dilute basic earnings per share in the future such as warrants are not included in the computation of diluted earnings per share because to do so would be antidilutive.  All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

Stock-Based Compensation - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."  Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No. 123, "Accounting for Stock-Based Compensation" established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.  The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

Comprehensive Income - The Company includes items of other comprehensive income by their nature in a financial statement and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the balance sheet.

Capital Structure - The Company discloses its capital structure in accordance with SFAS No. 129, "Disclosure of Information about Capital Structure," which establishes standards for disclosing information about an entity's capital structure.

Fair Value of Financial Instruments - For certain of the Company's financial instruments, including cash and cash equivalents, unsecured advances, prepaid expenses, accounts payable and accrued liabilities, and notes payable, the carrying amounts approximate fair value due to their short maturities.

Start-up Expenses - The Company expenses start-up costs and organization costs for financial statement purposes pursuant to AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." For income tax purposes, the Company has elected to these costs as deferred expenses and amortize them over a period of sixty months beginning in the first month the Company is actively in business.

===========================================================================

THOR VENTURES CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

Reclassification - Certain prior period amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements - The Financial Accounting Standards Board ("FASB") has issued the following pronouncements, none of which are expected to have a significant affect on the financial statements:

SFAS No.141, "Business Combinations."  SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

SFAS No. 142, "Goodwill and Other Intangible Assets."  SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition.  SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

SFAS No. 143, "Accounting for Asset Retirement Obligations."  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.

FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.

Pending Accounting Pronouncements - It is anticipated that current pending accounting pronouncements will not have an adverse impact on the financial statements of the Company.

NOTE 2 - GOING CONCERN

The Company has been a development stage company and has incurred ongoing net operating losses since inception, September 12, 1989.  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business.  It is the Company's belief that it will continue to incur losses for at least the next twelve months, and as a result will require additional funds from debt or equity investments to meet such needs.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

===========================================================================

THOR VENTURES CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

Management plans to seek additional capital include additional equity financing or a merger with an existing operating company.  The continued existence of the Company is dependent upon its ability to meet future financing requirements and the success of future operations.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management believes that actions presently taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.  The Company's ability to achieve these objectives cannot be determined at this time.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and should not be regarded as typical for normal operating periods.

NOTE 3 - FIXED ASSETS

Fixed assets consists of computer equipment stated at cost, or $2,663.  Accumulated depreciation at December 31, 2001 and 2000 was $1,531 and $1,046, respectively.  Depreciation expense charged to operations during 2001 and 2000 was $485 and $692, respectively.

NOTE 4 - LOANS PAYABLE

The following represents the activity for loans payable for the year ended December 31, 2001:

Loans Payable, December 31, 2000

$ 153,000

Loans advanced during 2001

91,500

Loans converted to equity

(127,000)

Loans converted to equity via exercise of warrants

(57,000)

Loans Payable, December 31, 2001

$ 60,500

The loans represent a series of demand loans with no specific repayment terms as follows:

December 31, 2001

  Series of loans from a shareholder totaling $54,500, bearing interest at 9% per annum.  At December 31, 2001, accrued interest was $1,596.  Total loans advanced during 2001 from this shareholder totaled $67,500, of which $13,000 plus accrued interest of $147 was assigned to a certain shareholder who also advanced the Company $26,000 during 2000 and an additional $18,000 during 2001.  The latter shareholder subsequently converted to equity through the exercise of 360,000 warrants at $0.30 per share, or $108,000, total loans plus accrued interest of $58,676 and $49,324 of accounts payable primarily representing rent expense due for the Company's office space.

  A $6,000 loan, bearing interest at 9% per annum.  At December 31, 2001, accrued interest was $299.  Total advances from this loan were $6,000 for 2001.

December 31, 2000

  Series of noninterest bearing loans totaling $127,000, which were converted to 254,000 shares of restricted common stock at $0.50 per share during 2001.

  Promissory note dated October 31, 2000, in the amount of $26,000, bearing interest at 9% per annum.  During 2001, the note was converted to equity through the exercise of warrants at $0.30 per share as disclosed above.  At December 31, 2000, accrued interest was $141.

===========================================================================

THOR VENTURES CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

NOTE 5 - INCOME TAXES

There is no current or deferred tax expense for the years ended December 31, 2001 and 2000 due to the Company's loss position.  The benefits of timing differences have not been previously recorded.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.  The income tax effect of temporary differences comprising deferred tax assets is a result of net operating loss carryforwards reserved against a full valuation allowance.  The income tax effect of temporary differences utilizing a 34% statutory federal income tax rate comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheets is a result of the following:

Deferred Taxes

2001

2000

NOL Carryforwards

$ 18,537

$ 18,537

Start-Up Costs

410,465

278,693

Capital Loss Carryforwards

314,404

314,404

Total Deferred Tax Assets

743,406

611,634

Valuation Allowance

(743,406)

(611,634)

Net Deferred Tax Assets

$ 0

$ 0

The net change in the valuation allowance for 2001 was an increase of $131,772 and for 2000 was an increase of $173,048, which are principally the result of start-up costs deferred for income tax purposes and unutilized capital loss carryforwards for income tax purposes.

The Company has available net operating loss carryforwards of approximately $55,000 that expire through 2018 and capital loss carryforwards of approximately $925,000 that expire in 2004 available for tax purposes to offset future taxable income.  Amortization of start-up costs is over a period of sixty months available in the first year the Company has sales.  Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

===========================================================================

THOR VENTURES CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

NOTE 6 - WARRANTS

The Company had share purchase warrants outstanding, entitling the holders to acquire 1,762,500 common shares of the Company's common stock at a price of $1.00 per share, expiring on April 14, 2000.  On April 10, 2000, the Company granted a two-year extension to the expiry date and agreed to reduce the exercise price of share purchase warrants to current market value at a price of $0.30 per share.  On May 1, 2001, the Company issued 360,000 shares of common stock upon exercise of warrants at $0.30 per share, reducing the total of warrants outstanding to 1,402,500.  The warrants are not valued because the exercise price equaled or exceeded the fair market value of the common stock on the date of issuance.

NOTE 7 - RELATED PARTY TRANSACTIONS

For the years ended December 31, 2001 and 2000, the Company paid consulting fees of $32,145 and $42,100, respectively, to the President and Director of the Company.  On May 15, 2000, a portion of the year 2000 fees was paid by the issuance of 100,000 common shares at $0.10 per share, or $10,000.

Included in accounts payable and accrued liabilities at December 31, 2001 and 2000, are consulting fees of $35,842 and $46,900, respectively, that is due to a certain consultant and shareholder of the Company.  On March 27, 2001, the Company issued 124,000 shares of common stock at $0.30 per share, or $37,200, to offset a portion of the accounts payable and accrued liabilities balance at December 31, 2000.  On July 3, 2001, the Company issued 75,000 shares at $0.60 per share to further reduce accounts payable and accrued liabilities by $45,000.  On August 21, 2000, the Company issued 243,000 shares of common stock at a deemed value of $72,900, or $0.30 per share, to settle a portion of the accounts payable due to this shareholder and consultant.

Also included in accounts payable and accrued liabilities at December 31, 2000 was $200,000 due to a certain consultant for services rendered during 2000.  On January 14, 2001, the Company issued 400,000 shares at $0.50 per share, thus making the consultant a related party, to offset the accounts payable and accrued liabilities balance at December 31, 2000.

NOTE 8 - BAD DEBT EXPENSE

Included in operations for the year ended December 31, 2000, is a bad debt expense of $25,000 representing an advance to an unrelated company while it tried to finalize the terms of a business acquisition agreement.  The negotiation was terminated in December 2000 and management has determined there is no likelihood of recovery of the advance.

===========================================================================

THOR VENTURES CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company has entered into certain agreements for consulting services with the President and Director at approximately $3,000 per month, and with a certain shareholder at approximately $5,000 per month.  Pursuant to the consulting agreements, which have automatic renewal provisions, the Company is committed to paying approximately $8,000 per month until terminated by the Company or the consultants.

NOTE 11 - INTERIM INFORMATION

The Company's quarterly financial report for the quarter ended March 31, 2001 included a charge to operations of $200,000 representing consulting fees paid to a certain consultant through the issuance of 400,000 shares of common stock on January 14, 2001 at $0.50 per share.  The consulting services were performed in 2000 and the related expense was charged to operations and liability was accrued for the year ended December 31, 2000.  Accordingly, the period above should have reported the following net loss and related loss per share amount as follows:  Net Loss - $55,223, Net Loss Per Share-$0.008

===========================================================================

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 16, 2001, Company dismissed Davidson and Company, as its independent public accountants. Davidson and Company served as the Company's independent public accountants through this date. The board of directors approved the dismissal. Davidson and Company issued an unqualified audit opinion on the 1998 and 1999 year-end financial statements, modified to reflect the development stage status of the Company. During the two most recent fiscal years and any subsequent interim periods proceeding the dismissal, Davidson and Company have not had any disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

The Company has engaged Clancy and Co., P.L.L.C. as its new independent public accountants effective as of the date of the dismissal of its former accountants. During the Company's two most recent fiscal years prior to the engagement, there have been no consultations with the newly engaged accountants with regard to either the application of accounting principle as to any specific transaction, the type of audit opinion that would be rendered on the Company's financial statements; or any matter of disagreements with the former accountants.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name

Age

Position(s) and Office(s)

Nora Coccaro

45

President and Director

Nora Coccaro was appointed to the Company's Board of Directors on June 28, 1998, and currently serves as our sole director, our president, treasurer and secretary. Ms. Coccaro will serve as a director until the next annual meeting of the Company's shareholders and until such time as a successor is elected and qualified.

Ms. Coccaro attended medical school at the University of Uruguay before becoming involved in the management of public entities. Ms. Coccaro currently serves as the president and sole director of Net Master Consultants, Inc., an Over the Counter Bulletin Board (OTC: BB) company without current operations, as the president and a director of Healthbridge, Inc. an OTC: BB company involved in manufacturing and marketing medical waste sterilization and disposal technologies. Ms. Coccaro has served as a director of Americana Gold & Diamond Holdings, Inc. an OTC: BB company without current operations from 1998 until May 1999 and as a director and executive vice-president of Black Swan Gold Mines, a Toronto Senior Listing company with diamond exploration activities in Brazil from 1997 until 1999. During 1996 and 1997, Ms. Coccaro was retained by Homestake Mining Company as a consultant to review mineral title administration procedures, land status and conduct market research in Central America.

Since September 1998 she has also acts as the Consul of Uruguay to Western Canada.

===========================================================================

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of no person who during the period ended December 31, 2001 was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM  10. EXECUTIVE COMPENSATION

Executive Compensation

Except as set forth below, no compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the years 2001, 2000, and 1999.  The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by the Company's current and past officers over the past three years.

SUMMARY COMPENSATION TABLE

Annual Compensation

Long Term Compensation

Awards

Payouts

Name and Principal Position

Year

Salary($)

Bonus($)

Other Annual Compensation($)

Restricted Stock Award(s)($)

Securities Underlying Options SARs(#)

LTIP payouts($)

All Other Compensation($)

Nora Coccaro, President, Director

2001

32,145

-

-

-

-

-

-

2000

32,100

-

-

10,000*

-

-

-

1999

16,050

-

-

-

-

-

-

* The $10,000 amount shown represents the Company's issuance, on May 15, 2000, of 100,000 restricted shares of the Company's common stock to Ms. Coccaro for services rendered to the Company.

Compensation of Directors

We have entered a management agreement with our sole director, Ms. Nora Coccaro, for the payment of $2,675 per month in consideration of Ms. Coccaro's services as president and as a director.

.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company's common stock as of March 26, 2002, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group.  The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below.  As of March 26, 2002, there were 7,823,000 shares of common stock issued and outstanding.

===========================================================================

Title of Class

Name and Address

Nature of Ownership

Number of Shares

% of Class

Common

Nora Coccaro, president/director 1177 - 1818 West Hastings Street Vancouver, British Columbia Canada

Legal

100,000

1.3%

All executive officers and directors as a group

100,000

1.3%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 15, 2000, the Company's board of directors approved the issuance of 100,000 restricted shares of the Company's common stock to Ms. Coccaro, currently, the Company's sole officer and director.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 28 of this Form 10-KSB, which is incorporated herein by reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by the Form 10-KSB.

 [THIS SPACE LEFT BLANK INTENTIONALLY]

===========================================================================

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 1st day of April, 2002.

 Thor Ventures, Corp.

Nora Coccaro, President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

Nora Coccaro

President and Director

April 1, 2002

===========================================================================

INDEX TO EXHIBITS

EXHIBIT

PAGE

NO.

NO.

DESCRIPTION

3(i)

*

Articles of Incorporation of the Company

3(ii)

*

Bylaws of the Company

*  Incorporated by reference from the 10-SB filed with the Securities Exchange Commission on December 30, 1999

===========================================================================