Form 10QSB
period 2002-03-31
THOR VENTURES CORP
filed 2002-05-15
CIK 1060409

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002.

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ______________to_____________


                       Commission File Number 000-28311


                              THOR VENTURES CORP.
            ------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

               Florida                                98-0211356
            -------------                            -------------
    (State or other jurisdiction of              (IRS Employer ID No.)
     incorporation or organization)

                       1818 - 1177 West Hastings Street,
                      Vancouver, British Columbia V6E 2K3
            ------------------------------------------------------
                   (Address of principal executive office)

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

                               Yes [X]   No [ ]

The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of May 6, 2002 was 7,823,000.

===============================================================================

                               TABLE OF CONTENTS

PART I

ITEM 1 - FINANCIAL STATEMENTS

Unaudited Balance Sheet as of March 31, 2002 . . . . . . . . . . . . . . .  3

Unaudited Statement of Operations for the three months
ended March 31, 2002 and 2001 and the period since
Date of Inception to March 31, 2002 . . . . .. . . . . . . . . . . . . . .  4

Unaudited Statement of Cash Flows for the three months
ended March 31, 2002 and 2001 and the period since
Date of Inception to March 31, 2002  . . . . . . . . . . . . . . . . . . .  5

Notes to Unaudited Financial Statements  . . . . . . . . . . . . . . . . .  6

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION  . . . . . . . . . . . . . . . . .  7



PART II

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES . . . . . . . . . . . . .  8

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . .  8

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

INDEX TO EXHIBITS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

                                    -  2 -
===============================================================================

PART I

ITEM 1.  FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Thor Ventures Corp., a Florida corporation, unless otherwise indicated. Unaudited interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2002, statement of operations and statement of cash flows for the interim period up to the date of such balance sheet and the period since inception of the preceding year are on the following Pages 3 through 6 and are incorporated herein by this reference.

                              THOR VENTURES CORP.
                        (A DEVELOPMENT STAGE COMPANY)

                            INTERIM BALANCE SHEETS
                          March 31, 2002 (Unaudited)


ASSETS

Current
   Cash                                               $     6,703
   Prepaid expenses                                         3,012
   Other advances                                           3,909
                                                      -----------
Total Current Assets                                       13,624

Fixed assets, net                                           1,047
                                                      -----------

Total Assets                                          $    14,671
                                                      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued liabilities           $    97,932
   Loans payable                                           83,500
   Accrued Interest                                         3,409
                                                      -----------
Total Current Liabilities                                 184,841

Stockholders' Equity
Preferred Stock: $0.01 Par Value;
   Authorized Shares, 500,000,
   Issued and Outstanding, None                             None
Common Stock: $0.01 Par Value;
   Authorized Shares, 200,000,000;
   Issued and Outstanding, 7,823,000                       78,230
Additional Paid In Capital                              1,978,840
Deficit Accumulated During the Development Stage       (2,227,240)
                                                      -----------
Total Stockholders' Equity (A Deficit)                   (170,170)
                                                      -----------

Total Liabilities and Stockholders' Equity            $    14,671
                                                      ===========

            See condensed notes to financial statements.

                                    -  3 -
===============================================================================

                              THOR VENTURES CORP.
                        (A DEVELOPMENT STAGE COMPANY)

                       Interim Statements Of Operations
  For the Three Months Ended March 31, 2002 and 2001, and for the period from
                Inception (September 12,1989) to March 31, 2002
                                  (Unaudited)

                                                                               Deficit
                                                  Three Months Ended         Accumulated
                                                      March 31,              During the
                                              --------------------------     Development
                                                 2002           2001            Stage
                                              -----------    -----------     -----------
General and administrative
   Accounting and legal fees                  $     8,270    $    15,149     $   189,407
   Bank charges                                       243            363          57,391
   Consulting fees                                 23,055         23,025         797,958
   Management fees                                   -              -             16,179
   Office Expense                                   1,498          1,139          33,308
   Rental Expense                                   6,420          6,420          77,271
   Transfer agent and filing fees                     500          2,386          17,227
   Travel and accommodation                          -             5,308          81,426
                                              -----------    -----------     -----------
Total general and administrative expenses         (39,986)       (53,790)     (1,270,167)

Operating Loss                                    (39,986)       (53,790)     (1,270,167)

Other Income (Expense)
   Bad Debt Expense                                  -              -            (25,000)
   Interest Expense                                (1,764)        (1,433)         (7,355)
   Write-down of Investment                          -              -         (1,568,149)
   Equity Loss in Investment                         -              -            (44,107)
                                              -----------    -----------     -----------
Total Other Expense                                (1,764)        (1,433)     (1,644,611)
                                              -----------    -----------     -----------

Loss Before Extraordinary Item                    (41,750)       (55,223)     (2,914,778)

Extraordinary Item
   Gain on settlement of debt                        -              -            687,538

Net loss available to common stockholders     $   (41,750)   $   (55,223)    $(2,227,240)
                                              ===========    ===========     ===========

Basic and diluted loss per share
   before extraordinary item                  $    (0.01)    $    (0.01)
                                              ===========    ===========

Extraordinary item - -

Basic and diluted loss per share              $    (0.01)    $    (0.01)
                                              ===========    ===========

Weighted average number of common shares
   outstanding                                  7,823,000      6,813,778
                                              ===========    ===========

            See condensed notes to financial statements.

                                    -  4 -
===============================================================================

                              THOR VENTURES CORP.
                        (A DEVELOPMENT STAGE COMPANY)

                       Interim Statements Of Cash Flows
  For the Three Months Ended March 31, 2002 and 2001, and for the period from
                Inception (September 12,1989) to March 31, 2002
                                  (Unaudited)

                                                                               Deficit
                                                  Three Months Ended         Accumulated
                                                      March 31,              During the
                                              --------------------------     Development
                                                 2002           2001            Stage
                                              -----------    -----------     -----------
Cash flows from operating activities
   Net loss                                   $   (41,750)   $   (55,223)    $(2,227,240)
   Adjustments to reconcile net loss to
      net cash used in operating activities
   Common stock issued for services                  -              -            256,000
   Depreciation                                        85            121           1,616
   Write-off of advance for acquisition              -              -             25,000
   Write-off of investment                           -              -          1,568,149
   Equity loss on investment                         -              -             44,107
   Gain on settlement of debt                        -              -           (687,538)
   Changes in assets and liabilities
      (Increase) decrease in prepaid expenses         313         (2,676)         (3,012)
      (Increase) decrease in other advances        (1,264)          -             (3,909)
      Increase (decrease) in accounts payable
         and accrued liabilities                   17,460         19,260         504,834
      Increase (decrease) in accrued
         interest payable                           1,514          1,114          56,930
                                              -----------    -----------     -----------
   Total adjustments                               18,108         17,819       1,762,177
                                              -----------    -----------     -----------
Net cash flows used in operating activities       (23,642)       (37,404)       (465,063)

Cash flows from investing activities
   Advances for business acquisition                 -              -            (25,000)
   Purchase of property and equipment                -              -             (2,663)
                                              -----------    -----------     -----------
Net cash flows used in investing activities          -              -            (27,663)

Cash flows from financing activities
   Proceeds from the sale of common stock            -              -            143,000
   Proceeds from loans payable                     23,000         31,000         406,220
   Repayments on promissory notes                    -              -            (49,791)
                                              -----------    -----------     -----------
Net cash flows provided by (used in)
   financing activities                            23,000         31,000         499,429
                                              -----------    -----------     -----------

Increase (decrease) in cash and
   cash equivalents                                  (642)        (6,404)          6,703
Cash and cash equivalents, beginning of period      7,345          8,882            -
                                              -----------    -----------     -----------
Cash and cash equivalents, end of period      $     6,703    $     2,478     $     6,703
                                              ===========    ===========     ===========

Cash paid for interest and income taxes:             -              -               -


Supplemental noncash investing and
   financing activities:
   Common stock issued for services rendered         -              -        $   256,000
   Conversion  of accounts payable to equity         -       $   237,200     $   428,100
   Conversion of loans payable and accrued
      interest to equity                             -       $   127,000     $   364,720
   Acquisition of common stock of Job
      through promissory note to Stamford,
      including the acquisition of Stamford's
      debt to four creditors                         -              -        $   856,250
   Common Stock Issued in Exchange for
      Settlement of Debt                      $      -       $      -        $   856,250
                                              ===========    ===========     ===========
Exercise of 650,000 Share Purchase
   Warrants of Job Through Accounts Payable   $      -       $      -        $    72,108
                                              ===========    ===========     ===========
Write-off of Advance for Business Acquisition $      -       $      -        $    25,000
                                              ===========    ===========     ===========
Write-off of Investment                       $      -       $      -        $ 1,568,149
                                              ===========    ===========     ===========
Equity Loss on Investment                     $      -       $      -        $    44,107
                                              ===========    ===========     ===========
   Gain on Settlement of Debt                 $      -       $      -        $   687,538
                                              ===========    ===========     ===========

            See condensed notes to financial statements.

                                    -  5 -
===============================================================================

                              THOR VENTURES CORP.
                        (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                MARCH 31, 2002


NOTE 1.  STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2002, and the results of operations and cash flows for the three months ended
March 31, 2002 and 2001. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2001 Annual Report on Form 10-KSB.

Certain information and footnote disclosure normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the accompanying financial statements and notes thereto incorporated by reference in the Company's 2001 Annual Report on Form 10-KSB.


NOTE 2.  GOING CONCERN, FINANCIAL RESULTS AND LIQUIDITY

To date, we have not been profitable. We face all the risks common to companies in their early stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels and uncertain revenue streams, and difficulties in managing growth. Our recurring losses raise substantial doubt about our ability to continue as a going concern. Our financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company expects to incur losses as it expands its businesses and will require additional funding during 2002. The Company anticipates that its owners, affiliates, and consultants will provide it with sufficient capital to continue operations until the end of the current fiscal year, but there can be no assurance that this expectation will be fully realized.

The Company's plan of operation for the coming year is to identify and acquire a favorable business opportunity and is exploring the possibility of selling or
merging with another Company.   The Company does not plan to limit its options
to any particular industry, but will evaluate each opportunity on its merits. Although the Company has not entered into any binding agreement to effect such a transaction, the board of directors of the Company does consider such offers and would consider all of the terms of any such offer as part of its fiduciary duty to determine whether any such transaction is in the best interest of the
Company's stockholders.   If our board of directors does determine that a sale
or merger of the Company is in the best interests of the Company's stockholders, our board of directors may determine to pursue such a transaction and the consideration to be paid in connection with such transaction would be
used to expand our business and fund future operations.   Our common stock is
currently traded on the over-the-counter market on an electronic bulletin board.


NOTE 3.  EARNINGS PER SHARE

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

The computation of basic loss per share is as follows for the three months ended March 31:

                                                   2002           2001
                                                ----------     ----------
       Numerator-Net Loss Available to
          Common Stockholders                   $  (41,750)    $  (55,223)

       Denominator-Weighted Average Number
          of Common Shares Outstanding           7,823,000      6,813,778

       Basic Loss Per Common Share              $   (0.01)     $   (0.01)


NOTE 4.  PRIOR PERIOD INFORMATION

The March 31, 2001 figures were restated to reflect the error correction.
The Company's quarterly financial report for the quarter ended March 31, 2001 included a charge to operations of $200,000 representing consulting fees paid to a certain consultant through the issuance of common stock on January 14, 2001 at $0.50 per share. The consulting services were performed in 2000 and the related expense was charged to operations and the liability was accrued for the year ended December 31, 2000. Accordingly, the net loss for the three months ended March 31, 2001 was restated as $55,223.


                                    -  6 -
===============================================================================

ITEM 2.

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

PLAN OF OPERATIONS

The Company's plan of operation for the coming year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. The Company anticipates that its owners, affiliates, and consultants will provide it with sufficient capital to continue operations until the end of the current fiscal year, but there can be no assurance that this expectation will be fully realized.

The Company does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.


                                    -  7 -
===============================================================================

PART II


ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 10 of this Form 10-QSB, and are incorporated herein by this reference.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.


                                    -  8 -
===============================================================================

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 14th day of May, 2002.




THOR VENTURES, CORP.



________________________________________________
Nora Coccaro
President, Chief Financial Officer, and Director


                                    -  9 -
===============================================================================

                               INDEX TO EXHIBITS
EXHIBIT      PAGE
  NO.         NO.          DESCRIPTION
-------      ----          ----------------------------------------------------
 3(i)          *           Articles of Incorporation of the Company
 3(ii)         *           Bylaws of the Company

  * Incorporated by reference from the 10-SB filed with the Securities Exchange Commission on December 30, 1999.


                                    - 10 -
===============================================================================