Form 10QSB
period 2002-06-30
THOR VENTURES CORP
filed 2002-08-07
CIK 1060409

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002.

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

                               Yes [X]   No [ ]

The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of August 5, 2002 was 7,823,000.

===============================================================================

                               TABLE OF CONTENTS

PART I

ITEM 1.  FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . .    3

Unaudited Balance Sheet as of June 30, 2002 . . . . . . . . . . . . . . .    4

Unaudited Statement of Operations
for the three and six months ended June 30, 2002 and 2001
and the period since Date of Inception to June 30, 2002 . . . . . . . . .    5

Unaudited Statement of Cash Flows
for the six months ended June 30, 2002 and 2001
and the period since Date of Inception to June 30, 2002 . . . . . . . . .    6

Notes to Unaudited Financial Statements . . . . . . . . . . . . . . . . .    7

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION . . . . . . . . . . . . . . . . .    9


PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . .    9

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

                                    -  2 -
===============================================================================

PART I

ITEM 1.  FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Thor Ventures Corp., a Florida corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                                    -  3 -
===============================================================================

                              THOR VENTURES CORP.
                        (A DEVELOPMENT STAGE COMPANY)

                            Interim Balance Sheets
                          June 30, 2002 (Unaudited)

ASSETS

Current Assets
   Cash                                               $      2,431
   Prepaid expenses                                          3,133
   Other advances                                            7,549
                                                      ------------
Total Current Assets                                        13,113

Fixed assets, net                                              962
                                                      ------------

Total Assets                                          $     14,075
                                                      ============



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued liabilities           $    121,923
   Loans payable                                            97,000
   Accrued Interest                                          5,388
                                                      ------------
Total Current Liabilities                                  224,311


Stockholders' Equity

Preferred Stock: $0.01 Par Value;
Authorized Shares, 500,000,
Issued and Outstanding, None                                     0

Common Stock: $0.01 Par Value;
Authorized Shares, 200,000,000;
Issued and Outstanding, 7,823,000                           78,230
Additional Paid In Capital                               1,978,840
Deficit Accumulated During the Development Stage        (2,267,306)
                                                      ------------
Total Stockholders' Equity (A Deficit)                    (210,236)
                                                      ------------

Total Liabilities and Stockholders' Equity            $     14,075
                                                      ============

            See condensed notes to financial statements.

                                    -  4 -
===============================================================================

                              THOR VENTURES CORP.
                        (A DEVELOPMENT STAGE COMPANY)

                       Interim Statements of Operations
          For the Three and Six Months Ended June 30, 2002 and 2001,
                           and for the period from
               Inception (September 12, 1989) to June 30, 2002
                                 (Unaudited)

                                                                                                    Deficit
                                                   Six Months               Three Months          Accumulated
                                                 Ended June 30,            Ended June 30,         During the
                                            ------------------------  ------------------------    Development
                                               2002         2001         2002         2001           Stage
                                            -----------  -----------  -----------  -----------   -------------
General and administrative
   Accounting and legal fees                $    11,909  $    18,949   $    3,639  $     3,800   $     193,046
   Bank charges                                     479          563          236          200          57,627
   Consulting fees                               46,080      199,050       23,025      176,025         820,983
   Management fees                                 -            -            -            -             16,179
   Office Expense                                 2,545        2,295        1,047        1,156          34,355
   Rental Expense                                12,840       12,840        6,420        6,420          83,691
   Transfer agent and filing fees                 3,957        6,773        3,457        4,387          20,684
   Travel and accommodation                        -           8,584         -           3,276          81,426
                                            -----------  -----------  -----------  -----------   -------------
Total general and administrative expenses       (77,810)    (249,054)     (37,824)    (195,264)     (1,307,991)
                                            -----------  -----------  -----------  -----------   -------------

Operating Loss                                  (77,810)    (249,054)     (37,824)    (195,264)     (1,307,991)

Other Income (Expense)
   Bad Debt Expense                                -            -            -            -            (25,000)
   Interest Expense                              (4,006)      (2,881)      (2,242)      (1,448)         (9,597)
   Write-down of Investment                        -            -            -            -         (1,568,149)
   Equity Loss in Investment                       -            -            -            -            (44,107)
                                            -----------  -----------  -----------  -----------   -------------
Total Other Expense                              (4,006)      (2,881)      (2,242)      (1,448)     (1,646,853)

Loss Before Extraordinary Item                  (81,816)    (251,935)     (40,066)    (196,712)     (2,954,844)

Extraordinary Item
   Gain on settlement of debt                      -            -            -            -            687,538
                                            -----------  -----------  -----------  -----------   -------------

Net loss available to common stockholders   $   (81,816) $  (251,935) $   (40,066) $  (196,712)  $  (2,267,306)
                                            ===========  ===========  ===========  ===========   =============

Basic and diluted loss per share
   before extraordinary item                $    (0.01)  $    (0.04)  $    (0.01)  $    (0.03)

Extraordinary item                                 -            -            -            -
                                            -----------  -----------  -----------  -----------

Basic and diluted loss per share            $    (0.01)  $    (0.04)  $    (0.01)  $    (0.03)
                                            ===========  ===========  ===========  ===========

Weighted average number of common shares
   outstanding                                7,823,000    7,022,696    7,823,000    7,229,319
                                            ===========  ===========  ===========  ===========

            See condensed notes to financial statements.

                                    -  5 -
===============================================================================

                              THOR VENTURES CORP.
                        (A DEVELOPMENT STAGE COMPANY)

                       Interim Statements Of Cash Flows
               For the Six Months Ended June 30, 2002 and 2001,
                           and for the period from
               Inception (September 12, 1989) to June 30, 2002
                                 (Unaudited)

                                                                               Deficit
                                                   Six Months Ended          Accumulated
                                                       June 31,              During the
                                              --------------------------     Development
                                                 2002           2001            Stage
                                              -----------    -----------     -----------
Cash flows from operating activities
  Net loss                                    $   (81,816)   $  (251,935)    $(2,267,306)
  Adjustments to reconcile net loss
    to net cash used in operating activities
  Common stock issued for services                   -              -            256,000
  Depreciation                                        170            242           1,701
  Write-off of advance for acquisition               -              -             25,000
  Write-off of investment                            -              -          1,568,149
  Equity loss on investment                          -              -             44,107
  Gain on settlement of debt                         -              -           (687,538)
  Changes in assets and liabilities
    (Increase) decrease in prepaid expenses           192         (2,676)         (3,133)
    (Increase) decrease in other advances          (4,904)          -             (7,549)
    Increase (decrease) in accounts payable
      and accrued liabilities                      41,451        203,436         528,825
    Increase (decrease) in accrued
      interest payable                              3,493             32          58,909
                                              -----------    -----------     -----------
  Total adjustments                                40,402        201,034       1,784,471
                                              -----------    -----------     -----------
Net cash flows used in operating activities       (41,414)       (50,901)       (482,835)

Cash flows from investing activities
  Advances for business acquisition                  -              -            (25,000)
  Purchase of property and equipment                 -              -             (2,663)
                                              -----------    -----------     -----------
Net cash flows used in investing activities          -              -            (27,663)

Cash flows from financing activities
  Proceeds from the sale of common stock             -              -            143,000
  Proceeds from loans payable                      36,500         48,000         419,720
  Repayments on promissory notes                     -              -            (49,791)
                                              -----------    -----------     -----------
Net cash flows provided by (used in)
  financing activities                             36,500         48,000         512,929
                                              -----------    -----------     -----------

Increase (decrease) in cash and
  cash equivalents                                 (4,914)        (2,901)          2,431
Cash and cash equivalents, beginning of period      7,345          8,882            -
                                              -----------    -----------     -----------
Cash and cash equivalents, end of period      $     2,431    $     5,981     $     2,431
                                              ===========    ===========     ===========

Cash paid for interest and income taxes:             -              -               -

Supplemental noncash investing and
  financing activities:
  Common stock issued for services rendered          -              -        $   256,000
                                              ===========    ===========     ===========
  Conversion  of accounts payable to equity          -       $   237,200     $   428,100
                                              ===========    ===========     ===========
  Conversion of loans payable and
    accrued interest to equity                       -       $   235,000     $   364,720
                                              ===========    ===========     ===========
  Acquisition of common stock of Job through
    promissory note to Stamford,
    including the acquisition of
    Stamford's debt to four creditors                -              -        $   856,250
                                              ===========    ===========     ===========
  Common Stock Issued in Exchange for
    Settlement of Debt                        $      -       $      -        $   856,250
                                              ===========    ===========     ===========
  Exercise of 650,000 Share Purchase
    Warrants of Job Through Accounts Payable  $      -       $      -        $    72,108
                                              ===========    ===========     ===========
  Write-off of Advance for
    Business Acquisition                      $      -       $      -        $    25,000
                                              ===========    ===========     ===========
  Write-off of Investment                     $      -       $      -        $ 1,568,149
                                              ===========    ===========     ===========
  Equity Loss on Investment                   $      -       $      -        $    44,107
                                              ===========    ===========     ===========
  Gain on Settlement of Debt                  $      -       $      -        $   687,538

            See condensed notes to financial statements.

                                    -  6 -
===============================================================================

                              THOR VENTURES CORP.
                        (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO INTERIM FINANCIAL STATEMENTS
                                JUNE 30, 2002


NOTE 1.  STATEMENT OF INFORMATION FURNISHED
-------------------------------------------

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2002, and the results of operations and cash flows for the three and six months ended June 30, 2002 and 2001. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2001 Annual Report on Form 10-KSB.

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


NOTE 2.  GOING CONCERN, FINANCIAL RESULTS AND LIQUIDITY
-------------------------------------------------------

To date, the Company has not been profitable. The Company faces all the risks common to companies in their early stages of development, including undercapitalization and uncertainty of funding sources, high initial expenditure levels and uncertain revenue streams, and difficulties in managing growth. The Company's recurring losses raise substantial doubt about its ability to continue as a going concern. The Company's financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company expects to incur losses as it seeks to identify a business opportunity and will require additional funding during 2002. The Company anticipates that its owners, affiliates, and consultants will provide it with sufficient capital to continue operations for the next twelve months, but there can be no assurance that this expectation will be fully realized.

The Company's plan of operation for the coming year is to identify and acquire a favorable business opportunity and is exploring the possibility of selling or
merging with another Company.   The Company does not plan to limit its options
to any particular industry, but will evaluate each opportunity on its merits. Although the Company has not entered into any binding agreement to effect such a transaction, the board of directors of the Company does consider such offers and would consider all of the terms of any such offer as part of its fiduciary duty to determine whether any such transaction is in the best interest of the
Company's stockholders.   If the Company's board of directors does determine
that a sale or merger of the Company is in the best interests of the Company's stockholders, its board of directors may determine to pursue such a transaction and the consideration to be paid in connection with such transaction would be
used to expand the acquired business and fund future operations.   The
Company's common stock is currently traded on the over-the-counter market on an electronic bulletin board.

                                    -  7 -
===============================================================================

NOTE 3.  EARNINGS PER SHARE
---------------------------

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

The computation of basic loss per share is as follows:
                                                   Six Months               Three Months
                                                 Ended June 30,            Ended June 30,
-----------------------------------------------------------------------------------------------
                                               2002         2001         2002         2001
-----------------------------------------------------------------------------------------------
Numerator-net loss available to
  common stockholders                       $   (81,816) $  (251,935) $   (40,066) $  (196,712)
===============================================================================================
Denominator-weighted average number
  of common shares outstanding                7,823,000    7,022,696    7,823,000    7,229,319
===============================================================================================
Basic and diluted loss per common share     $    (0.01)  $    (0.04)  $    (0.01)  $    (0.03)
===============================================================================================

NOTE 4.  WARRANTS
-----------------

The Company had share purchase warrants outstanding, entitling the holders to acquire 1,762,500 common shares of the Company at a price of $1.00 per share, expiring on April 14, 2000. On April 10, 2000, the Company granted a two-year extension to the expiry date and agreed to reduce the exercise price of share purchase warrants to current market value at a price of $0.30 per share.
On May 1, 2001, the Company issued 360,000 shares upon exercise of warrants, reducing the total of warrants outstanding to 1,402,500. As of April 14, 2002, all of the remaining warrants expired as unexercised.

                                    -  8 -
===============================================================================

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

When used in this discussion, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, that speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company that attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-KSB, 10-QSB and 8-K filed with the Securities and Exchange Commission.

Plan of Operation
-----------------

The Company's plan of operation for the coming year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. The Company anticipates that its owners, affiliates, and consultants will provide it with sufficient capital to continue operations for at least the next twelve months, but there can be no assurance that this expectation will be fully realized.

The Company does not expect to generate any meaningful revenue or incur significant operating expenses unless and until it acquires an interest in an operating company.


PART II

ITEM 6.                EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 11 of this Form 10-QSB, and are incorporated herein by this reference.

         (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

                                    -  9 -
===============================================================================

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 5th day of August, 2002.




THOR VENTURES, CORP.



------------------------------------------------
Nora Coccaro
President, Chief Financial Officer, and Director



                                    - 10 -
===============================================================================

                              INDEX TO EXHIBITS


EXHIBIT      PAGE
NO.          NO.          DESCRIPTION
-------      ----     ---------------------------------------------------------
 3(i)         *       Articles of Incorporation of the Company
 3(ii)        *       Bylaws of the Company


  * Incorporated by reference from the 10-SB filed with the Securities Exchange Commission on December 30, 1999.


                                    - 11 -
===============================================================================