Form 10QSB
period 2002-09-30
THOR VENTURES CORP
filed 2002-11-15
CIK 1060409

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 000-28311

THOR VENTURES, CORP.

(Exact name of small business issuer as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	98-0211356 (I.R.S. Employer Identification No.)

1818-1177 West Hastings Street, Vancouver, British Columbia, Canada V6E 2K3

(Address of principal executive office) (Postal Code)

(604) 602-1717

(Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No

The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of November 12, 2002 was 7,823,000.

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

THOR VENTURES CORP.
(A Development Stage Company)
INTERIM BALANCE SHEET
(Unaudited)

September 30
2002
ASSETS

Current
Cash	$-
Prepaid expenses	1,143
Other advances	7,469
8,612

Fixed assets, net (Note 3)	877

$9,489

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Bank indebtedness	$39
Accounts payable and accrued liabilities	150,512
Loans payable (Note 4)	108,000
Accrued interest	7,716

266,267

Stockholders' deficiency
Capital stock
Preferred stock: $0.01 par value , Authorized: 500,000
Issued and outstanding: None

Common stock: $0.01 par value, Authorized: 200,000,000
Issued and outstanding: 7,823,000	78,230

Additional paid-in capital	1,978,840
Deficit accumulated during the development stage	(2,313,848)

(256,778)

$9,489

See condensed notes to financial statements.

THOR VENTURES CORP.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001, AND FOR THE
PERIOD FROM INCEPTION (SEPTEMBER 12, 1989) TO SEPTEMBER 30, 2002
(Unaudited)

	Nine Months		Three Months		Inception to
	Ended Sept 30,		Ended Sept 30,		Sept. 30,
	2002	2001	2002	2001	2002
General and Administrative Expenses
Accounting and legal fees	$23,781	$36,348	$11,872	$17,399	$204,918
Bank charges	785	842	306	279	57,933
Consulting fees	69,135	272,075	23,055	73,025	844,038
Management fees	-	-	-	-	16,179
Office expense	3,212	4,913	667	2,618	35,022
Rental expense	19,260	19,260	6,420	6,420	90,111
Transfer agent and filing fees	5,686	7,962	1,729	1,189	22,413
Travel and accommodation	-	10,867	-	2,283	81,426
Total General and Administrative Expenses	(121,859)	(352,267)	(44,049)	(103,213)	(1,352,040)

Operating Loss	(121,859)	(352,267)	(44,049)	(103,213)	(1,352,040)

Other Income (Expense)
Bad debt expense	-	-	-	-	(25,000)
Interest expense	(6,499)	(4,106)	(2,493)	(1,225)	(12,090)
Write-down of investment	-	-	-	-	(1,568,149)
Equity loss in investment	-	-	-	-	(44,107)
Total Other Expense	(6,499)	(4,106)	(2,493)	(1,225)	(1,649,346)

Loss before extraordinary item	(128,358)	(356,373)	(46,542)	(104,438)	(3,001,386)

Extraordinary Item
Gain on settlement of debt	-	-	-	-	687,538

Net Loss	$(128,358)	$(356,373)	$(46,542)	$(104,438)	$(2,313,848)

Basic loss per share before extraordinary item	$(0.02)	$(0.05)	$(0.01)	$(0.01)
Extraordinary item	-	-	-	-
Basic and diluted loss per share	$(0.02)	$(0.05)	$(0.01)	$(0.01)

Weighted average number of
common shares outstanding	7,823,000	7,243,495	7,823,000	7,677,891

See condensed notes to financial statements.

THOR VENTURES CORP.
(A Development Stage Company)
INTERIM STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001, AND
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 12, 1989) TO SEPTEMBER 30, 2002
(Unaudited)

	Nine Months Ended		Inception to
	Sept. 30,		Sept. 30,
	2002	2001	2002
Cash Flows From Operating Activities
Net loss	$(128,358)	$(356,373)	$(2,313,848)
Adjustments to reconcile net income (loss) to
net cash used in operating activities
Common stock issued for services rendered	-	200,000	256,000
Depreciation	255	364	1,786
Write-off of advance for business acquisition	-	-	25,000
Write-off of investment	-	-	1,568,149
Equity loss on investment	-	-	44,107
Gain on settlement of debt	-	-	(687,538)
Changes in assets and liabilities
(Increase) decrease in prepaid expenses	2,182	-	(1,143)
(Increase) decrease in other advances	(4,824)	30	(7,469)
Increase (decrease) in accounts payable and
accrued liabilities	70,040	86,431	557,414
Increase (decrease) in accrued interest payable	5,821	647	61,237
Total adjustments	73,474	287,472	1,817,543
Net cash used in operating activities	(54,884)	(68,901)	(496,305)

Cash Flows From Investing Activities
Advances for business acquisition	-	-	(25,000)
Purchase of fixed asset	-	-	(2,663)
Net cash used in investing activities	-	-	(27,663)

Cash Flows From Financing Activities
Cash Overdraft	39	19	39
Proceeds from sale of common stock	-	-	143,000
Proceeds from loans payable	47,500	60,000	430,720
Repayments on promissory notes	-	-	(49,791)
Net cash provided by financing activities	47,539	60,019	523,968

(Decrease) Increase in Cash and Cash Equivalents	(7,345)	(8,882)	0

Cash and Cash Equivalents,
Beginning of Period	7,345	8,882	-

Cash and Cash Equivalents,
End of Period	$0	$0	$0

Supplemental Information (Note 7)

See condensed notes to financial statements.

THOR VENTURES CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

NOTE 1. STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2002, and the results of operations and cash flows for the three and nine months ended September 30, 2002 and 2001. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2001 Annual Report on Form 10-KSB.

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

NOTE 3. EARNINGS PER SHARE

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements. Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents. The computation of earnings (loss) per share is net loss available to common stockholders (numerator) divided by the weighted average number of common shares outstanding (denominator). All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share.

NOTE 4. WARRANTS

The Company had share purchase warrants outstanding, entitling the holders to acquire 1,762,500 common shares of the Company at a price of $1.00 per share, expiring on April 14, 2000. On April 10, 2000, the Company granted a two-year extension to the expiry date and agreed to reduce the exercise price of share purchase warrants to current market value at a price of $0.30 per share. On May 1, 2001, the Company issued 360,000 shares upon exercise of warrants, reducing the total of warrants outstanding to 1,402,500. As of April 14, 2002, all of the remaining warrants expired.

NOTE 5. CASH FLOWS - SUPPLEMENTAL INFORMATION

			From
			Inception
	Nine Months	Nine Months	(September
	Ended	Ended	12, 1989) to
	Sept. 30,	Sept. 30,	Sept. 30,
	2002	2001	2002
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental non-cash Investing and financing activities
Common stock issued for services rendered	$-	$-	$256,000
Conversion of accounts payable to equity	$-	$237,200	$428,100
Conversion of loans payable and accrued interest to equity	$-	$235,000	$364,720
Acquisition of common stock of Job through
promissory note to Stamford, including the
acquisition of Stamford's debt to four creditors.	$-	$-	$856,250
Common stock issued in exchange for settlement of debt	$-	$-	$856,250
Exercise of 650,000 share purchase warrants of Job
through accounts payable	$-	$-	$72,108
Write-off of advance for business acquisition	$-	$-	$25,000
Write-off of investment	$-	$-	$1,568,149
Equity loss on investment	$-	$-	$44,107
Gain on settlement of debt	$-	$-	$687,538

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

The Company does not expect to generate any meaningful revenue or incur significant operating expenses, including any expected purchase of equipment or the addition of significant employees, unless and until it acquires an interest in an operating company.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued the following accounting pronouncements, none of which are expected to have a significant effect, if any, on the company's financial statements:

April 2002 - SFAS No. 145 - "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement is effective for fiscal years beginning after May 15, 2002.

June 2002 - SFAS No. 146 - "Accounting for Costs Associated with Exit or Disposal Activities," which applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS 146 essentially requires a liability to be recognized and measured initially at its fair value in the period in which the liability is incurred for a cost associated with an exit or disposal activity. The Company believes this standard does not have any material effect on its financial statements. Effective for exit or disposal activities initiated after December 31, 2002.

October 2002 - SFAS No. 147 - "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9, " which applies to the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. Effective for acquisitions for which the date of acquisition is on or after October 1, 2002.

ITEM 3. CONTROLS AND PROCEDURES

The President, who is also the chief executive officer and the chief financial officer of the Registrant, has concluded based on her evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Registrant's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Registrant in the reports filed or submitted by it under the Securities Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Registrant in such reports is accumulated and communicated to the Registrant's management, including the president, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 18, 2002, the Company held a Special Meeting of Stockholders to consider the election of Nora Coccaro, to maintain her position as the Company's sole director, an amendment to the Company's articles of incorporation to permit a name change from Thor Ventures, Corp. to Jure Holdings, Inc. and management's intention to reverse split the Company's common stock on a one for ten (1:10) basis. The Company was not able to establish a quorum sufficient to permit the stockholders to acts on those matters presented for action and at the direction of the Company's director, the Special Meeting of Stockholders was adjourned until November 14, 2002 to consider the matters presented. Notice of the adjournment was provided to the Company's stockholders and a Form 8-K was filed with the Securities and Exchange Commission on October 23, 2002 to disclose the adjournment.

On November 14, 2002 to reconvene the Special Meeting of Stockholders adjourned on October 18, 2002. Proxies representing 5,262,500 or 67% of the Company's issued and outstanding shares constituted quorum for the purpose of considering the matters presented.

The shareholders confirmed Ms. Coccaro as the Company's sole director with 4,976,000 shares voted in favor of Ms. Coccaro's election and 286,000 voted against such election.

The shareholders approved an amendment to the Company's articles of incorporation that changes the Company's name from "Thor Ventures, Corp." to "Jure Holdings, Inc." with 4,976,000 shares voted in favor of the name change and 286,000 voted against such amendment. The amendment will be effective upon filing with the Florida Secretary of State.

The shareholders approved management's proposal to effect a reverse split of the Company's common stock on a one for ten (1:10) basis with 4,976,000 shares voted in favor of the reverse split and 286,000 voted against such consolidation. The consolidation will be effective upon the effective date of the filing of the name change with the Florida Secretary of State.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 11 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 12 day of November, 2002.

THOR VENTURES, CORP.

Nora Coccaro

President, Chief Financial Officer, and Director

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

AND CHIEF FINANCIAL OFFICER

I, Nora Coccaro, certify that:

    I have reviewed this quarterly report on Form 10QSB of Thor Ventures, Corp.;

    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Nora Coccaro

Nora Coccaro

Chief Executive Officer and Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of the Company on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof, I, Nora Coccaro, sole executive officer, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

  This quarterly report complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
  The financial information contained in this quarterly report fairly represents, in all material respects, the financial condition and result of operations of the Company.

_____________________________________

Nora Coccaro

Sole Executive Officer

November 12, 2002

INDEX TO EXHIBITS

EXHIBIT	PAGE
NO.	NO.	DESCRIPTION

3(i)	*	Articles of Incorporation of the Company
3(ii)	*	Bylaws of the Company

*	Incorporated by reference from the 10-SB filed with the Securities Exchange Commission on December 30, 1999.