Form 10KSB
period 2002-12-31
JURE HOLDINGS INC
filed 2003-04-09
CIK 1060409

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[ X ]	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002.

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from ___________ to ___________.

Commission file number: 000-28731

JURE HOLDINGS, INC.
(Formerly Thor Ventures Corp.)
(Name of Small Business Issuer in Its Charter)

Florida (State or Other Jurisdiction of Incorporation or Organization)	98-0211356 (I.R.S. Employer Identification No.)

1177 West Hastings Street, Suite 1818 Vancouver, British Columbia Canada V6E 2K3
(Address of Principal Executive Offices) (Zip Code)

(604) 602-1717
(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class Common Stock (0.01 par value)	Name of each Exchange on Which Registered None

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The registrant's total revenues for the year ended December 31, 2002 were $0.

The aggregate market value of the registrant's common stock, (the only class of voting stock), held by non-affiliates was approximately $1,084,623 based on the average closing bid and asked prices for the common stock on March 31, 2003.

On March 31, 2003, the number of shares outstanding of the issuer's common stock, $0.01 par value (the only class of voting stock), was 3,613,084.

ITEM 1. DESCRIPTION OF BUSINESS

General

As used herein the term "Company" refers to Jure Holdings, Inc. (formerly known as "Thor Ventures Corp."), a Florida corporation and its subsidiaries and predecessors, unless the context indicates otherwise. The Company was incorporated under the laws of the State of Florida on September 12, 1989. On November 26, 2002, the Company changed its name to "Jure Holdings, Inc." as part of a corporate restructuring designed to make the Company more attractive to prospective business opportunities. Management has since been searching for a suitable business opportunity, to become part of the Company by acquisition or combination.

Selection of a Business

The Company has no current business. Our business plan is to seek one or more suitable business combinations or acquisitions to create value for our shareholders. We have no day-to-day operations at the present time. Our sole officer and director devotes such time and attention as is required to the affairs of the Company. Management has adopted a conservative policy of seeking opportunities that they consider to be of exceptional quality. As a result of that policy, the Company may have to wait some time before consummating a suitable transaction. Management recognizes that the higher the standards it imposes upon itself, the greater may be its competitive disadvantages when vying with other acquiring interests or entities.

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

Acquisition of Business

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

Operation of Business After Acquisition

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

ITEM 2. DESCRIPTION OF PROPERTY

We currently maintain limited office space on a month-to-month basis at a cost of $2,140 per month. The address of our office is 1177 West Hastings Street Suite 1818, Vancouver, British Columbia, Canada V6E 2K3. We do not believe that we will need to obtain additional office space at any time in the foreseeable future until we have acquired a suitable business opportunity.

ITEM 3. LEGAL PROCEEDINGS

The Company is currently not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 14, 2002, an adjourned special meeting of the shareholders of the Company was reconvened to consider proposals to change the name of the Company, to consolidate the Company's share structure and to elect Nora Coccaro as the Company's sole director. Shareholder votes represented at the special meeting, either in person or by proxy totaled 5,267,500 (pre-reverse) or 65.99% of the Company's issued and outstanding shares, constituted quorum for the purpose of considering the proposals.

The shareholders by a vote of 4,976,000 (pre-reverse split) in favor and 286,000 against resolved to change the Company's name to "Jure Holdings, Inc." The name change was effected on November 26, 2002.

The shareholders by a vote of 4,976,000 (pre-reverse split) in favor and 286,000 (pre-reverse split) against resolved to reverse split the Company's common stock on a one-for-ten (1:10) basis. The reverse split was implemented on December 13, 2002.

The shareholders by a vote of 4,976,000 (pre-reverse split) in favor and 286,000 (pre-reverse split) against resolved to elect Nora Coccaro as the Company's sole director to serve until the Company's next annual general meeting.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the National Association of Securities Dealer, Inc. under the symbol, "JURH.OB". Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions.

The high and low sales prices during the fourth quarter of 2002 have been adjusted to reflect a one for ten (1:10) reverse split that was implemented on December 13, 2002 as follows:

YEAR	QUARTER ENDING	HIGH	LOW
2001	March 31, 2001	$1.06	$0.63
	June 30, 2001	$1.06	$0.50
	September 30, 2001	$0.80	$0.32
	December 31, 2001	$0.44	$0.06
2002	March 31, 2002	$0.08	$0.05
	June 30, 2002	$0.08	$0.04
	September 30, 2002	$0.09	$0.04
	December 31, 2002	$0.50	$0.10

Record Holders

As of March 31, 2003, there were approximately 13 shareholders of record holding a total of 3,613,084 shares of common stock. The sole member of the board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker "street names" for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

The Company has not declared any cash dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the board of directors and will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company's ability to pay dividends on its common stock other than those generally imposed by applicable state law.

RECENT SALES OF UNREGISTERED SECURITIES

On December 20, 2002, the Company authorized the issuance of 158,385 shares of restricted common stock valued at $0.10 to Zmax Capital Corp. in settlement of debt accrued as the result of loans in the amount of $15,838.53. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock as a debt settlement; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

On December 20, 2002, the Company authorized the issuance of 1,196,192 shares of restricted common stock valued at $0.10 to Shafiq Nazerali in settlement of debt as the result of loans in the amount of $119,619.20. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock as a debt settlement; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

On December 20, 2002, the Company authorized the issuance of 740,000 shares of restricted common stock valued at $0.15 to Shafiq Nazerali in settlement of debt accrued for consulting services rendered in 2001, 2002, and 2003 in the amount of $111,000. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock as a debt settlement; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

On December 20, 2002, the Company authorized the issuance of 82,687 shares of restricted common stock valued at $0.50 to Zmax Capital Corp. in settlement of debt accrued for office space provided in 2001 and 2002 in the amount of $41,343.57. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock as a debt settlement; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

On December 20, 2002, the Company authorized the issuance of 1,000 shares of restricted common stock valued at $0.50 to International Portfolio Management, Ltd., in settlement of debt accrued for administrative services rendered in 2001 in the amount of $500. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock as a debt settlement; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

ITEM 6. MANAGEMENT'S PLAN OF OPERATION

Plan of Operation

The Company's plan of operation for the coming year, as discussed above, is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits.

Nonetheless, the Company has not yet entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing except a letter of intent to reach an agreement with OpenLIMIT AG, a marketing and financial services company. Any decision to finalize participation in this specific business opportunity and any other opportunity will be made based upon a Company analysis of the merits of any business based on objective criteria.

Liquidity and Capital Resources

As of December 31, 2002, the Company had no significant assets. Management believes that the Company has sufficient resources to meet the anticipated needs of the Company's operations through at least the calendar year ending December 31, 2003. The Company anticipates that its major shareholders will contribute sufficient funds to satisfy the cash needs of the Company through calendar year ending December 31, 2003. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. To reduce its outstanding liabilities, the Company successfully converted debt of $288,301 representing loans and other liabilities, to equity on December 20, 2002. Additionally, during 2003, the Company raised $50,000 cash pursuant to a REG S Securities Purchase Agreement for 500,000 shares of common stock at $0.10 per share, which was used partially to further reduce substantially all of the remaining outstanding liabilities as of December 31, 2002. The Company has no future plans to raise additional capital through private placements or public registration of its securities until a merger or acquisition candidate is identified.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Going Concern

The Company's audit expressed substantial doubt as to the Company's ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of $2,355,805 as of December 31, 2002. The Company's ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management's plan to address the Company's ability to continue as a going concern, include: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company's securities; (3) establishing revenues from a suitable business opportunity; and (4) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 7. FINANCIAL STATEMENTS

The Company's financial statements for the fiscal year ended December 31, 2002, are attached hereto as pages 11 through 26.

JURE HOLDINGS, INC.

Index to Financial Statements

Independent Auditors' Report	11

Balance Sheet as of December 31, 2002	12

Statements of Operations for the years ended December 31, 2002 and 2001
and for the period from Inception (September 12, 1989) to December 31, 2002	13

Statements of Changes in Stockholders' Equity (A Deficit) for the period from Inception
(September 12, 1989) to December 31, 2002.	14-15

Statements of Cash Flows for years ended December 31, 2002 and 2001
and for the period from Inception (September 12, 1989) to December 31, 2002	16-17

Notes to the Financial Statements	18-26

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of

Jure Holdings, Inc.

We have audited the accompanying balance sheet of Jure Holdings, Inc. (formerly known as Thor Ventures Corp.) (a Florida Corporation) (A Development Stage Company) (the "Company") as of December 31, 2002, and the related statements of operations, changes in stockholders' equity (a deficit) and cash flows for the years ended December 31, 2002 and 2001, and for the period from inception (September 12, 1989) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and the results of its operations and cash flows for the periods indicated, in conformity with generally accepted accounting principles in the United States.

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

Clancy and Co., P.L.L.C.

Phoenix, Arizona

March 24, 2003

JURE HOLDINGS, INC.

(formerly known as THOR VENTURES CORP.)

(A Development Stage Company)

BALANCE SHEET

DECEMBER 31, 2002

ASSETS
Current assets
Cash and cash equivalents	$ 30
Prepaid expenses	22,441
Other advances	7,647
Total current assets	30,118

Fixed assets, net (Note 3)	792

Total Assets	$ 30,910

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities (Note 2, 10)	$ 41,343
Total current liabilities	41,343

Commitments and contingencies (Note 9)

Stockholders' Equity (A Deficit)
Preferred stock: $0.01 par value, authorized: 500,000 issued and outstanding: None	None
Common stock: $0.01 par value, authorized shares: 200,000,000; issued and outstanding: 2,960,564	29,606
Additional paid-in capital	2,315,766
Deficit accumulated during the development stage	(2,355,805)
Total stockholders' deficit	(10,433)
Total Liabilities and Stockholders' Equity	$ 30,910

The accompanying notes are an integral part of these financial statements.

JURE HOLDINGS, INC.

(formerly known as THOR VENTURES CORP.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001, AND FOR THE

PERIOD FROM INCEPTION (SEPTEMBER 12, 1989) TO DECEMBER 31, 2002

	Year Ended December 31, 2002	Year Ended December 31, 2001	Inception to December 31, 2002

Revenues	$ -	$ -	$ -

General and Administrative Expenses
Accounting and legal fees	27,740	37,874	208,877
Bank charges	1,199	1,111	58,347
Consulting fees	95,615	295,042	870,518
Management fees	-	-	16,179
Office expense	5,376	5,787	37,186
Rental expense	25,680	25,680	96,531
Transfer agent and filing fees	7,392	5,753	24,119
Travel and entertainment	-	10,867	81,426
Total General and Administrative Expenses	(163,002)	(382,114)	(1,393,183)

Operating Loss	(163,002)	(382,114)	(1,393,183)

Other Income (Expense)
Bad debt expense (Note 7)	-	-	(25,000)
Interest expense	(7,313)	(5,450)	(12,904)
Write-down of investment (Note 8)	-	-	(1,568,149)
Equity loss in investment (Note 8)	-	-	(44,107)
Total Other Expense	(7,313)	(5,450)	(1,650,160)

Loss before extraordinary item and provision for income taxes	(170,315)	(387,564)	(3,043,343)

Provision for income taxes (Note 4)	-	-	-

Extraordinary Item
Gain on settlement of debt (Note 8)	-	-	687,538

Net Loss	$ (170,315)	$ (387,564)	$ (2,355,805)

Basic loss per common share before extraordinary item	$ (0.20)	$ (0.52)	$ (10.95)
Extraordinary item	-	-	2.47
Basic loss per common share	$ (0.20)	$ (0.52)	$ (8.48)

Weighted average number of common shares outstanding	847,946	738,956	277,511

The accompanying notes are an integral part of these financial statements.

JURE HOLDINGS, INC.

(formerly known as THOR VENTURES CORP.)

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (A DEFICIT)

FOR THE PERIOD FROM INCEPTION (SEPTEMBER 12, 1989) TO DECEMBER 31, 2002

	Preferred Stock	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Balance, December 31, 1995, 1996, and 1997	-	100,000	$ 1,000	$ -	$ (1,000)	$ -
Common stock issued for debt and cash at $2.50 per share, April 29, 1998	-	352,500	3,525	877,725	-	881,250
Net loss	-	-	-	-	(1,695,824)	(1,695,824)
Balance, December 31, 1998	-	452,500	4,525	877,725	(1,696,824)	(814,574)
Common stock issued for cash at $1.00 per share, March 26, 1999	-	118,000	1,180	116,820	-	118,000
Common stock issued for exchange of all issued shares of IWT Pharma Corp.	-	400,000	4,000	3,496,000	- -	3,500,000
Finders fee	-	10,000	100	(100)	-	-
Common stock issued for debt at $10.00 per share, September 14, 1999	-	7,300	73	72,927	-	73,000
Cancellation of common stock	-	(410,000)	(4,100)	(3,495,900)	-	(3,500,000)
Common stock issued for debt at $9.90 per share, October 26, 1999	-	13,900	139	138,581	-	138,720
Net income	-	-	-	-	407,864	407,864
Balance, December 31, 1999	-	591,700	5,917	1,206,053	(1,288,960)	(76,990)
Common stock issued for services at $1.00 per share, May 15, 2000	-	10,000	100	9,900	-	10,000
Common stock issued for loans payable at $3.00 per share, August 21, 2000	-	24,300	243	72,657	-	72,900
Common stock issued for services at $3.00 per share, October 15, November 15, December 15, 2000 (5,000 each date)	-	15,000	150	44,850	-	45,000
Net loss	-	-	-	-	(508,966)	(508,966)
Balance, December 31, 2000	-	641,000	6,410	1,333,460	(1,797,926)	(458,056)
Common stock issued for debt at $5.00 per share, January 11, 2001	-	25,400	254	126,746	-	127,000
Common stock issued for accounts payable at $10.00 per share, January 14, 2001	-	20,000	200	199,800	-	200,000
Common stock issued for accounts payable at $3.00 per share, March 27, 2001	-	12,400	124	37,076	-	37,200
Warrants exercised and shares issued for loans payable at $3.00 per share, May 1, 2001	-	36,000	360	107,640	-	108,000
Common stock issued for accounts payable at $6.00 per share, July 3, 2001	-	7,500	75	44,925	-	45,000
Common stock issued for services at $5.00 per share, August 3, 2001	-	40,000	400	199,600	-	200,000
Net loss	-	-	-	-	(387,564)	(387,564)
Balance, December 31, 2001	-	782,300	7,823	2,049,247	(2,185,490)	(128,420)

The accompanying notes are an integral part of these financial statements.

JURE HOLDINGS, INC.

(formerly known as THOR VENTURES CORP.)

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (A DEFICIT)

FOR THE PERIOD FROM INCEPTION (SEPTEMBER 12, 1989) TO DECEMBER 31, 2002

	Preferred Stock	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Common stock issued for loans and accrued interest debt at $0.10 per share, December 20, 2002	-	1,354,577	13,546	121,912	-	135,458
Shares issued for accounts payable at $0.15 per share, December 20, 2002	-	740,000	7,400	103,600	-	111,000
Shares issued for accounts payable at $0.50 per share, December 20, 2002	-	83,687	837	41,007	-	41,844
Net loss					(170,315)	(170,315)
Balance, December 31, 2002	-	2,960,564	$ 29,606	$ 2,315,766	$ (2,355,805)	$ (10,433)

The accompanying notes are an integral part of these financial statements.

JURE HOLDINGS, INC.

(formerly known as THOR VENTURES CORP.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001, AND FOR THE

PERIOD FROM INCEPTION (SEPTEMBER 12, 1989) TO DECEMBER 31, 2002

	Year Ended December 31, 2002	Year Ended December 31, 2001	Inception to December 31, 2002
Cash Flows From Operating Activities
Net loss	$ (170,315)	$ (387,564)	$ (2,355,805)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services rendered	-	200,000	256,000
Depreciation	340	485	1,871
Write-off of advance for business acquisition	-	-	25,000
Write-down of investment	-	-	1,568,149
Equity loss on investment	-	-	44,107
Gain on settlement of debt	-	-	(687,538)
Changes in assets and liabilities
(Increase) decrease in prepaid expenses	2,152	(3,003)	(1,173)
(Increase) decrease in other advances	(5,002)	30	(7,647)
Increase (decrease) in accounts payable and accrued liabilities	95,754	95,261	583,128
Increase (decrease) in accrued interest payable	8,494	1,754	63,910
Total Adjustments	101,738	294,527	1,845,807
Net cash flows used in operating activities	(68,577)	(93,037)	(509,998)

Cash Flows From Investing Activities
Advance for business acquisition	-	-	(25,000)
Purchase of fixed assets	-	-	(2,663)
Net cash flows used in investing activities	-	-	(27,663)

Cash Flows From Financing Activities
Proceeds from sale of common stock	-	-	143,000
Proceeds from loans payable	61,262	91,500	444,482
Repayments on promissory notes	-	-	(49,791)
Net cash flows provided by financing activities	61,262	91,500	537,691

Increase (decrease) in cash and cash equivalents	(7,315)	(1,537)	30
Cash and cash equivalents, beginning of period	7,345	8,882	-
Cash and cash equivalents, end of period	$ 30	$ 7,345	$ 30

Supplemental Information:
Cash paid for interest and income taxes:	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

JURE HOLDINGS INC.

(formerly known as THOR VENTURES CORP.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001, AND FOR THE

PERIOD FROM INCEPTION (SEPTEMBER 12, 1989) TO DECEMBER 31, 2002

	Year Ended December 31, 2002	Year Ended December 31, 2001	Deficit Accumulated During the Development Stage
Supplemental Noncash Investing and Financing Activities:
Common Stock Issued For Services Rendered	$ -	$ 200,000	$ 256,000
Conversion of Accounts Payable to Equity	$ 152,844	$ 282,200	$ 435,044
Conversion of Loans Payable and Accrued Interest to Equity	$ 135,458	$ 235,000	$ 516,358
Acquisition of Common Stock of Job Through a Promissory Note to Stamford, including the Acquisition of Stamford's Debt to Four Creditors	$ -	$ -	$ 856,250
Common Stock Issued in Exchange for Settlement of Debt	$ -	$ -	$ 856,250
Exercise of 650,000 Share Purchase Warrants of Job Through Accounts Payable	$ -	$ -	$ 72,198
Write-off of Advance for Business Acquisition	$ -	$ -	$ 25,000
Write-off of Investment	$ -	$ -	$ 1,568,149
Equity Loss on Investment	$ -	$ -	$ 44,107
Gain on Settlement of Debt	$ -	$ -	$ 687,538

The accompanying notes are an integral part of these financial statements.

JURE HOLDINGS, INC.

(formerly known as THOR VENTURES CORP.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations.

Organization. Thor Ventures Corp. (the Company) was incorporated on September 12, 1989, under the laws of the State of Florida with an authorized capital of 500,000 shares of $0.01 par value preferred stock and 200,000,000 shares of $0.01 par value common stock.

On August 2, 1991, the Company issued 100,000 (1,000,000 pre-split) shares of common stock for services rendered at $0.001 per share, or $1,000.

On April 29, 1998, the Company issued 352,500 (3,525,000 pre-split) shares of common stock at $2.50 per share for payment of debt in the amount of $856,250 and for cash in the amount of $25,000.

On March 26, 1999, the Company issued 118,000 (1,180,000 pre-split) shares of common stock at $1.00 per share for cash, or $118,000.

On September 14, 1999, the Company issued 7,300 (73,000 pre-split) shares of common stock at a deemed value of $73,000 to settle a portion of their accounts payable.

On October 26, 1999, the Company issued 13,900 (139,000 pre-split) shares of common stock at a deemed value of $138,720 to settle a loan payable.

On May 15, 2000, the Company issued 10,000 (100,000 pre-split) shares of common stock at $1.00 per share for services rendered, or $10,000. The shares were issued at the fair market value of the services rendered.

On August 21, 2000, the Company issued 24,300 (243,000 pre-split) shares of common stock at a deemed value of $72,900, or $3.00 per share, to settle a portion of their accounts payable.

On October 31, 2000, November 15, 2000 and December 15, 2000, the Company issued 5,000 (50,000 pre-split) shares each, totaling 15,000 (150,000 pre-split) shares of common stock for services rendered at $3.00 per share, or $45,000. The shares were issued at the fair market value of the services rendered.

On January 11, 2001, the Company issued 25,400 (254,000 pre-split) shares of common stock to settle a loan payable at a deemed value of $127,000, or $5.00 per share.

On January 14, 2001, the Company issued 20,000 (200,000 pre-split) shares of common stock at $10.00 per share for services rendered, or $200,000. The shares were issued at the fair market value of the services rendered and were included in accounts payable and accrued liabilities at December 31, 2000.

On March 27, 2001, the Company issued 12,400 (124,000 pre-split) shares of common stock at a deemed value of $37,200, or $3.00 per share, to settle a portion of their accounts payable.

On May 1, 2001, the Company issued 36,000 (360,000 pre-split) shares of common stock at $3.00 per share upon the exercise of warrants. The exercise price was paid through settlement of a portion of accounts payable and accrued liabilities, loan and interest payable.

On July 3, 2001, the Company issued 7,500 (75,000 pre-split) shares of common stock at a deemed value of $45,000, or $6.00 per share, to settle a portion of their accounts payable.

On August 3, 2001, the Company issued 40,000 (400,000 pre-split) shares of common stock at $5.00 per share, or $200,000, for consulting services rendered. The shares were issued at the fair market value of the services rendered.

On November 26, 2002, the Company changed its name from Thor Ventures Corp. to Jure Holdings, Inc.

On December 13, 2002, the Company consolidated its capital structure by a one for ten (1:10) reverse split of the common stock with no change in par value. All per share and per share information have been adjusted retroactively to reflect the reverse stock split.

On December 20, 2002, the Company's Board of Directors authorized the issuance of 2,178,264 shares of restricted common stock in full satisfaction of $288,301 of debt as follows: (i) 158,385 shares at $0.10 per share for loans and accrued interest of $15,839 during 2002 and 2001; (ii) 1,196,192 shares at $0.10 per share for loans and accrued interest of $119,619 during 2002 and 2001; (iii) 740,000 shares at $0.15 per share for consulting services rendered during 2001 and 2002, and to be rendered during 2003 totaling $111,000; (iv) 82,687 shares at $0.50 per share in settlement of debt accrued for office space provided in 2002 and 2001 of $41,343; and (v) 1,000 shares at $0.50 per share for $500 of administrative services rendered during 2001.

Nature of operations. The Company is a development stage company, as defined in Financial Accounting Standards Board No. 7. (See Note 2.)

Summary of Significant Accounting Policies.

Accounting Method - The Company's financial statements are prepared using the accrual method of accounting for financial statement and tax return purposes.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates.

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

Foreign Currency Translation - The Company maintains both a U.S Dollar and a Canadian Dollar bank account at a financial institution in Canada. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, which is the U.S. Dollar, are included in the results of operations as incurred. Revenues and expenses are translated at average exchange rates in effect during each period.

Earnings Per Share - Basic earnings or loss per share is based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings/loss per share is computed by dividing net income applicable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, "Earnings Per Share." Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented. Convertible securities that could potentially dilute basic earnings or loss per share in the future, such as options or warrants, are not included in the computation of diluted earnings or loss per share because to do so would be antidilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

Stock-Based Compensation - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the pro forma disclosure requirements of SFAS No. 123.

Comprehensive Income - The Company includes items of other comprehensive income by their nature in a financial statement and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.

Capital Structure - The Company discloses its capital structure in accordance with SFAS No. 129, "Disclosure of Information about Capital Structure," which establishes standards for disclosing information about an entity's capital structure.

Fair Value of Financial Instruments - For certain of the Company's financial instruments, including cash and cash equivalents, unsecured advances, prepaid expenses, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

Start-up Expenses - The Company expenses start-up costs and organization costs for financial statement purposes pursuant to AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." For income tax purposes, the Company has elected to treat these costs as deferred expenses, to be amortized over a period of sixty months beginning in the first month the Company is actively in business.

Goodwill and Other Intangible Assets - The Company adopted SFAS No. 142 as of January 1, 2002, which addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. The adoption had no effect on these financial statements.

Impairment of Long-Lived Assets - Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

Impairment and Disposal of Long-Lived Assets - In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for fiscal years beginning after December 15, 2001. This Statement supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, and also amends Accounting Research Bulletin (ARB) No. 51. The Company adopted this statement as of January 1, 2002, and it requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The adoption had no effect on these financial statements.

Related Party Transactions - A related party is generally defined as (i) any person that holds 10% or more of the Company's securities and their immediate families, (ii) the Company's management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. (See Note 6).

Reclassification - Certain prior period amounts have been reclassified to conform to the current year presentation. These changes had no effect on previously reported results of operations or total stockholders' equity.

Recent Accounting Pronouncements - The Financial Accounting Standards Board ("FASB") has issued the following pronouncements, none of which are expected to have a significant affect on the financial statements:

April 2002 - SFAS No. 145 - "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates SFAS No. 4 and, thus, the exception to applying APB No. 30 to all gains and losses related to extinguishments of debt. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying the provisions of APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. Under SFAS No. 13, the required accounting treatment of certain lease modifications that have economic effects similar to sale-leaseback transactions was inconsistent with the required accounting treatment for sale-leaseback transactions. This Statement amends SFAS No. 13 to require that those lease modifications be accounted for in the same manner as sale-leaseback transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice.

June 2002 - SFAS No. 146 - "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and EITF 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability was recognized at the date of an entity's commitment to an exit plan. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002.

October 2002 - SFAS No. 147 - "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which applies to the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. This statement is effective for acquisitions for which the date of acquisition is on or after October 1, 2002, and is not applicable to the Company.

December 2002 - SFAS No. 148 - "Accounting for Stock Based Compensation-Transition and Disclosure." This statement was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. This statement does not have any impact on the Company because the Company does not plan to implement the fair value method.

Pending Accounting Pronouncements - It is anticipated that current pending accounting pronouncements will not have an adverse impact on the financial statements of the Company.

NOTE 2 - GOING CONCERN

The Company has been a development stage company and has incurred ongoing net operating losses since inception, September 12, 1989. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business. It is the Company's belief that it will continue to incur losses for at least the next twelve months, and as a result will require additional funds from debt or equity investments to meet such needs. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company anticipates that its major shareholders will contribute sufficient funds to satisfy the cash needs of the Company for the next twelve months. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities. Management's plans are to seek a merger with an existing operating company. The continued existence of the Company is dependent upon its ability to meet future financing requirements and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

To meet these objectives, the Company successfully converted outstanding debt of $288,301 representing loans and other liabilities, to equity on December 20, 2002, and additionally converted $15,652 of debt during 2003 representing $13,620 of outstanding liabilities at December 31, 2002, and the balance representing 2003 fees incurred for legal services rendered pursuant to a Form S-8 Registration Statement. Further, pursuant to a REG S Securities Purchase Agreement dated February 5, 2003, the Company was able to raise $50,000 cash through the issuance of 500,000 shares of common stock at $0.10 per share, which was partially used to further reduce substantially all of the remaining outstanding liabilities as of December 31, 2002. Management believes that actions presently taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company's future ability to achieve these objectives cannot be determined at this time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and should not be regarded as typical for normal operating periods.

NOTE 3 - FIXED ASSETS

Fixed assets consist of computer equipment stated at cost, or $2,663. Accumulated depreciation was $1,871 and depreciation expense charged to operations during 2002 and 2001, and for the period from September 12, 1989 (inception) through December 31, 2002, was $340, $485, and $1,871, respectively.

NOTE 4 - INCOME TAXES

There is no current or deferred tax expense for the years ended December 31, 2002 and 2001 due to the Company's loss position. The benefits of timing differences have not been previously recorded. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising deferred tax assets is a result of net operating loss carryforwards, capital loss carryforwards, and start-up costs reserved against a full valuation allowance.

The income tax effect of temporary differences utilizing a 34% statutory federal income tax rate comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheet is a result of the following:

Deferred Taxes	2002	2001
NOL Carryforwards	$ 20,768	$ 18,537
Start-Up Costs	463,256	408,235
Capital Loss Carryforwards	314,404	314,404
Total Deferred Tax Assets	798,428	741,176
Valuation Allowance	(798,428)	(741,176)
Net Deferred Tax Assets	$ -	$ -

The net change in the valuation allowance for 2002 was an increase of approximately $57,000 (2001: $130,000).

The Company has available net operating loss carryforwards of approximately $61,000 that expire through 2022 and capital loss carryforwards of approximately $925,000 that expire in 2004 available for tax purposes to offset future taxable income. Amortization of start-up costs is over a period of sixty months available in the first year the Company has sales. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

NOTE 5 - WARRANTS

The Company had share purchase warrants outstanding, entitling the holders to acquire 176,250 (1,762,500 pre-split) common shares of the Company's common stock at a price of $10.00 ($1.00 pre-split) per share, expiring on April 14, 2000. On April 10, 2000, the Company granted a two-year extension to the expiry date and agreed to reduce the exercise price of share purchase warrants to current market value at a price of $3.00 ($0.30 pre-split) per share. On May 1, 2001, the Company issued 36,000 (360,000 pre-split) shares of common stock upon exercise of warrants at $3.00 ($0.30 pre-split) per share, reducing the total of warrants outstanding to 140,250 (1,402,500 pre-split). The warrants were not valued because the exercise price equaled or exceeded the fair market value of the common stock on the date of issuance. As of April 1, 2002, all remaining warrants expired as unexercised.

NOTE 6 - RELATED PARTY TRANSACTIONS

Consulting fees - For the years ended December 31, 2002 and 2001, the Company paid consulting fees of $32,100 each year to the President and Director of the Company, and $60,000 each year to the Company's majority shareholder. (See Note 9).

Loans from shareholders - Certain shareholders loan the Company funds, as necessary, to meet working capital requirements. The loans represent a series of demand loans with no specific repayment terms. During the year ended December 31, 2002, the Company received a series of loans amounting to $61,262, bearing interest at 9% per annum. On December 20, 2002, the loans ($121,762) and accrued interest ($10,389) outstanding amounting to $135,458 were converted to 1,354,577 shares of restricted common stock.

Rent Expense - The Company rents offices space from a shareholder on a monthly basis at $2,140 per month. Total rent expense charged to operations during 2002 and 2001 was $25,680 per year.

NOTE 7 - BAD DEBT EXPENSE

Included in operations for the period from September 12, 1989 (inception) to December 31, 2002, is a bad debt expense of $25,000 representing an advance to an unrelated company while it tried to finalize the terms of a business acquisition agreement. The negotiation was terminated in December 2000 and management determined there was no likelihood of recovery of the advance.

NOTE 8 - INVESTMENTS

Job Industries, Ltd. -During fiscal 1998, the Company purchased from Stamford International Inc. ("Stamford"), 5,905,250 common shares of Job Industries Ltd. ("Job"), 1,880,000 share purchase warrants of Job, and a License Agreement of Job for $1,738,803. In consideration for the investments, the Company assumed Stamford's debt to four creditors in the amount of $856,250 and issued a promissory note to Stamford in the amount of $882,553. The Company also exercised 650,000 of the above share purchase warrants at a cost of $72,198. The remaining 1,230,000 share purchase warrants expired.

The Company's investment represented a 36% equity interest in Job, and as a result was accounted for using the equity method. Subsequent to the acquisition of the Job shares, the market value of these shares decreased significantly, and the Company wrote down the investment by $1,568,149 to the investments fair market value based on its last quoted trading price on December 31, 1998.

During fiscal 1999, the Company delivered all of its 6,555,250 common shares of Job Industries Ltd. ("Job") of $198,745 and paid $49,791 to settle the note payable to Stamford in the amount of $882,553, plus interest payable in the amount of $53,521. As a result, the Company incurred a gain on settlement of debt in the amount of $687,538, which was included in results of operations for the year ended December 31, 1999. The transactions are summarized as follows:

Equity investment	$ 1,738,803
Exercise of share purchase warrants	72,198
Equity loss in investment	(44,107)
Write-down of investment	(1,568,149)
Balance, December 31, 1998	198,745
Shares exchanged to settle debt	(198,745)
Balance, December 31, 1999	$ -

IWT Pharma Corporation - During fiscal 1999, the Company entered into an agreement to acquire all of the issued and outstanding shares of IWT Pharma Corporation by issuing a total of 4,100,000 shares of common stock. Subsequent to September 30, 1999, the agreement was canceled and as a result, shares previously issued were canceled.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company has entered into certain agreements for consulting services with the President and Director at $2,675 per month and with the majority shareholder at $5,000 per month. Pursuant to the consulting agreements, which have automatic renewal provisions, the Company is committed to paying $7,675 per month until terminated by the Company or the consultants. For the years ended December 31, 2002 and 2001, consulting expenses for these two consultants was $92,100 per year.

NOTE 10 - SUBSEQUENT EVENTS

Common stock -

  The Company raised $50,000 cash and issued 500,000 shares of restricted common stock at $0.10 per share pursuant to a REG S Securities Purchase Agreement dated February 5, 2003. The funds were used partially to satisfy the remaining outstanding liabilities of the Company as of December 31, 2002.

  The Company converted $15,652 of debt incurred for legal services rendered through the issuance of 156,520 shares of common stock at $0.10 per share pursuant to a Form S-8, of which $13,620 was included in accounts payable and accrued expenses at December 31, 2002 and $2,032 represented 2003 fees incurred in connection with the preparation of the S-8 Registration Statement.

Letter of Intent - On January 29, 2003, the Company signed a letter of intent to acquire 100% of a Swiss private company who developed Internet-enabled credit cards. For consideration, the Company will issue 42,000,000 common shares, which will result in a change of control for the Company. This transaction is subject to completion of due diligence and a formal agreement. As of the date of issuance, the transaction has not been consummated.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no changes in or disagreements with its accountants, as to accounting or financial disclosure over the two most recent fiscal years.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name	Age	Position(s) and Office(s)

Nora Coccaro	47	President, Chief Financial Officer and Director

Nora Coccaro was appointed to the Company's Board of Directors on June 28, 1998, and currently serves as our sole director, our president, treasurer and secretary. Ms. Coccaro will serve as a director until the next annual meeting of the Company's shareholders and until such time as a successor is elected and qualified.

Ms. Coccaro attended medical school at the University of Uruguay before becoming involved in the management of public entities. Ms. Coccaro currently serves as the president and sole director of Net Master Consultants, Inc., an Over the Counter Bulletin Board (OTC: BB) company without current operations, as the president and a director of Healthbridge, Inc. an OTC: BB company involved in manufacturing and marketing medical waste sterilization and disposal technologies. Ms. Coccaro has served as a director of Americana Gold & Diamond Holdings, Inc. a NASDAQ Small Cap company without current operations from 1998 until May 1999 and as a director and executive vice-president of Black Swan Gold Mines, a Toronto Senior Listing company with diamond exploration activities in Brazil from 1997 until 1999. During 1996 and 1997, Ms. Coccaro was retained by Homestake Mining Company as a consultant to review mineral title administration procedures, land status and conduct market research in Central America.

Since September 1998 she has also acts as the Consul of Uruguay to Western Canada.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of certain individuals who during the period ended December 31, 2002 were directors, officers, or beneficial owners of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

Nora Coccaro failed to file a Form 4 or Form 5 despite being the president, chief financial officer and the sole director of the Company. The required filings inadvertently were not filed but will be filed as soon as possible.

Shafiq Nazerali failed to file a Form 3 or Form 5 despite being the beneficial owner of in excess of 10% of the Company's common stock. The required filings inadvertently were not filed but will be filed as soon as possible.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

Except as set forth below, no compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the years 2002, 2001, and 2000. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by the Company's current and past officers over the past three years.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options SARs(#)	LTIP payouts ($)	All Other Compensation ($)
Nora Coccaro, President, Chief Financial Officer Director	2002 2001 2000	32,100 32,100 32,100	- - -	- - -	- 10,000* -	- - -	- - -	- - -

* The $10,000 amount shown represents the Company's issuance, on May 15, 2000, of 100,000 (pre-reverse split) restricted shares of the Company's common stock to Ms. Coccaro for services rendered to the Company.

Compensation of Directors

The Company's director is not currently compensated for her service as a director of the Company. Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings.

Board of Directors Committees

The board of directors has not yet established an audit committee or a compensation committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee's responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, we will be required to establish an audit committee.

The board of directors has not yet established a compensation committee.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company's common stock as of March 31, 2003, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of March 31, 2003, there were 3,613,084 shares of common stock issued and outstanding.

Title of Class	Name and Address	Nature of Ownership	Number of Shares	% of Class *
Common	Nora Coccaro, president/director 1177 - 1818 West Hastings Street Vancouver, British Columbia Canada	Legal	10,000	>1.0%
Common
Shafiq Nazerali
General Guisan-Quai 36,
CH-8002 Zurich, Switzerland

Legal
			1,936,192	53.6%
Common
Zmax Capital Corp.
1177-1818 West Hastings St.
Vancouver, British Columbia Canada V6E 2K3

Legal
			241,072	6.7%
Common
Afaires Financieres & CIE AG Bachtholdstrasse 2
8044 Zurick, Switzerland

Legal
			500,000	14%
All executive officers and directors as a group			10,000	<1.0%

* Percentages based on 3,613,084 shares outstanding as of March 24, 2003

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 1st. 1999 the Company entered into a consulting agreement with Ms. Coccaro with an initial one-year term that is renewable without notice. The agreement requires the Company to pay Ms. Coccaro $2,675 a month for her services. The consulting agreement was renewed for a further one-year period on August 1st. 2002.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 32 of this Form 10-KSB, which is incorporated herein by reference.

(b) Reports on Form 8-K. The Company filed the following reports on Form 8-K during the last quarter of the period covered by this Form 10-KSB.

1. The Company reported on October 23, 2002 that the special shareholders meeting scheduled for October 18, 2002 was adjourned until November 14, 2002.

2. The Company reported on December 13, 2002 the actions taken by the shareholders of the Company at the special meeting held on November 14, 2002.

ITEM 14. CONTROLS AND PROCEDURES

The Company's president acts both as the Company's chief executive officer and chief financial officer ("Certifying Officer") and is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officer has concluded (based on his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to slight deficiencies and material weaknesses. Due to the Certifying Officer's dual role as chief executive officer and chief financial officer, the Company has no segregation of duties related to internal controls.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of March 2003.
Jure Holdings, Inc. /s/ Nora Coccaro Nora Coccaro, President, Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Nora Coccaro Nora Coccaro	Director	March 31, 2003

CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Nora Coccaro, president and chief financial officer of Jure Holdings, Inc. certify that:

1. I have reviewed this annual report on Form 10-KSB of Jure Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared; b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) Presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Nora Coccaro
Nora Coccaro, president and chief financial officer

INDEX TO EXHIBITS

EXHIBIT	PAGE
NO.	NO.	DESCRIPTION

3(i)	*	Articles of Incorporation of the Company
3(i)(b)	34	Amended Articles of Incorporation of the Company filed with the State of Florida on November 26, 2002.
3(ii)	*	Bylaws of the Company
10(i)	36	Debt Settlement Agreement with Zmax Capital Corp. dated December 19, 2002.
10(ii)	37	Debt Settlement Agreement with Shafiq Nazerali dated December 19, 2002.
10(iii)	38	Debt Settlement Agreement with Zmax Capital Corp. dated December 19, 2002.
10(iv)	39	Debt Settlement Agreement with Shafiq Nazerali dated December 19, 2002.
99.1	40	Certification Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference from the 10-SB filed with the Securities Exchange Commission on December 30, 1999.