Form 10QSB
period 2003-03-31
JURE HOLDINGS INC
filed 2003-05-14
CIK 1060409

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

   [  ]  Transition  report  under  Section  13 or  15(d)  of the  Securities
         Exchange  Act of 1934  for the  transition  period  from
                      to               .
         ------------    --------------


                        Commission file number: 000-28731


                               JURE HOLDINGS, INC.
                    (Formerly known as "Thor Ventures Corp.")
        (Exact name of small business issuer as specified in its charter)


             Florida                          98-0211356
             -------                          ----------
 (State or other jurisdiction of           (I.R.S. Employer
  incorporation or organization)          Identification No.)



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

                                    Yes X No


The number of outstanding shares of the registrant's common stock, $0.01 par value (the only class of voting stock), as of May 13, 2003 was 4,013,084.



                                TABLE OF CONTENTS

PART I

ITEM 1.  FINANCIAL STATEMENTS....................................................          3

Unaudited Balance Sheet as of March 31, 2003............................................   4

Unaudited Statement of Operations for the three months ended March 31, 2003 and
2002 and the period since Date of Inception to March 31, 2003...........................   5

Unaudited Statements of Changes in Stockholders Equity (Deficit) for the period from Inception to March 31, 2003...........................................................6

Unaudited Statement of Cash Flows for the three months ended March 31, 2003 and
2002 and the period since Date of Inception to March 31,
2003.....................                                                                  8

Notes to Unaudited Financial Statements...................................................10

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION...................................                20

ITEM 3.  CONTROLS AND PROCEDURES..............................................            21


PART II

ITEM 2.  CHANGES IN SECURITIES.....................................................       21

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................              22

SIGNATURES............................................................................... 23

INDEX TO EXHIBITS........................................................................ 24

















PART I

ITEM 1.  FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Jure Holdings, Inc. (formerly known as "Thor Ventures Corp.), a Florida corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.













































                               JURE HOLDINGS, INC.
                     (formerly known as THOR VENTURES CORP.)
                          (A Development Stage Company)

                                  BALANCE SHEET
                                 MARCH 31, 2003
                                   (Unaudited)

ASSETS
Current assets
   Cash and cash equivalents                                                 $     212
   Prepaid expenses (Note 6)                                                     1,173
   Other advances (Note 6)                                                      10,322
                                                                     -----------------
                                                                     -----------------
Total current assets                                                            11,707

Fixed assets, net (Note 3)                                                         707
                                                                     -----------------
                                                                     -----------------

Total Assets                                                                $   12,414
                                                                     =================
                                                                     =================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
   Accounts payable and accrued liabilities (Note 2, 6)                     $   12,062
                                                                     -----------------
                                                                     -----------------
Total current liabilities                                                       12,062
                                                                     -----------------
                                                                     -----------------

Commitments and contingencies (Note 9)

Stockholders' Equity
   Preferred stock:  $0.01 par value, authorized:  500,000
     issued and outstanding:  None                                                None
   Common stock:  $0.01 par value, authorized shares:  200,000,000;
    issued and outstanding:  3,613,084; allotted: 4,000                         36,171
   Additional paid-in capital                                                2,374,853
   Deficit accumulated during the development stage                        (2,410,672)
                                                                     -----------------
                                                                     -----------------
   Total stockholders' equity                                                      352
                                                                     -----------------
                                                                     -----------------
Total Liabilities and Stockholders' Equity                                  $   12,414
                                                                     =================










                 The accompanying notes are an integral part of
                          these financial statements.




                               JURE HOLDINGS, INC.
                     (formerly known as THOR VENTURES CORP.)
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002, AND FOR THE
          PERIOD FROM INCEPTION (SEPTEMBER 12, 1989) TO MARCH 31, 2003
                                   (Unaudited)
                                                                         Three months     Three months      Inception to
                                                                            ended            ended
                                                                           March 31         March 31          March 31
                                                                             2003             2002              2003
                                                                       ----------------------------------------------------
                                                                       ----------------------------------------------------

Revenues                                                                       $      -         $      -          $       -

General and Administrative Expenses
   Accounting and legal fees                                                      5,088            8,270            213,965
   Bank charges                                                                     282              243             58,629
   Consulting fees                                                               23,025           23,055            893,543
   Management fees                                                                    -                -             16,179
   Office expense                                                                 3,327            1,498             40,513
   Rental expense                                                                 3,000            6,420             99,531
   Transfer agent and filing fees                                                 1,265              500             25,384
   Travel and entertainment                                                      18,685                -            100,111
                                                                       ----------------------------------------------------
                                                                       ----------------------------------------------------
Total General and Administrative Expenses                                        54,672           39,986          1,447,855
                                                                       ----------------------------------------------------
                                                                       ----------------------------------------------------

Operating Loss                                                                 (54,672)         (39,986)        (1,447,855)

Other Income (Expense)
   Bad debt expense (Note 7)                                                          -                -           (25,000)
   Interest expense                                                               (195)          (1,764)           (13,099)
   Write-down of investment (Note 8)                                                  -                -        (1,568,149)
   Equity loss in investment (Note 8)                                                 -                -           (44,107)
                                                                       ----------------------------------------------------
                                                                       ----------------------------------------------------
Total Other Expense                                                               (195)          (1,764)        (1,650,355)
                                                                       ----------------------------------------------------
                                                                       ----------------------------------------------------

Loss before extraordinary item and provision for income taxes                  (54,867)         (41,750)        (3,098,210)

Provision for income taxes (Note 4)                                                   -                -                  -

Extraordinary Item
   Gain on settlement of debt (Note 8)                                                -                -            687,538
                                                                       ----------------------------------------------------

Net Loss                                                                    $  (54,867)      $  (41,750)      $ (2,410,672)
                                                                       ====================================================
                                                                       ====================================================

Basic and diluted loss per common share before extraordinary item               $(0.02)      $    (0.05)        $    (8.94)
Extraordinary item                                                                    -                -              1. 98
                                                                       ----------------------------------------------------
                                                                       ----------------------------------------------------
Basic and diluted loss per common share                                     $    (0.02)      $    (0.05)        $    (6.96)
                                                                       ====================================================
                                                                       ====================================================

Weighted average number of common shares outstanding                          3,209,983          782,300            346,416
                                                                       ====================================================
                 The accompanying notes are an integral part of
                          these financial statements.




                               JURE HOLDINGS, INC.
                     (formerly known as THOR VENTURES CORP.)
                          (A Development Stage Company)

            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (A DEFICIT)
                                 FOR THE PERIOD FROM INCEPTION (SEPTEMBER 12, 1989) TO MARCH 31, 2003
                                   (Unaudited)
                                                 Preferred  Common Stock  Common Stock    Additional       Deficit         Total
                                                                                                         Accumulated
                                                                                                          During the
                                                                                                     Development
                                                   Stock   Shares        Amount     Paid-in Capital     Stage
                                                 --------------------------------------------------------------------------------
                                                 --------------------------------------------------------------------------------
Balance, December 31, 1995, 1996, and 1997           -        100,000     $   1,000        $      -     $  (1,000)             $
                                                                                                                               -
Common stock issued for debt and cash at $2.50       -        352,500         3,525         877,725              -       881,250
    per share, April 29, 1998
Net loss                                             -                            -                    (1,695,824)   (1,695,824)
                                                                    -                             -
                                                 --------------------------------------------------------------------------------
                                                 --------------------------------------------------------------------------------
Balance, December 31, 1998                           -        452,500         4,525         877,725    (1,696,824)     (814,574)
Common stock issued for cash at $1.00 per            -        118,000         1,180         116,820              -       118,000
    share, March 26, 1999
Common stock issued for exchange of all issued       -        400,000         4,000       3,496,000            - -     3,500,000
    shares of IWT Pharma Corp.
Finders fee                                          -         10,000           100           (100)              -             -
Common stock issued for debt at $10.00 per           -          7,300            73          72,927              -        73,000
    share, September 14, 1999
Cancellation of common stock                         -      (410,000)       (4,100)     (3,495,900)              -   (3,500,000)
Common stock issued for debt at $9.90 per            -         13,900           139         138,581              -       138,720
    share, October 26, 1999
Net income                                           -                            -                        407,864       407,864
                                                                    -                             -
                                                 --------------------------------------------------------------------------------
                                                 --------------------------------------------------------------------------------
Balance, December 31, 1999                           -        591,700         5,917       1,206,053    (1,288,960)      (76,990)
Common stock issued for services at $1.00 per        -         10,000           100           9,900              -        10,000
    share, May 15, 2000
Common stock issued for loans payable at $3.00       -         24,300           243          72,657              -        72,900
    per share, August 21, 2000
Common stock issued for services at $3.00 per
    share, October 15, November 15, December          -        15,000           150          44,850              -        45,000
    15, 2000 (5,000 each date)
Net loss                                             -                            -                      (508,966)     (508,966)
                                                                    -                             -
                                                 --------------------------------------------------------------------------------
                                                 --------------------------------------------------------------------------------
Balance, December 31, 2000                           -        641,000         6,410       1,333,460    (1,797,926)     (458,056)
Common stock issued for debt at $5.00 per            -         25,400           254         126,746              -       127,000
    share, January 11, 2001
Common stock issued for accounts payable at          -         20,000           200         199,800              -       200,000
    $10.00 per share, January 14, 2001
Common stock issued for accounts payable at          -         12,400           124          37,076              -        37,200
    $3.00 per share, March 27, 2001
Warrants exercised and shares issued for loans       -         36,000           360         107,640              -       108,000
    payable at $3.00 per share, May 1, 2001
Common stock issued for accounts payable at          -          7,500            75          44,925              -        45,000
    $6.00 per share, July 3, 2001
Common stock issued for services at $5.00 per        -         40,000           400         199,600              -       200,000
    share, August 3, 2001
Net loss                                             -                            -                      (387,564)     (387,564)
                                                                    -                             -
                                                 --------------------------------------------------------------------------------
                                                 --------------------------------------------------------------------------------
Balance, December 31, 2001                           -        782,300         7,823       2,049,247    (2,185,490)     (128,420)

                 The accompanying notes are an integral part of
                          these financial statements.





                               JURE HOLDINGS, INC.
                     (formerly known as THOR VENTURES CORP.)
                          (A Development Stage Company)

            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (A DEFICIT)
                                 FOR THE PERIOD FROM INCEPTION (SEPTEMBER 12, 1989) TO MARCH 31, 2003
                                   (Unaudited)

                                                                                                           Deficit
                                                                                                         Accumulated
                                                                                                          During the
                                                 Preferred  Common Stock  Common Stock    Additional     Development
                                                   Stock       Shares        Amount     Paid-in Capital     Stage          Total
                                                 -------------------------------------------------------------------------------
                                                 -------------------------------------------------------------------------------
Common stock issued for loans and accrued             -    1,354,577        13,546         121,912              -       135,458
    interest debt at $0.10 per share, December
    20, 2002
Shares issued for accounts payable at $0.15 per      -       740,000         7,400         103,600              -       111,000
    share, December 20, 2002
Shares issued for accounts payable at $0.50 per      -        83,687           837          41,007              -        41,844
    share, December 20, 2002
Net loss                                                                                                (170,315)     (170,315)
                                                 -------------------------------------------------------------------------------
                                                 -------------------------------------------------------------------------------
Balance December 31, 2002                            -     2,960,564        29,606       2,315,766    (2,355,805)      (10,433)

Shares issued for debt at $0.10 per share,           -       152,520         1,525          13,727              -        15,252
February 21, 2003
Shares allotted for debt at $0.10 per share,         -         4,000            40             360              -           400
February 21, 2003
Shares issued for cash at $0.10 per share,           -       500,000         5,000          45,000              -        50,000
February 26, 2003
Net loss                                             -             -             -               -       (54,867)      (54,867)

                                                 -------------------------------------------------------------------------------
                                                 -------------------------------------------------------------------------------
Balance, March 31, 2003                              -     3,617,084    $   36,171     $ 2,374,853   $(2,410,672)      $    352
                                                 ===============================================================================




















                              The accompanying notes are an integral part of
these financial statements.




                               JURE HOLDINGS, INC.
                     (formerly known as THOR VENTURES CORP.)
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002, AND FOR THE
          PERIOD FROM INCEPTION (SEPTEMBER 12, 1989) TO MARCH 31, 2003
                                   (Unaudited)

                                                                        Three months     Three months     Inception to
                                                                           ended            ended
                                                                         March 31,         March 31
                                                                            2003             2002        March 31, 2003
                                                                      ----------------------------------------------------
                                                                      ----------------------------------------------------
Cash Flows From Operating Activities
   Net loss                                                                 $ (54,867)      $  (41,750)     $ (2,410,672)
   Adjustments to reconcile net loss to net
         cash                      used in operating activities
      Common stock issued for services rendered                                  2,032                -           258,032
      Depreciation                                                                  85               85             1,956
      Write-off of advance for business acquisition                                  -                -            25,000
      Write-down of investment                                                       -                -         1,568,149
      Equity loss on investment                                                      -                -            44,107
      Gain on settlement of debt                                                     -                -         (687,538)
   Changes in assets and liabilities
     (Increase) decrease in prepaid expenses                                    21,268              313            20,095
     (Increase) decrease in other advances                                     (2,675)          (1,264)          (10,322)
      Increase (decrease) in accounts payable and accrued                     (15,661)           17,460           567,467
         liabilities
      Increase (decrease) in accrued interest payable                                -            1,514            63,910
                                                                      ----------------------------------------------------
                                                                      ----------------------------------------------------
   Total Adjustments                                                             5,049           18,108         1,850,856
                                                                      ----------------------------------------------------
                                                                      ----------------------------------------------------
Net cash flows used in operating activities                                   (49,818)         (23,642)         (559,816)

Cash Flows From Investing Activities
   Advance for business acquisition                                                  -                -          (25,000)
   Purchase of fixed assets                                                          -                -           (2,663)
                                                                      ----------------------------------------------------
                                                                      ----------------------------------------------------
Net cash flows used in investing activities                                          -                -          (27,663)
                                                                      ----------------------------------------------------
                                                                      ----------------------------------------------------

Cash Flows From Financing Activities
   Proceeds from sale of common stock                                           50,000                -           193,000
   Proceeds from loans payable                                                       -           23,000           444,482
   Repayments of promissory notes                                                    -                -          (49,791)
                                                                      ----------------------------------------------------
                                                                      ----------------------------------------------------
Net cash flows provided by financing activities                                 50,000           23,000           587,691
                                                                      ----------------------------------------------------
                                                                      ----------------------------------------------------

Increase (decrease) in cash and cash equivalents                                   182            (642)               212
Cash and cash equivalents, beginning of period                                      30            7,345                 -
                                                                      ----------------------------------------------------
                                                                      ----------------------------------------------------
Cash and cash equivalents, end of period                                     $     212                $         $     212
                                                                                                  6,703
                                                                      ====================================================
                                                                      ====================================================

Supplemental Information:
Cash paid for interest and income taxes:                              $                        $      -         $       -
                                                                      -
                 The accompanying notes are an integral part of
                          these financial statements.




                               JURE HOLDINGS INC.
                     (formerly known as THOR VENTURES CORP.)
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002, AND FOR THE
          PERIOD FROM INCEPTION (SEPTEMBER 12, 1989) TO MARCH 31, 2003
                                   (Unaudited)

                                                                                                             Deficit
                                                                         Three months        Three         Accumulated
                                                                      ended March 31,    months ended      During the
                                                                            2003        March 31, 2002  Development Stage
                                                                      ----------------------------------------------------
                                                                      ----------------------------------------------------
Supplemental Noncash Investing and Financing Activities:
   Common Stock Issued For Services Rendered                          $                        $      - $
                                                                      2,032                             258,032
                                                                      ====================================================
                                                                      ====================================================
   Conversion of Accounts Payable to Equity                                   $      -         $      - $
                                                                                                        435,044
                                                                      ====================================================
                                                                      ====================================================
   Conversion of Loans Payable and Accrued Interest to Equity                 $      -         $      - $
                                                                                                        516,358
                                                                      ====================================================
                                                                      ====================================================
   Acquisition of Common Stock of Job Through
         a                        Promissory Note to Stamford,
         including the Acquisition of Stamford's Debt to Four         $                $                $
         Creditors                                                    -                -                856,250
                                                                      ====================================================
                                                                      ====================================================
   Common Stock Issued in Exchange for Settlement of Debt                   $   13,620 $                $
                                                                                       -                869,870
                                                                      ====================================================
                                                                      ====================================================

   Exercise of 650,000 Share Purchase Warrants of                     $                $                $
         Job                 Through Accounts Payable                 -                -                72,198
                                                                      ====================================================
                                                                      ====================================================
   Write-off of Advance for Business Acquisition                      $                $                $
                                                                      -                -                25,000
                                                                      ====================================================
                                                                      ====================================================
   Write-off of Investment                                            $                $                $
                                                                      -                -                1,568,149
                                                                      ====================================================
                                                                      ====================================================
   Equity Loss on Investment                                          $                $                $
                                                                      -                -                44,107
                                                                      ====================================================
                                                                      ====================================================
   Gain on Settlement of Debt                                         $                $                $
                                                                      -                -                687,538
                                                                      ====================================================





















                 The accompanying notes are an integral part of
                          these financial statements.




                               JURE HOLDINGS, INC.
                     (formerly known as THOR VENTURES CORP.)
                          (A Development Stage Company)


                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations.

Organization. Jure Holdings, Inc. (formerly Thor Ventures Corp.) (the Company) was incorporated on September 12, 1989, under the laws of the State of Florida with an authorized capital of 500,000 shares of $0.01 par value preferred stock and 200,000,000 shares of $0.01 par value common stock.

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

On February 21, 2003, the Company issued 152,520 and allotted 4,000 common shares at $0.10 per share. Out of the total shares issued and allotted, 136,200 common shares were issued in settlement of debt of $13,620 and 20,320 shares were issued/allotted for the current period legal services in the amount of $2,032.

On February 26, 2003, the Company issued 500,000 shares of common stock at $0.10 per share for cash totaling $50,000.

Nature of operations. The Company is a development stage company, as defined in Financial Accounting Standards Board No. 7. (See Note 2.)

Summary of Significant Accounting Policies.

Fiscal Periods - The Company's fiscal year ends on December 31st.

 Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. These estimates and assumptions are based on the Company's historical results as well as management's future expectations. The Company's actual results could vary materially from management's estimates and assumptions. Interim Financial Information - The interim financial information for the three-month period ended March 31, 2003 is unaudited. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair representation of the results of the interim period. The results of operations for the three-month period ended March
31, 2003 are not necessarily indicative of the results for the entire year.

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

To meet these objectives, the Company successfully converted outstanding debt of $288,301 representing loans and other liabilities, to equity on December 20, 2002, and additionally converted $15,652 of debt during 2003 representing
$13,620 of outstanding liabilities at December 31, 2002, and the balance representing 2003 fees incurred for legal services rendered pursuant to a Form
S-8 Registration Statement. Further, pursuant to a REG S Securities Purchase
Agreement dated February 5, 2003, the Company was able to raise $50,000 cash through the issuance of 500,000 shares of common stock at $0.10 per share, which was partially used to further reduce substantially all of the remaining outstanding liabilities as of December 31, 2002. The Company is also in the process of acquiring OpenLimit Holdings AG, a Swiss developer of internet enabled credit cards (see Note 10). Management believes that actions presently taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company's future ability to achieve these objectives cannot be determined at this time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and should not be regarded as typical for normal operating periods.

NOTE 3 - FIXED ASSETS

Fixed assets consist of computer equipment stated at cost, or $2,663.
Accumulated depreciation was $1,956 and depreciation expense charged to operations during the first quarter of fiscal 2003 and 2002, and for the period from September 12, 1989 (inception) through March 31, 2002, was $85, $85, and
$1,956, respectively.











NOTE 4 - INCOME TAXES

There is no current or deferred tax expense for the three months ended March 31, 2003 and 2002 due to the Company's loss position. The benefits of timing differences have not been previously recorded. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising deferred tax assets is a result of net operating loss carry-forwards, capital loss carry-forwards, and start-up costs reserved against a full valuation allowance.

As at March 31, 2003, the income tax effect of temporary differences utilizing a 34% statutory federal income tax rate comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheet is a result of the following:

Deferred Taxes
NOL Carry-forwards                                                                        $          20,768
Start-Up Costs                                                                                      481,256
Capital Loss Carry-forwards                                                                         314,404
                                                                                                    -------
Total Deferred Tax Assets                                                                           816,428
Valuation Allowance                                                                                (816,428)
                                                                                             -----------------
                                                                                             -----------------
Net Deferred Tax Assets                                                                   $               -
                                                                                             -----------------

The Company has available net operating loss carry-forwards of approximately
$61,000 that expire through 2022 and capital loss carry-forwards of approximately $925,000 that expire in 2004 available for tax purposes to offset future taxable income. Amortization of start-up costs is over a period of sixty months available in the first year the Company has sales. Pursuant to the Tax
Reform Act of 1986, annual utilization of the Company's net operating loss carry-forwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

Consulting fees - For the three months ended March 31, 2003 and 2002, the Company paid consulting fees of $8,025 to the Director and Officer of the Company, and $15,000 to the Company's majority shareholder. (See Note 9).

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

Rent Expense - The Company rents office space from a shareholder on a monthly basis at $1,000 per month ($2,140 per month until December 31, 2002). Total rent expense charged to operations during the three months ended March 31, 2003 was $3,000 (March 31, 2002 - $6,420).

Other Advances - Consist of amounts due from companies with a director and officer in common. They are non-interest bearing and without specific terms of repayment.

Prepaid Expenses - Include $1,173 of consulting fees paid in advance to a director and officer of the company.

Accounts Payable and Accrued Liabilities - Include $1,667 owing to a majority shareholder and a company controlled by the majority shareholder of the Company.

NOTE 7 - BAD DEBT EXPENSE

Included in operations for the period from September 12, 1989 (inception) to March 31, 2003, is a bad debt expense of $25,000 representing an advance to an unrelated company while it tried to finalize the terms of a business acquisition agreement. The negotiation was terminated in December 2000 and management determined there was no likelihood of recovery of the advance.
NOTE 8 - INVESTMENTS

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

Equity investment                                                      $ 1,738,803
Exercise of share purchase warrants                                         72,198
Equity loss in investment                                                  (44,107)
Write-down of investment
                                                                        (1,568,149)
Balance, December 31, 1998                                                 198,745
Shares exchanged to settle debt                                           (198,745)
                                                               -------    --------
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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company has entered into certain agreements for consulting services with the President and Director at $2,675 per month and with the majority shareholder at $5,000 per month. Pursuant to the consulting agreements, which have automatic renewal provisions, the Company is committed to paying $7,675 per month until terminated by the Company or the consultants. For the three months ended March
31, 2003 and 2002, consulting expenses for these two consultants was $23,025.

NOTE 10 - SUBSEQUENT EVENTS

On April 11, 2003 the Company entered into a Stock Exchange Agreement
("Agreement") with OpenLimit Holding AG ("OpenLimit"), a Swiss corporation, wherein the Company agreed to issue to the shareholders of OpenLimit 42,000,000 shares in exchange for the 4,200,000 shares that constitute all the issued and outstanding shares of OpenLimit. OpenLimit wholly owns OpenLimit Access
Marketing AG, a Swiss corporation, Bonneville Group AG, a Swiss corporation, and
SignCubes GmBH, a German corporation. The parties closed the Agreement on April
25, 2003 with the acquisition of OpenLimit.

OpenLimit is a leading Swiss developer of internet enabled credit cards
(Smartcards) that are sold as part of a package to internet users through a specialized network marketing program that directs customers to an OpenLimit internet portal where subscribers can purchase goods and services. The OpenLimit package consists of an internet credit card (OpenLimit Card) with an integrated chip that utilizes a digital signature, the OpenLimit card reader and the OpenLimit SignCubes software. Each OpenLimit subscriber receives an immediate credit line, starting at $200 up to $1,000 depending on the credit evaluation of the individual. Once a credit limit has been established, each subscriber is granted access to the OpenLimit Tower, where customers can transact purchases on the internet at preferred rates with the security that comes from using digital signatures. Existing credit cards do not offer this functionality or security on the internet.

Since the former owners of OpenLimit end up with control of the Company the transaction would normally be considered a purchase by OpenLimit, however, since the Company is not a business the transaction is not a business combination.
Instead, the transaction is accounted for as a recapitalization of OpenLimit and the issuance of stock by OpenLimit (represented by the outstanding shares of the Company) for the assets and liabilities of the company. The value of the net assets of the Company is the same as their historical book value.

The Company intends to change its name to "OpenLimit, Inc." to reflect its business focus as soon as is practicable pursuant to Securities and Exchange
Commission rules and regulations.




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

Plan of Operation

On April 11, 2003 the Company entered into a Stock Exchange Agreement
("Agreement") with OpenLimit Holding AG ("OpenLimit"), a Swiss corporation, wherein the Company agreed to issue to the shareholders of OpenLimit 42,000,000 shares in exchange for the 4,200,000 shares that constitute all the issued and outstanding shares of OpenLimit. OpenLimit wholly owns OpenLimit Access
Marketing AG, a Swiss corporation, Bonneville Group AG, a Swiss corporation, and
SignCubes GmBH, a German corporation. The parties closed the Agreement on April
25, 2003 with the acquisition of OpenLimit.

OpenLimit is a leading Swiss developer of internet enabled credit cards
(Smartcards) that are sold as part of a package to internet users through a specialized network marketing program that directs customers to an OpenLimit internet portal where subscribers can purchase goods and services. The OpenLimit package consists of an internet credit card (OpenLimit Card) with an integrated chip that utilizes a digital signature, the OpenLimit card reader and the OpenLimit SignCubes software. Each OpenLimit subscriber receives an immediate credit line, starting at $200 up to $1,000 depending on the credit evaluation of the individual. Once a credit limit has been established, each subscriber is granted access to the OpenLimit Tower, where customers can transact purchases on the internet at preferred rates with the security that comes from using digital signatures. Existing credit cards do not offer this functionality or security on the internet.

The Company is currently building its network marketing program through a series of meetings in Switzerland, Germany and Austria, open to marketing professionals and amateurs, interested in participating in the multi-level business opportunity offered by the Company. Management expects to launch its internet enabled credit cards through its network marketing advisors in July of 2003.

The Company intends to raise up to $5,000,000 through a private placement of common stock to be offered in Europe at a price of $1.25 per share as a mechanism to fund costs over the next 12 months associated with general and administrative expenses, software development and the start of its network marketing program.

The Company intends to change its name to "OpenLimit, Inc." to reflect its business focus as soon as is practicable pursuant to Securities and Exchange
Commission rules and regulations.




ITEM 3.  CONTROLS AND PROCEDURES

The Company's chief executive officer and chief financial officer ("Certifying
Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have concluded (based on his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to slight deficiencies and material weaknesses.

PART II

ITEM 2.  CHANGES IN SECURITIES

On February 26, 2003 the Company sold 500,000 shares of common stock to the Affaires Financieres S.A., at $0.10 a share for a total of $50,000 pursuant to the terms of a subscription agreement, relying on exemptions provided by Regulation S and Section 4(2) of the Securities Act of 1933 ("Securities Act"), as amended.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock for cash; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

Regulation S provides generally that any offer or sale that occurs outside of the United States is exempt from the registration requirements of the Securities
Act, provided that certain conditions are met. Regulation S has two safe harbors. One safe harbor applies to offers and sales by issuers, securities professionals involved in the distribution process pursuant to contract, their respective affiliates, and persons acting on behalf of any of the foregoing (the
"issuer safe harbor"), and the other applies to resales by persons other than the issuer, securities professionals involved in the distribution process pursuant to contract, their respective affiliates (except certain officers and directors), and persons acting on behalf of any of the forgoing (the "resale safe harbor"). An offer, sale or resale of securities that satisfied all conditions of the applicable safe harbor is deemed to be outside the United
States as required by Regulation S. The distribution compliance period for shares sold in reliance on Regulation S is one year.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to buyers who were outside the United States at the time the buy orders originated, and ensuring that each person is a non-U.S. person with an address in a foreign country.

On April 18, 2003, the Company authorized the issuance of 400,000 shares of common stock to Sutton Park International, Ltd. valued at $0.30 a share pursuant to the terms of a consulting agreement, relying on exemptions provided by Regulation S and Section 4(2) of the Securities Act of 1933 ("Securities Act"), as amended.




The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock for cash; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having no directed offering efforts made in the United States, by offering only to a recipient who was outside the United States at the time the consulting agreement was executed, and ensuring that the entity was a non-U.S. person with an address in a foreign country.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 24 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.































                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 13th day of May, 2003.




JURE HOLDINGS, INC.



/s/ Henry Dattler
Henry Dattler
President, Chief Executive Officer, and Director


/s/ Josef Mettler
Josef Mettler
Chief Financial Officer and Director






























                                INDEX TO EXHIBITS

EXHIBIT  PAGE
NO. NO. DESCRIPTION

3(i)(a)                   *         Articles of Incorporation of the Company

3(i)(b)                  **         Amended Articles of Incorporation of the Company

3(ii)                     *         Bylaws of the Company

10(i)                   ***         Stock Exchange Agreement dated April 25, 2003 between the Company and OpenLimit Holding AG.

10(ii)                   **         Debt Settlement Agreement dated December 19, 2002 between the Company and Zmax Capital Corp.

10(iii)                  **         Debt Settlement Agreement dated December 19, 2002 between the Company and Shafiq Nazerali.

10(iv)                   **         Debt Settlement Agreement dated December 19, 2002 between the Company and Zmax Capital Corp.

10(v)                    **         Debt Settlement Agreement dated December 19, 2002 between the Company and Shafiq Nazerali.

10(vi)                   25         Subscription Agreement dated April 18, 2003 between the Company and Affaires Financieres S.A.

99.1                     33         Certification Pursuant to 18 U.S.C. Section 1350, Section 906 of
                                    the Sarbanes-Oxley Act of 2002


* Incorporated by reference from the 10-SB filed with the Securities Exchange
Commission on December 30, 1999. ** Incorporated by reference from the 10-KSB filed with the Securities and Exchange Commission on April 9, 2003 ***
Incorporated by reference with the 8-K filed with the Securities and Exchange
Commission on May 5, 2003

















EXHIBIT 10(vi)

THESE SECURITIES HAVE NOT BEEN REGISTERED WITH THE UNITED STATES SECURITIES AND
EXCHANGE COMMISSION OR THE SECURITIES COMMISSION OF ANY STATE BECAUSE THEY ARE
BELIEVED TO BE EXEMPT FROM REGISTRATION UNDER REGULATION "S" PROMULGATED UNDER
THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"). THESE SECURITIES MAY NOT BE
OFFERED OR SOLD IN THE UNITED STATES OR TO U.S. PERSONS (OTHER THAN
DISTRIBUTORS) UNLESS THE SECURITIES ARE REGISTERED UNDER THE ACT, OR AN
EXEMPTION FROM SUCH REGISTRATION REQUIREMENTS IS AVAILABLE. HEDGING TRANSACTIONS
INVOLVING THESE SECURITIES MAY NOT BE CONDUCTED UNLESS IN COMPLIANCE WITH THE
ACT. THIS SUBSCRIPTION AGREEMENT SHALL NOT CONSTITUTE AN OFFER TO SELL NOR A
SOLICITATION OF AN OFFER TO BUY THE SECURITIES IN ANY JURISDICTION IN WHICH SUCH
OFFER OR SOLICITATION WOULD BE UNLAWFUL.

                     OFFSHORE SECURITIES PURCHASE AGREEMENT

This Offshore Securities Purchase Agreement (the "Agreement") is executed in reliance on transaction exemption from registration afforded by Regulation S
("Regulation S") as promulgated by the U.S. Securities and Exchange Commission
("SEC"), under the Securities Act of 1933, as amended ("the Act").

This Agreement has been executed by the undersigned purchaser in connection with the sale, at a price of Ten Cents (US$0.10) per share, of Five Hundred Thousand
(500,000) shares of the $.01 par value common stock of
                               JURE HOLDINGS, INC.
                        1818 - 1177 West Hastings Street
                         Vancouver, B.C. Canada V6E 2K3

a corporation organized under the laws of the State of Florida, United States of America (the "Company").

         The undersigned,

         Affaires Financieres S.A.
         c/o Dr. Curti
         Bachtholdstrasse2
         CH-8044 Zurich
         Switzerland
(hereinafter referred to as the "Subscriber"), in order to induce the Company to enter into the transaction contemplated hereby, and acknowledging that the Company will rely thereon, represents, warrants and agrees as follows:

1.       Agreement for Purchase and Sale; Purchase Price. (a) The Subscriber
         hereby agrees to purchase, and the Company hereby agrees to sell to
         Subscriber, Five Hundred Thousand ( 500,000) shares of the Company's
         $.01 par value common stock (the "Shares"), at a purchase price of Ten
         Cents (US$0.10) per share for US $50,000 ("Purchase Price"). The closing of the transactions contemplated hereby (the "Closing") shall be deemed to occur when both Subscriber and Company have executed this
         Agreement. Subscriber shall pay the Purchase Price to Company as soon as reasonably possible subsequent to the execution of this Agreement.
         Company shall issue the Shares to Subscriber upon receipt of the
         Purchase Price, or as soon thereafter as reasonably possible.
2.       Subscriber Representations; Access to Information; Independent Investigation

         (a) Offshore Transaction. Subscriber represents and warrants to the Company that:

                  (i) Subscriber is not a "U.S. person" as that term is defined in Rule 902 of Regulation S, and is not acquiring the securities for the account or benefit of any U.S. person;

                  (ii) Subscriber is not, and on the Closing Date will not be, an affiliate of the Company;

                  (iii) At the time the buy order is/was originated, on the date this Agreement was executed and delivered, and on the Closing
                  Date, Subscriber was outside the United States; no offer to purchase the Shares was made in the United States; and the transactions contemplated hereby have not been and will not be pre-arranged by the Subscriber with a purchaser located in the United States or who is a U.S. person;

                  (iv) All offers or sales of the Shares made before the expiration of the one-year "distribution compliance period"
                  (which begins on the date of the final closing of the offering of the Shares and ending 365 days thereafter) shall not be made to a U.S. person or for the account or benefit of a U.S.
                  person (other than a distributor) unless the Shares are registered under the Act or a valid exemption can be relied upon under both the appropriate U.S. state or federal securities laws;

                  (v) Subscriber represents and warrants and hereby agrees that Subscriber will resell the Shares only in accordance with the provisions Regulation S, pursuant to registration under the Act, or pursuant to an available exemption from registration, and Subscriber shall not engage in hedging transactions with regard to the Shares unless in compliance with the Act;

                  (vi) Subscriber is not an underwriter or dealer of the Shares;
                  and is not a distributor or participating, pursuant to contractual agreement, in the distribution of the Shares;

                  (viii) Each distributor participating in offering the Shares, if any, has agreed in writing that all offers and sales of the Shares prior to the expiration of the "distribution compliance period" shall only be made in compliance with the safe harbor contained in rules 903 or 904 of Regulation S, pursuant to registration of the Shares under the Act, or pursuant to an exemption from registration; and each distributor has further agreed in writing not to engage in hedging transactions regarding the Shares unless in compliance with the Act;

                  (ix) Subscriber has been informed and understands that the Shares are subject to certain offering restrictions, which include the following: (A) the Shares are deemed to be "restricted securities" within the meaning of Rule 144 under the Act; and (B) that the certificates evidencing ownership of the Shares will bear a restrictive legend;

                  (x) All offering documents received by Subscriber include statements to the effect that the Shares have not been registered under the Act and may not be offered or sold in the United States or to U.S. persons (other than distributors as defined in Regulation S) during the "distribution compliance period" unless the Shares are registered under the Act or an exemption from the registration requirements is available;





                  (xi) Subscriber acknowledges that receipt of the Shares as a purchase involves a high degree of risk and further acknowledges that it can bear the economic risk of the purchase of the Shares, including the total loss of its investment;

                  (xii) Subscriber understands that the Shares are being offered and issued in reliance on specific exemptions from the registration requirements of federal and state securities laws and that the Company is relying on the truth and accuracy of the representations, warranties, and agreements of Subscriber set forth herein in order to determine the applicability of such exemptions and the suitability of Subscriber to acquire the Shares;

                  (xiii) Subscriber is sufficiently experienced in financial and business matters to be capable of evaluating the merits and risks of receiving the Shares, and to make an informed decision relating thereto;

                  (xiv) In evaluating its investment, Subscriber has consulted its own investment and/or legal and/or tax advisors;

                  (xv) Subscriber understands that in the SEC's view, the statutory basis for the exemption claimed for this transaction would not be available if the offering, though in technical compliance with Regulation S, is part of a plan or scheme to evade the registration provisions of the Act; and Subscriber confirms that its purchase is not part of any such plan or scheme. Subscriber is acquiring the Shares for investment purposes and has no present intention to sell the Shares in the United States or to a U.S. person or for the account or benefit of a U.S. person either now or promptly after the expiration of the "distribution compliance period."

The foregoing representations and warranties are true and correct as of the date hereof, as well as of the date the Company accepts this Agreement, and shall survive thereafter.

                                (b) Beneficial Owner. Subscriber is purchasing
              stock for its own account or for the account of beneficiaries for whom Subscriber has full investment discretion with respect to stock and whom Subscriber has full authority to bind, so that each such beneficiary is bound hereby as if such beneficiary were a direct Subscriber hereunder and all representations, warranties and agreements herein were made directly by such beneficiary.

                                (c) Directed Selling Efforts. Subscriber has
              not, and will not, engage in any activity for the purpose of, or that could reasonably be expected to have the effect of, conditioning the market in the United States for any of the securities sold hereunder. To the best knowledge of the Subscriber, neither the Company nor any person acting for the Company has conducted any "directed selling efforts" as that term is defined in Rule 902 of Regulation S. Such activities include placing an advertisement in a publication "with a general circulation in the United States" that refers to the offering of the Shares described in this Agreement.

           (d) Independent Investigation. Subscriber, in electing to subscribe for stock hereunder, has relied solely upon the representations and warranties of the Company set forth in this Agreement and on independent investigation made by it and its representatives, if any. Subscriber has been given no oral or written representation or assurance from the Company or any representation of the Company other than as set forth in this Agreement or in a document executed by a duly authorized representative of the Company making reference to this Agreement. Subscriber has received answers and information in response to its investigation that it deems to be complete and satisfactory.
                                (e) No Government Recommendation or Approval.
              Subscriber understands that no United States federal or state agency, or similar agency of any other country, has passed upon or made any recommendation or endorsement of the Company, this transaction or the purchase of the Shares.

                                (f) No Formation or Membership in "Group."
              Subscriber is not part of a "group" as that term is defined under the Act. Subscriber is not, and does not intend to become, included with two or more persons acting as a partnership, syndicate, or other group for the purpose of acquiring, holding or disposing of securities of the Company.

3.       The Company Represents Covenants and Warrants the following:

     (a) Reporting Status and Stage of the Company. The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Florida and is duly qualified as a foreign corporation in all jurisdictions in which the failure to so qualify would have a material adverse effect on the Company and its subsidiaries taken as a whole. (i) The Company is subject to the reporting requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended; (ii) The Company is not an investment company subject to reporting requirements the Investment Company Act of 1940.

                     (b) Concerning the Stock. The issuance, sale and delivery
              of the Shares are within the Company's corporate powers and have been duly authorized by all required corporate action on the part of the Company and its stockholders. When such Shares are issued, sold and delivered in accordance with the terms hereof for the consideration expressed herein, such securities will be duly and validly issued, fully paid and non-assessable. There are no preemptive rights of any shareholders of the Company.

     (c) Offshore Transaction. The Company has not offered or sold the Shares to any person in the United States, or, to the best knowledge of the Company, to any identifiable groups of U.S.
              citizens abroad, or to any U.S. person as that term is defined in Regulation S, nor has the Company offered or sold the Shares for the account or benefit of any U.S. person. At the time the buy order for the stock was originated the Company and/or its agents reasonably believed Subscriber was outside the United States and was not a U.S. person.

     (d) Prearranged Sale. The Company and/or its agents believe that the transaction contemplated hereby has not been pre-arranged with a buyer in the United States.

     (e)      No Directed Selling Efforts. The Company has not conducted any
              "directed selling efforts" as that term is defined in Rule 902 of Regulation S nor has Company conducted any general solicitation relating to the offer and sale of the stock to persons resident within the United States or any other U.S. person as that term is defined in Rule 902 of Regulation S.

     (f) Subscription Agreement. This Agreement has been duly authorized, validly executed and delivered on behalf of the Company and is a valid and binding agreement enforceable against the Company in accordance with its terms, subject to general principles of equity and to bankruptcy or other laws affecting the enforcement of creditors' rights.




4. Reliance on Representations. The Subscriber understands that the offer and sale of the Shares are not being registered under the Act. The
         Company is relying on Regulation S governing offers and sales made outside the United States, as well Rule 144as the representations, warranties and agreements of the Subscriber made herein, to determine exemption from registration under the Act.

5.       Agreement to Comply with Regulation S. As required by Regulation S, the
         Company must agree, and does hereby agree, that it will refuse to register any transfer of the Shares not made in accordance with the provisions of Regulation S, pursuant to registration under the Act, or pursuant to an available exemption from registration; provided, however, that if the securities are in bearer form or foreign law prevents the Company from refusing to register securities transfers, other reasonable procedures (such as the legend described in paragraph
         6, below) are implemented to prevent any transfer of the securities not made in accordance with the provisions of Regulation S.

6. Distribution Compliance Period; Legend. Regulation S restricts the offer or sale of the Shares to a U.S. person or for the account or benefit of a U.S.
person for a period of three hundred sixty five (365) days commencing on the date of closing of this offering. Rule 902(f) and Rule 903 govern the three hundred sixty five (365) day distribution compliance period. In the event that multiple purchasers are accepted by the Company, the three hundred sixty five
(365) day distribution compliance period shall begin only after the closing date of the entire offering to all purchasers. Subscriber understands that the Company will refuse to register any transfer of the Shares not made in accordance with the provisions of Regulation S, pursuant to registration under the Act, or pursuant to an available exemption from registration, and it will instruct its transfer agent to place a stop transfer order on any certificates representing such Shares which are attempted to be transferred contrary to the above conditions. Certificates representing the shares will bear the following legend: "The shares represented by this certificate have been issued pursuant to Regulation S promulgated under the Securities Act of 1933, as amended ("Act"), and have not been registered under the Act. Transfer of these shares is prohibited except in accordance with Regulation S, pursuant to registration under the Act, or pursuant to an available exemption from registration, and hedging transactions involving these securities may not be conducted unless in compliance with the Act. These shares may not be offered or sold within the United States or to, or for the account of, a "U.S. Person" (as that term is defined in Regulation S) until after the 365th day following the closing date of the offering. After such date, this legend shall have no further effect."

7. Resales. Subscriber acknowledges and agrees that the stock may only be resold (a) in compliance with all state and federal securities laws,
         (b) pursuant to a Registration Statement under the Act or (c) pursuant to an exemption from registration under the Act under Regulation S and any applicable U.S. state securities laws.

8. Distributor Notice to Purchasers. The parties agree and acknowledge that each distributor of the shares, if any, selling the Shares to a distributor, a dealer, or a person receiving a selling concession, fee or other remuneration, before the expiration of the one-year distribution compliance period, must send a confirmation or other notice to such purchaser stating that the purchaser is subject to the same restrictions on offers and sales that apply to a distributor.




9. Transfer Agent Instructions.  The Company will instruct its transfer agent to
issue  one  or  more  stock  certificates   representing  the  Shares  with  the
restrictive  legend  set forth in Section 6 in the name of  Subscriber  and will instruct  such agent that the Shares have been issued  pursuant to Regulation S.
The  Company  further  agrees  that  upon  the  expiration  of the  distribution compliance  period,  the Company will  cooperate as fully as the law allows with
Subscriber's request to lift the restrictive legend from the Shares upon receipt of  sufficient  evidence  that  the  Subscriber  has  complied  with  applicable securities laws and, upon receipt of such evidence,  shall promptly instruct the
Transfer  Agent to transfer  the Shares into  "Street  Name"  without  legend as expeditiously as practical after receipt of the certificates  representing  such
Shares,  provided  that the  Company  shall  not be  required  to  deliver  such
instructions   if  it  knows,   or   reasonably   believes,   that  any  of  the
representations made by the Subscriber is false.

10. Stock Delivery Instructions. The share certificates shall be delivered to the Subscriber at such times and places to be mutually agreed upon.

11. Conditions of the Company's Obligation to Issue Shares. Purchaser understands that the Company's obligation to issue the Shares is conditioned upon:

                  The receipt and acceptance by the Company of this Offshore
                  Securities Purchase Agreement for all of the Shares, which receipt and acceptance will be evidenced by execution of this Agreement by the Company's Chairman or President.

12. Entire Agreement. This Offshore Securities Purchase Agreement constitutes the entire agreement among the parties hereto with respect to the subject matter hereof and supersedes any and all prior or contemporaneous representations, warranties, agreements and understandings in connection therewith. This Offshore Securities
         Purchase Agreement may be amended only by a writing executed by all parties hereto.

13. Confidentiality. Each of the Company and the Subscriber agrees to keep confidential and not to disclose to, or use for the benefit of, any third party the terms of this Agreement or any other information which at any time is designated by the other party as being confidential without the prior written approval of the other party; provided, however, that this provision shall not apply to information which, at the time of disclosure, is already part of the public domain (except by breach of this Agreement) and information which is required by law to be disclosed.

14. Indemnification. Each of the Company and the Subscriber agrees to indemnify the other and to hold the other harmless from and against any and all losses, damages, liabilities, costs and expenses (including reasonable attorneys' fees) which the other may sustain or incur in connection with any breach by the indemnifying party of any representation, warranty or covenant made by it in this Agreement.

15. Notices. Any notice to be given or to be served upon any party to this Agreement in connection with this Agreement must be in writing and will be deemed to have been given and received upon confirmed receipt, if sent by facsimile, or two (2) days after it has been submitted for delivery by Federal Express or an equivalent carrier, charges prepaid and addressed to the following addresses with a confirmation of delivery:





                  If to the Company, to:

                  Jure Holdings, Inc.
                  1818 - 1177 West Hastings Street
                  Vancouver, B.C. Canada V6E 2K3
                  Attn.: Nora Coccaro President
                  Phone No.: (604) 602-1717
                  Fax No.:     (604) 687-6755

         If to the Subscriber, to:

                  Affaires Financieres S.A.
                  c/o Dr. Eugen Curti
                  Bachtoldstrasse 2
                  CH-8044 Zurich, Switzerland

                  Phone No: (411) 213 92 04
                  Fax No.:    (411) 213 92 90

         Any party may, at any time by giving written notice to the other party, designate any other address in substitution of an address established pursuant to the foregoing, to which such notice will thereafter be given.

16. Multiple Counterparts. This Agreement may be executed in several counterparts, each of which will be deemed to be an original but all of which will constitute one in the same instrument. However, in enforcing any party's rights under this Agreement it will be necessary to produce only one copy of this Agreement signed by the party to be charged. A signature sent by legible facsimile shall be deemed an original.

17. Governing Law. This Agreement will be construed and enforced in accordance with and governed by the laws of the State of Florida, except for matters arising under the Act, without reference to principles of conflicts of law. Each of the parties hereby consents to the personal jurisdiction of the federal courts whose districts encompass any part of the State of Florida in connection with any dispute arising under this Agreement and hereby waives, to the maximum extent permitted by law, any objection, including any objection based on forum non conveniens, to the bringing of any such proceeding in such jurisdictions.
Each party hereby agrees that if another party to this Agreement obtains a judgment against it in such a proceeding, the party which obtained such judgment may enforce same by summary judgment in the courts of any country having jurisdiction over the party against whom such judgment was obtained, and each party hereby waives any defenses available to it under local law and agrees to the enforcement of such a judgment. Each party to this Agreement irrevocably consents to the service of process in any such proceeding by the mailing of copies thereof by registered or certified mail, postage prepaid, to such party at its address set forth in this agreement. Nothing herein shall affect the right of any party to serve process in any other manner permitted by law.







The undersigned acknowledges that this Agreement shall not be effective unless and until accepted by the Company as indicated below.

DATED this 4th day of February, 2003.

"Subscriber"

Affaires Financieres S.A.

/s/ Michael Jent
Name:  Michael Jent
Assist. Manager


/s/ Werner Wagemann
Name: Werner Wagemann
Manager

Jurisdiction of Execution: Switzerland


"The Company"

Jure Holdings, Inc.



By:  /s/ Nora Coccaro
Nora Coccaro
President

Accepted this ___ day of February, 2003.



















EXHIBIT 99.1

        CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of the Company on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, we, Henry Dattler, chief executive officer and Josef
Mettler, chief financial officer, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) This quarterly report complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The financial information contained in this quarterly report fairly represents, in all material respects, the financial condition and result of operations of the Company.



/s/ Henry Dattler
Henry Dattler
Chief Executive Officer
May 13, 2003


/s/ Josef Mettler
Josef Mettler
Chief Financial Officer
May 13, 2003








