Form 10QSB
period 2003-06-30
JURE HOLDINGS INC
filed 2003-08-14
CIK 1060409

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003.

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



   1818-1177 West Hastings Street, Vancouver, British Columbia, Canada V6E 2K3
   ---------------------------------------------------------------------------
              (Address of principal executive office) (Postal Code)


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

                                    Yes X No


The number of outstanding shares of the registrant's common stock, $0.01 par value (the only class of voting stock), as of August 13, 2003 was 48,017,084.

                                TABLE OF CONTENTS

PART I

ITEM 1.  FINANCIAL STATEMENTS..............................................   3

Unaudited Consolidated Balance Sheet as of June 30, 2003....................  4

Unaudited Consolidated Statement of Changes in Stockholders' Equity........   5

Unaudited Consolidated Statement of Operations.............................   6

Unaudited Consolidated Statement of Operations................................7

Unaudited Consolidated Statement of Cash Flows.............................   8

Notes to Unaudited Financial Statements....................................   9

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION..................................  . 19

ITEM 3.  CONTROLS AND PROCEDURES...........................................  20


PART II

ITEM 2.  CHANGES IN SECURITIES.............................................  20

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................  21

SIGNATURES.................................................................  22

INDEX TO EXHIBITS........................................................... 24

PART I

ITEM 1.  FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Jure Holdings, Inc. (formerly known as "Thor Ventures Corp."), its subsidiaries and predecessors, unless otherwise indicated, a Florida corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                               JURE HOLDINGS INC.
                         (Formerly Thor Ventures Corp.)
                          (A Development Stage Company)
                       INTERIM CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                          As at               As at
                                                                                        30 June         31 December
ASSETS                                                                                     2003                2002
-------------------------------------------------------------------------- --------------------- --- --------------
Current
    Cash and cash equivalents                                              $             10,726   $           3,404
    Accounts receivable                                                                  83,757                   -
    Other receivables                                                                    24,576                   -
    Due from related party                                                                3,240             102,887
    Prepaid expenses                                                                     13,702                   -
                                                                           ---- ---------------- --- --------------
                                                                           ---- ---------------- --- --------------
                                                                                        136,001             106,291
Rights and technology                                                                         1                   -
Fixed assets                                                                            287,697                   -
                                                                           ---- ---------------- --- --------------
                                                                           $            423,699   $         106,291
-------------------------------------------------------------------------- ---- ---------------- --- --------------
-------------------------------------------------------------------------- ---- ---------------- --- --------------

LIABILITIES
-------------------------------------------------------------------------- ---- ---------------- --- --------------
Current
    Accounts payable and accrued liabilities                                            432,385              14,965
    Due to related parties (note 3)                                                     919,006                   -
                                                                           ---- ---------------- --- --------------
                                                                                      1,351,391              14,965
                                                                           ---- ---------------- --- --------------
                                                                           ---- ---------------- --- --------------



Going Concern (note 1)

SHAREHOLDERS'  EQUITY (DEFICIENCY)
-------------------------------------------------------------------------- ---- ---------------- --- -----------------
Capital Stock
  Authorized: 200,000,000 common shares with a par value of $ 0.01
  Issued and outstanding: 48,017,084 (December 31, 2002: 4,200,000)
     common shares.                                                        $            456,171   $         158,737
  Additional paid-in capital                                                           (297,078)                  -
  Accumulated other comprehensive income                                                 14,165                   -
Deficit accumulated during the development stage                                     (1,100,950)            (67,411)
                                                                           ---- ---------------- --- -----------------
                                                                           ---- ---------------- --- -----------------
                                                                                       (927,692)             91,326
                                                                           ---- ---------------- --- -----------------
                                                                           ---- ---------------- --- -----------------
                                                                           $            423,699   $         106,291
-------------------------------------------------------------------------- ---- ---------------- --- -----------------


                             - The accompanying notes are an integral part of these financial statements -






                               JURE HOLDINGS INC.
                         (Formerly Thor Ventures Corp.)
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)
                                              Common             Common        Deficit             Comprehensive            Total
                                                                           Accumulated
                                                                            During the
                             Stock Stock Development
                                              Shares             Amount          Stage               Income
             ---------------------------- -------------- --- ------------ ------------------- -------------------- ---- ----------
             ---------------------------- -------------- --- ------------ -- ---------------- -- ----------------- ---- ---------
             Common stock issued for                100  $        72,153  $                -  $                 -  $      72,153
                 cash at CHF 1,000 per
                 share - 15 June 2001
             Net income                               -                -                   -                    -              -
                                          -------------- --- ------------ -- ---------------- -- ----------------- ---- ---------
                                          -------------- --- ------------ -- ---------------- -- ----------------- ---- ---------
             Balance - 31 December 2001             100           72,153                   -                    -         72,153
                 and 31 March 2002
                                          -------------- --- ------------ -- ---------------- -- ----------------- ---- ---------
                                          -------------- --- ------------ -- ---------------- -- ----------------- ---- ---------
             Common stock split 100 new          10,000           72,153                   -                    -         72,153
                 for 1 old - 4 October
                 2002
             Common stock issued for
                 cash at CHF 10 per
                 share - 4 October 2002          12,000           86,584                   -                    -         86,584
             Net loss                                 -                -            (67,411)                    -       (67,411)
                                          -------------- --- ------------ -- ---------------- -- ----------------- ---- ---------
                                          -------------- --- ------------ -- ---------------- -- ----------------- ---- ---------
             Balance - 31 December 2002          22,000          158,737            (67,411)                    -         91,326
                                          -------------- --- ------------ -- ---------------- -- ----------------- ---- ---------
                                          -------------- --- ------------ -- ---------------- -- ----------------- ---- ---------
             Common stock split 10 new          220,000          158,737            (67,411)                    -         91,326
                 for 1 old - 3 February
                 2003
             Common stock issued for
                 rights and technology
                 - 3 February 2003            3,980,000                1                   -                    -              1
                                          -------------- --- ------------ -- ---------------- -- ----------------- ---- ---------
                                          -------------- --- ------------ -- ---------------- -- ----------------- ---- ---------
                                              4,200,000          158,738            (67,411)                    -         91,327
                                          -------------- --- ------------ -- ---------------- -- ----------------- ---- ---------
             Common stock split 10 new
                 for 1 old - RE:
                 acquisition of assets
                 Jure Holdings, Inc.         42,000,000          158,738            (67,411)                    -          91,327
             Acquisition of assets Jure
                 Holdings Inc.                3,617,084              355                   -                    -             355
             Finders Fee for
                 acquisition assets           2,400,000                -                   -                    -               -
             Net loss                                 -                -         (1,033,539)                    -     (1,033,539)
             Foreign exchange gain                    -                -                   -               14,165          14,165
                                          -------------- --- ------------ -- ---------------- -- ----------------- ---------------
             Balance - 30 June 2003          48,017,084  $       159,093  $      (1,100,950)  $            14,165   $   (927,692)
             ---------------------------- -------------- --- ------------ -- ---------------- -- ----------------- ---------------
                             - The accompanying notes are an integral part of these financial statements -



                               JURE HOLDINGS INC.
                         (Formerly Thor Ventures Corp.)
                          (A Development Stage Company)
                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                2003                                     2002
                                               ---------------------------------------     ----------------------------------
                                                         Three                  Six                Three                 Six
                                                        Months               Months               Months              Months
                                                         Ended                Ended                Ended               Ended
                                                        30 June             30 June              30 June             30 June
    ------------------------------------------ -- ----------------- -- --------------- --- -------------- ---- --------------
    Revenue                                    $            -       $             -    $             -      $             -
                                               -- ----------------- -- --------------- --- -------------- ---- --------------

    General and Administrative Expenses
        Advertising                                    27,854                27,854                  -                    -
        Consultants and salaries                      233,962               277,885                  -                    -
        Depreciation                                    9,764                 9,764                  -                    -
        Office and miscellaneous                       29,748                62,212                  -                    -
        Professional fees                             210,617               210,617                  -                    -
        Rent                                           43,781                43,781                  -                    -
        Research and development costs                 19,985                55,372                  -                    -
        Shareholder information                         5,525                 5,525                  -                    -
        Transfer agent fees                             5,446                 5,446                  -                    -
        Travel                                         65,824                65,824                  -                    -
                                               -- ----------------- -- --------------- --- -------------- ---- --------------
    Loss Before the Following                        (652,506)             (764,280)                 -                    -
        Acquisition of Bonneville (note 7)           (267,405)             (267,405)                 -                    -
        Foreign exchange loss                           1,136                     -                  -                    -
        Corporate tax                                       -                     -                  -                    -
        Interest expense                               (1,758)               (1,854)                 -                    -
                                               --
                                               -- ----------------- -- --------------- --- -------------- ---- --------------

    Net Loss For The Period                    $     (920,533)      $    (1,033,539)                 -                    -
    ------------------------------------------ -- ----------------- -- --------------- --- -------------- ---- --------------
    ------------------------------------------ -- ----------------- -- --------------- --- -------------- ---- --------------

    Loss per Share
        Weighted average shares outstanding         45,323,956           43,641,264                   -                   -
    ------------------------------------------ -- ----------------- -- --------------- --- -------------- ---- --------------
    ------------------------------------------ -- ----------------- -- --------------- --- -------------- ---- --------------
        Basic and diluted                      $         (0.02)     $         (0.02)   $              -     $             -
    ------------------------------------------ -- ----------------- -- --------------- --- -------------- ---- --------------


                             - The accompanying notes are an integral part of these financial statements -



                               JURE HOLDINGS INC.
                         (Formerly Thor Ventures Corp.)
                          (A Development Stage Company)
                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                          Inception to 30 June          Six Months Ended            Six Months

                                                                                                 June 30         Ended June 30
                                                                          2003                      2003                  2002
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

Revenues                                                $                    -     $                   -    $
                                                                                                                             -
                                                       ------------------------------------------------------------------------
                                                       ------------------------------------------------------------------------

General and Administrative Expenses
    Advertising                                                         27,854                    27,854                     -
    Consultants and salaries                                           328,096                   277,885                     -
    Depreciation                                                         9,764                     9,764                     -
    Office and miscellaneous                                            64,443                    62,212                     -
    Professional fees                                                  225,365                   210,617                     -
    Rent                                                                43,781                    43,781                     -
    Research and development costs                                      55,372                    55,372                     -
    Shareholder information                                              5,525                     5,525                     -
    Transfer agent fees                                                  5,446                     5,446                     -
    Travel                                                              65,824                    65,824                     -
                                                       ------------------------------------------------------------------------
Loss Before the Following                                            (831,470)                 (764,280)                     -
    Acquisition of Bonneville (note 7)                               (267,405)                 (267,405)                     -
    Corporate tax                                                        (216)                         -                     -
    Interest expense                                                   (1,866)                   (1,854)                     -
    Interest income                                                          7                         -                     -
                                                       ------------------------------------------------------------------------

Net Loss For The Period                                 $          (1,100,950)     $         (1,033,539)    $                -
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------


                             - The accompanying notes are an integral part of these financial statements -



                               JURE HOLDINGS INC.
                         (Formerly Thor Ventures Corp.)
                          (A Development Stage Company)
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                For The Six Months Ended June 30
                                                                                --------------------------------
                                                            Cumulative Since         2003               2002
                                    Inception
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

Operating
    Net loss                                                 $     (1,100,950) $      (1,033,539)  $              -
    Items not involving an outlay of cash:
         Depreciation                                                    9,764              9,764                 -
    Changes in non-cash working capital items:
        Accounts receivable                                           (83,757)           (83,757)                 -
        Other receivables                                             (24,576)           (24,576)                 -
        Prepaid expenses                                              (13,702)           (13,702)                 -
        Accounts payable and accrued liabilities                       432,385            417,420                 -
                                                           ---------------------------------------------------------
                                                                     (780,836)          (728,390)                 -
                                                           ---------------------------------------------------------
                                                           ---------------------------------------------------------

Investing
    Amounts due to/from related parties                                915,766          1,018,653                 -
    Acquisition of capital assets                                    (297,106)          (297,106)                 -
                                                           ---------------------------------------------------------
                                                                       618,660            721,547
                                                           ---------------------------------------------------------

Financing
    Comprehensive income                                                14,165             14,165                 -
    Capital contribution                                               158,737                  -                 -
                                                           ---------------------------------------------------------
                                                           ---------------------------------------------------------
                                                                       172,902             14,165                 -
                                                           ---------------------------------------------------------
                                                           ---------------------------------------------------------


Net increase in cash                                                    10,726              7,322                 -

Cash, beginning of period                                                    -              3,404                 -
                                                           ---------------------------------------------------------
                                                                                ------------------------------------

Cash, end of period                                          $          10,726 $           10,726  $              -
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

Schedule of Non-Cash Transactions
    Acquisition of Rights and Technology by the Issuance
    of  Shares                                               $               1 $                1  $              -
--------------------------------------------------------------------------------------------------------------------

    Acquisition of assets of Jure Holdings Ltd.              $             355 $              355  $              -
--------------------------------------------------------------------------------------------------------------------


                             - The accompanying notes are an integral part of these financial statements -




                               JURE HOLDINGS, INC.
                     (formerly known as THOR VENTURES CORP.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------

1.   Organization and Going Concern

 Jure Holdings, Inc. (formerly Thor Ventures Corp.) ("Jure") was incorporated on
September  12, 1989,  under the laws of the State of Florida with an  authorized capital of 500,000  shares of $0.01 par value  preferred  stock and  200,000,000 shares of $0.01 par value common stock.

     On April 11, 2003 the Jure entered into a Stock Exchange Agreement
     ("Agreement") with OpenLimit Holding AG ("OpenLimit" or "the Company"), a
     Swiss corporation, wherein the Jure agreed to issue to the shareholders of OpenLimit 42,000,000 shares in exchange for the 4,200,000 shares that constitute all the issued and outstanding shares of OpenLimit. OpenLimit wholly owns OpenLimit Access Marketing AG, a Swiss corporation, Bonneville
     Group AG, a Swiss corporation, and SignCubes GmBH, a German corporation. On
     April 25, 2003, the OpenLimit completed the reverse acquisition under a Stock Exchange Agreement ("RTO") with Jure Holdings, Inc. ("Jure"), a publicly traded "shell" company. Jure had 200,000,000 shares authorized and 3,617,084 shares of common stock issued and outstanding (unaudited).
     Pursuant to the RTO, all of the 4,200,000 issued and outstanding shares of common stock of the Company were exchanged for 42,000,000 shares of Jure, on a 10 to 1 basis.

     Immediately after the RTO, the management of the Company took control of the board and officer positions of Jure, therefore reflecting a change of control. Because the former owners of the Company end up with control of Jure, the transaction would normally be considered a purchase by the Company. However, since Jure is not a business, the transaction is not a business combination. Instead, the transaction is accounted for as a recapitalization of the Company and the issuance of stock by the Company
     (represented by the outstanding shares of Jure) for the assets and liabilities of Jure. The value of the net assets of Jure is the same as their historical book value.

     The financial statements in the filings of Jure become those of the Company. In connection with the RTO, Jure intends to change its name to OpenLimit, Inc. Since Jure's continuing operations and balance sheet are insignificant, a pro forma balance sheet at June 30, 2003 and statement of operations for the year then ended are not presented here.

     In connection with the terms of the Agreement, subsequent to the RTO, the Company issued 2,400,000 shares of its restricted common stock to a third party as finder's fees.

     The consolidated entity trades on the Over the Counter Bulletin Board
("OTCBB") in the United States under the symbol "JURH".

     The Company intends to change its name to "OpenLimit, Inc." to reflect its business focus as soon as is practicable pursuant to Securities and Exchange Commission rules and regulations.

     OpenLimit Holding AG ("Company") was incorporated in the Canton of Aargua,
     Switzerland on 15 June 2001 under the name LuBeck AG and re-registered in the Canton of Zug, Switzerland, effective 27 August 2002, at which time the name was changed to OpenLimit Holding AG. The Company was inactive until 27
     August 2002.





     The Company is a leading Swiss developer of internet enabled credit cards
     (Smartcards) that are to be sold as part of a package to internet users through a specialized network marketing program that directs customers to an OpenLimit internet portal where subscribers will be able to purchase goods and services. The OpenLimit package is to consist of an internet credit card (OpenLimit Card) with an integrated chip that utilizes a digital signature, the OpenLimit card reader and the OpenLimit SignCubes software. Each OpenLimit subscriber is to receive an immediate credit line, starting at $200 up to $1,000 depending on the credit evaluation of the individual. Once a credit limit has been established, each subscriber is to be granted access to the OpenLimit Tower, where customers will be able to transact purchases on the internet at preferred rates with the security that comes from using digital signatures. Existing credit cards do not offer this functionality or security on the internet.

     Going Concern and Liquidity Considerations

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at 30 June 2003, the Company has a loss from operations, an accumulated deficit of $ 1,100,950 and has generated an operating cash flow deficit of $ 731,630 since incorporation. The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending 31 December 2003.

     Thereafter, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time, and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

     In response to these problems, management intends to raise additional funds through future private placement offerings. Management expects its increased marketing efforts to result in future sales. There can be no assurances, however, that management's expectations of future sales will be realized.

     These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

-----------------------------------------------------------------------------------------------------------------------------------

2.       Significant Accounting Policies

     a)  Fiscal Period

         The Company's fiscal year ends on 31 December.

     b)  Use of Estimates

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



     c)  Risks and Uncertainties

         The Company operates in an emerging industry that is subject to market acceptance and technological change. The Company's operations are subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with operating an emerging business, including the potential risk of business failure.

     d)  Cash and Cash Equivalents

         Cash equivalents consist of highly liquid debt instruments purchased with an initial maturity of three months or less.

      e) Revenue Recognition

         Revenues are recognized when all of the following criteria have been met: persuasive evidence for an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collectibility is reasonably assured.

     f)  Foreign Currency Transactions

         The Company records all transactions with foreign suppliers in accordance with SFAS No. 57, "Foreign Currency Translation." When an invoice is received, the Company translates these amounts to U.S.
         dollars at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange gain or loss results.

         Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded foreign transactions that have not been settled. The difference between the exchange rate that could have been used to settle the transaction at the date it occurred (the invoice date), and the exchange rate at the balance sheet date, is the unrealized gain or loss recognized in current net income.

     g)  Advertising

         The Company expenses the cost of advertising when incurred. Advertising expenses are included in selling, general and administrative expenses in the accompanying statements of operations.

     h)  Shipping and Handling Charges

         Shipping and handling costs are included in cost of goods sold in the accompanying statements of operations in accordance with Emerging
         Issues Task Force ("EITF") No. 00-10, "Accounting for Shipping and
         Handling Fees and Costs".

     i)  Income Taxes

         Income taxes are accounted for using the asset and liability method.
         Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.
         Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
         A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.





     j)  Fair Value of Financial Instruments

         The carrying values of the Company's financial instruments, consisting of its cash and cash equivalents, related party receivables and accrued liabilities, materially approximated their respective fair values at each balance sheet date due to the immediate or short-term maturity of these financial instruments. The fair value of long-term notes payable is based on current rates at which the Company could borrow funds with similar remaining maturities.

     k)  Concentrations of Credit Risk

         The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party receivables. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The
         Company's management also routinely assesses the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

     l)  Derivative Financial Instruments

         The Company was not a party to any derivative financial instruments during any of the reported fiscal periods.

     m)  Segment Reporting

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related
         Information," changed the way public companies report information about segments of their business in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The
         Company currently operates in one segment, as disclosed in the accompanying statements of operations.

     n)  Stock-Based Compensation

         The Company accounts for stock-based compensation issued to employees using the intrinsic value method as prescribed by Accounting Principles
         Board Opinion ("APB") No. 25 "Accounting for Stock Issued to
         Employees". Under the intrinsic value method, compensation is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation, if any, is recognized over the applicable service period, which is usually the vesting period. The Financial
         Accounting Standards Board ("FASB") has issued SFAS No. 123 "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" and interpreted by FASB Interpretation No.
         ("FIN") 44, "Accounting for Certain Transactions Involving Stock
         Compensation, an Interpretation of APB 25." This standard, if fully adopted, changes the method of accounting for all stock-based compensation to the fair value method. For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

         The adoption of the accounting methodology of SFAS No. 123 for employees is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB
         25; however, pro forma disclosures, as if the Company had adopted the cost recognition requirements under SFAS No. 123, are required to be presented.




         As at 30 June 2003, the Company had no stock-based compensation plans nor had it granted options to employees. The Company would account for such grants under the recognition and measurement principles of APB 25, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as no options had been granted.

     o)  Comprehensive Income

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.

     p)  Earnings per Share

         The Company computes net loss per common share using SFAS No. 128
         "Earnings Per Share." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period.
         Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at 30 June 2003 and 2002. Because the Company has incurred net losses and has no potentially dilutive common shares, basic and diluted loss per share are the same. Additionally, for purposes of calculating diluted loss per share, there were no adjustments to net loss.

     q)  Treasury Stock

         The Company accounts for acquisitions of treasury stock under the cost method. Treasury stock is recorded as a separate component of stockholders' equity at cost, and paid-in capital accounts are not adjusted until the time of sale, retirement or other disposition.

     r)  Software Costs

         The Company's policy is that software development costs related to the product line are charged to expense as incurred in accordance with SFAS
         No. 86, "Accounting for the Costs of Computer Software to Be Sold,
         Leased, or Otherwise Marketed".

         Costs for internal use software, whether developed or obtained, are assessed to determine whether they should be capitalized or expensed in accordance with American Institute of Certified Public Accountants'
         Statement ("SOP") 98-1, "Accounting for the Costs of Computer Software
         Developed or Obtained for Internal Use". Capitalized software costs, if any, will be reflected as fixed assets on the statements of financial condition.

     s)  Interim Financial Information

         The interim financial information for the period ended June 30, 2003 are unaudited. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair representation of the results of the interim period. The results of operations for the period ended June 30, 2003 are not necessarily indicative of the results for the entire year.

     t)  Recently Adopted Accounting Standards

 In June 2001, the FASB issued SFAS No. 141, "Business  Combinations".  SFAS No.
141 mandates the purchase method of accounting for all business combinations initiated after 30 June 2001. In addition, SFAS No. 141 addresses the accounting for intangible assets and goodwill acquired in business combinations completed after 30 June 2001. The Company adopted SFAS No. 141, as required, with no material impact on its financial statements.







In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other
         Intangible Assets", which revises the accounting for purchased goodwill and other intangible assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives will no longer be systematically amortized into operating results. Instead, each of these assets will be tested, in the absence of an indicator of possible impairment, at least annually, and upon an indicator of possible impairment, immediately. The Company adopted SFAS No. 142, as required, on 1 January 2002 with no material impact on its financial statements.

 In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or
Disposal of Long-lived Assets". SFAS No. 144 was issued to resolve certain implementation issues that had arisen under SFAS No. 121. Under SFAS No. 144, a single uniform accounting model is required to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and certain additional disclosures are required. The Company adopted SFAS No. 144, as required, with no material impact on its financial statements.

 In April 2002,  the FASB issued SFAS No. 145,  "Rescission  of FASB  Statements
Nos.  4,  44,  and 64,  Amendment  of  FASB  Statement  No.  13,  and  Technical
Corrections". SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Finally, SFAS No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company adopted the provisions of SFAS No. 145 that amended SFAS
No. 13, as required, on 15 May 2002 for transactions occurring after such date with no material impact on its financial statements. The Company adopted the remaining provisions of SFAS No. 145, as required, on 1 January 2003 with no material impact on its financial statements.

     u)  Recently Issued Accounting Standards Not Yet Adopted

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset
         Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related obligation for its recorded amount or incurs a gain or loss upon settlement. The Company adopted SFAS No.
         143, as required, on 1 January 2003 with no material impact on its financial statements.










         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs
         Associated with Exit or Disposal Activities". SFAS No. 146 was issued to address the financial accounting and reporting for costs associated with exit or disposal activities, unless specifically excluded. SFAS
         No. 146 requires that a liability for a cost associated with a covered exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that is incurred over time. If employees are not required to render service until they are terminated in order to receive the one-time termination benefits or if employees will not be retained to render service beyond the minimum retention period (as dictated by existing law, statute or contract, or in the absence thereof, 60 days), a liability for the termination benefits shall be recognized and measured at its fair value at the communication date. If employees are required to render service until they are terminated in order to receive the one-time termination benefits and will be retained to render service beyond the minimum retention period, a liability for the termination benefits shall be measured initially at the communication date based on the fair value of the liability as of the termination date. The liability shall be recognized ratably over the future service period. SFAS No. 146 also dictates that a liability for costs to terminate an operating lease or other contract before the end of its term shall be recognized and measured at its fair value when the entity terminates the contract in accordance with the contract terms. A liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the entity is to be recognized and measured at its fair value when the entity ceases using the right conveyed by the contract. SFAS No. 146 further dictates that a liability for other covered costs associated with an exit or disposal activity be recognized and measured at its fair value in the period in which the liability is incurred. The Company adopted SFAS No. 146, as required, on 1 January 2003 with no material impact on its financial statements.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for
         Stock-Based Compensation -- Transition and Disclosure". SFAS 148 amends
         SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after 15 December 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after 15 December 2002. The Company adopted
         SFAS No. 148, as required, on 1 January 2003 with no material impact on its financial statements.

-----------------------------------------------------------------------------------------------------------------------------------

3.   Related Party Balances and Transactions

   The following amounts are amounts owing to or due to related parties as at
   June 30,2003. All amounts are non-interest bearing and are due on demand:
         Due from a company with a common director                          $              3,240
         Due to a director                                                  $            866,055
         Due to a shareholder                                               $             44,751
         Due to a director                                                  $              8,200


   Including in consulting fees is CHF 5,000 paid to a director of the Company.

   Included in consulting fees is $ 15,000 to a shareholder of the Company.

   Included in rent expense is $ 3,000 paid to a shareholder of the Company.




4.   Income Taxes

     The income taxes of the Company are substantially attributable to the operations in Switzerland whose statutory tax rate is 0.5 - 1.5% based on capital and reserves. This is paid on a yearly basis.

-----------------------------------------------------------------------------------------------------------------------------------

5.   Rights and Technology

     During the period, the Company purchased, from a related party, the rights to use, exclusively, the digital signature and encryption software. As consideration, the Company issued 3,980,000 common shares. Since this is a related party transaction the right as well as the consideration given up
     (being the issuance of shares) have been recorded, on the related party's cost basis, which has been deemed to be the nominal value of $1.

-----------------------------------------------------------------------------------------------------------------------------------

6.   Share Capital

     a) At the date of incorporation, the Company issued 100 shares of common stock at CHF 1,000 each for total consideration of CHF 100,000 or $72,153. On 14 August 2002, the Company's shareholder split the number of shares on a 100 for 1 basis so that a total of 10,000 shares were outstanding. All share information presented in these financial statements reflect the shares on a post split basis.

 b) On 4 October  2002,  the Company  issued to the sole  shareholder  a further
12,000 common shares at a subscription price of 10 CHF for a gross amount of $86,584.

     c) During the period, the Company split the number of outstanding shares on a 10 new for 1 old basis.

-----------------------------------------------------------------------------------------------------------------------------------

7.   Acquisition of Subsidiary

     On 11 April 2003, the Company purchased, from a related party, a company named Bonneville, incorporated 21 March 1995 in Switzerland, and its wholly-owned subsidiary, SignCubes GMBH, incorporated 14 October 2002 in
     Germany. As consideration, the Company paid 100,000 CHF (approximately
     $72,280), that being the nominal share value of Bonneville. At the date of the acquisition, the Consolidated Balance Sheet of Bonneville was as follows:















Cash and cash equivalents                               $             9,918
Third Party receivables                                             108,482
Other receivables                                                    19,685
Prepaid expenses                                                      2,804
                                                        --- -----------------
                                                        --- -----------------
                                                                    140,889
Fixed assets, at net book value                                     104,950
                                                        --- -----------------
                                                        --- -----------------
                                                        $           245,839
                                                        --- -----------------
                                                        --- -----------------

Bank overdraft                                          $             7,022
Accounts payable                                                     18,746
Due to related parties                                              406,161
Accrued liabilities                                                   9,035
                                                        --- -----------------
                                                        --- -----------------
                                                                    440,964
                                                        --- -----------------
                                                        --- -----------------

Share capital                                                        72,280
Legal reserve                                                         7,228
Deficit                                                            (274,633)
                                                        --- -----------------
                                                        --- -----------------
                                                                   (195,125)
                                                        --- -----------------
                                                        --- -----------------
                                                        $           245,839
                                                        --- -----------------

The purchase method of accounting has been used and the excess purchase price paid over fair value for identifiable net assets ($267,405) will be allocated directly to deficit as the excess relates to research and development of intangible assets, being rights and software development related to certain parts of the Company's technology that will be for sale.

-----------------------------------------------------------------------------------------------------------------------------------

Note 8 - Commitments and Subsequent Events

a) The Company has entered into certain agreements for consulting services with the President and Director at $2,675 per month and with the majority shareholder at $5,000 per month. Pursuant to the consulting agreements, which have automatic renewal provisions, the Company is committed to paying $7,675 per month until terminated by the Company or the consultants. For the six months ended June 30, 2003, consulting expenses for these two consultants was $23,025.

b) During the period, the Company entered into an agreement, with a third party, to provide marketing and sponsoring consulting. The term of the contract is from May to September 2003 and as consideration the Company shall pay 45,000 CHF (approximately $33,700) over the period.

c) During the period, the Company entered into an agreement, with a third party, for the third party to provide project services and supply and install certain multi-level marketing software for the purposes of distributor registration and commission, sales order process and inventory control and management. Total contract budget for this software is 80,000 Pounds Sterling (approximately $133,550) of which
         $130,000 has been paid.

 d) Subsequent to June 30, 2003, the Company is arranging a financing of up to $2,880,000 at a price of $0.72 per share. Commission will be paid, in cash, equal to $0.12 per share.







e)       During the period, the Company signed an agreement with T-Systems
         International GMbH ("T-Systems"), a division of Deutsche Telekom AG, whereby T-Systems will analyze and model the Company's smartcard technology for integration into T-Systems' business. Preliminary budget figures to accomplish this have been estimated at between $175,000 and $330,000.

         The Company and T-Systems also agreed to specific terms for support and services by T-Systems to the Company, with relation to the Internet
         Credit Card with digital signature. These terms include commissions based on dollar usage of the smartcards, credit rating service costs, specific credit risk premiums and pre-financing costs.













































ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

When used in this discussion, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements.
Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Readers are also urged to carefully review and consider the various disclosures made by the Company that attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-KSB, 10-QSB and 8-K filed with the Securities and Exchange Commission.

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

The Company is currently building its network marketing program through a series of meetings in Switzerland, Germany and Austria, open to marketing professionals and amateurs, interested in participating in the multi-level business opportunity offered by the Company. Management expects to launch its internet enabled credit cards through its network marketing advisors in August of 2003.

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

On May 20, 2003, the Company issued 42,000,000 shares of common stock to the shareholders of OpenLimit AG comprised of 43 individuals and entities pursuant to the terms of a stock exchange agreement relying on exemptions provided by Regulation S and Section 4(2) of the Securities Act.




The Company made this offering based on the following factors: (1) the issuances were part of isolated private transaction by the Company which did not involve a public offering; (2) the offerees were issued the Company's stock in exchange for stock; (3) the offerees stated an intention not to resell the stock and have continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between representatives of offerees and the Company.

The Company complied with the requirements of Regulation S by having no directed offering efforts made in the United States, by offering only to recipients who were outside the United States at the time the stock exchange agreement was executed, and ensuring that the entity was a non-U.S. person with an address in a foreign country.

On June 4, 2003, the Company issued 2,000,000 shares of common stock to Ahava
Investments pursuant to the terms of a finders fee agreement and a stock exchange agreement relying on exemptions provided by Regulation S and Section
4(2) of the Securities Act.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock for services rendered; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having no directed offering efforts made in the United States, by offering only to a recipient who was outside the United States at the time the finders fee agreement was executed, and ensuring that the entity was a non-U.S. person with an address in a foreign country.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 24 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K.  The following reports on Form 8-K were filed during the period covered by this Form 10-QSB:
    -------------------

(1)      On May 5, 2003 the Company reported the closing of a stock exchange agreement with the shareholders of OpenLimit AG and the appointment of certain individuals to the Company's board of directors;
(2) On May 5, 2003 the Company  reported the resignation of its auditors Clancy & Co P.L.L.C.  and the appointment of Staley Okada and Partners as the Company's auditors;
(3) On May 28, 2003 the Company  filed amended  disclosure in connection  with the  resignation  of Clancy & Co.  P.L.L.C.  as the
         Company's auditors and the appointment of Staley Okada and Partners as the Company's auditors.




                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 13th day of August, 2003.




JURE HOLDINGS, INC.



/s/ Henry Dattler
-----------------
Henry Dattler
President, Chief Executive Officer, and Director


/s/ Josef Mettler
Josef Mettler
Chief Financial Officer and Director





























  CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
              AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

We, Henry Dattler, chief executive officer and Josef Mettler, chief financial officer of Jure Holdings, Inc., certify that:
1.       We have reviewed this quarterly report on Form 10QSB of Jure Holdings, Inc.;

 2. Based on our knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

 3. Based on our knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

 4. We are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

 5. We have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

 a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. We have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: August 13, 2003

/s/ Henry Dattler               /s/ Josef Mettler
Henry  Dattler                  Josef Mettler
 Chief  Executive  Officer      Chief  Financial  Officer
INDEX TO EXHIBITS

EXHIBIT      PAGE
NO.          NO.               DESCRIPTION

3(i)(a)     *        Articles of Incorporation of the Company (incorporated by reference from the 10-SB filed with the Commission on December 31, 1999).

3(i)(b)     *        Amended Articles of Incorporation of the Company (incorporated by reference from the 10-KSB filed with the
                     Commission on April 9, 2003).

3(ii)       *        Bylaws of the Company (incorporated by reference from the 10-SB filed with the Commission on December 31,
                     1999).

10(i)       *        Stock Exchange Agreement dated April 25, 2003 between the Company and OpenLimit Holding AG.
                     (incorporated by reference with the 8-K filed with the Commission on May 5, 2003).

10(ii)      *        Debt Settlement Agreement dated December 19, 2002 between the Company and Zmax Capital Corp. (incorporated by reference from the 10-KSB filed with the Commission on April 9, 2003).

10(iii)     *        Debt Settlement Agreement dated December 19, 2002 between the Company and Shafiq Nazerali (incorporated by reference from the 10-KSB filed with the Commission on April 9, 2003).

10(iv)      *        Debt Settlement Agreement dated December 19, 2002 between the Company and Zmax Capital Corp. (incorporated by reference from the 10-KSB filed with the Commission on April 9, 2003).

10(v)       *        Debt Settlement Agreement dated December 19, 2002 between the Company and Shafiq Nazerali
                     (incorporated by reference from the 10-KSB filed with the Commission on April 9, 2003).

10(vi)      *        Subscription Agreement dated April 18, 2003 between the Company and Affaires Financieres S.A. (incorporated by reference from the 10-QSB filed with the Commission on May 14, 2003).

99.1        25      Certification Pursuant to 18 U.S.C. Section 1350, Section 906 of
                     the Sarbanes-Oxley Act of 2002


*        Disclosures submitted to the Commission in previous filings.













EXHIBIT 99.1

      CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT
                TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of the Company on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof, we, Henry Dattler, chief executive officer and Josef
Mettler, chief financial officer, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) This quarterly report complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The financial information contained in this quarterly report fairly represents, in all material respects, the financial condition and result of operations of the Company.



/s/ Henry Dattler
Henry Dattler
Chief Executive Officer
August 13, 2003


/s/ Josef Mettler
Josef Mettler
Chief Financial Officer
August 13, 2003


                                       25
