Form 10QSB
period 2003-09-30
JURE HOLDINGS INC
filed 2003-11-17
CIK 1060409

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________ .

Commission file number: 000-28731
JURE HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Florida	98-0211356
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
Zugerstrasse 76B, Baar Switzerland CH6341
(Address of principal executive office) (Postal Code)
011 41 41 560 1023
(Issuer's telephone number)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of November 14, 2003 was 48,587,084.

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term “Company” refers to Jure Holdings, Inc. (formerly known as “Thor Ventures Corp.), a Florida corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

JURE HOLDINGS, INC.

(Formerly Thor Ventures Corp.)

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEET

Expressed in US Dollars

                                                                                         As at
                                                                                   September 30               As at
                                                                                           2003         December 31
ASSETS                                                                              (Unaudited)                2002
-------------------------------------------------------------------------- --------------------- --- --------------
Current
    Cash and cash equivalents                                              $            344,268   $           3,404
    Accounts receivable                                                                  45,508                   -
    Other receivables                                                                    27,019                   -
    Due from related party                                                                    -             102,887
    Inventory                                                                           108,707                   -
    Prepaid expenses                                                                      6,453                   -
                                                                           ---- ---------------- --- --------------
                                                                                        531,955             106,291
Rights and technology (note 5)                                                                1                   -
Fixed assets (note 6)                                                                   734,454                   -
                                                                           ---- ---------------- --- --------------
                                                                           $          1,266,410   $         106,291
-------------------------------------------------------------------------- ---- ---------------- --- --------------

LIABILITIES
-------------------------------------------------------------------------- ---- ---------------- --- --------------
Current
    Accounts payable and accrued liabilities                                            182,498              14,965
    Due to related parties (note 3)                                                   2,508,157                   -
                                                                           ---- ---------------- --- --------------
                                                                                      2,690,655              14,965
                                                                           ---- ---------------- --- --------------

Going Concern (note 1)

SHAREHOLDERS' EQUITY (DEFICIENCY)
-------------------------------------------------------------------------- ---- ---------------- --- --------------
Capital Stock
  Authorized: 200,000,000 common shares with a par value of $ 0.01
  Issued and outstanding: 48,017,084 (December 31, 2002: 22,000) common
     shares.                                                               $            456,171   $         158,737
  Additional paid-in capital                                                          (297,078)                   -
  Accumulated other comprehensive income                                               (30,008)                   -
Deficit accumulated during the development stage                                    (1,553,330)            (67,411)
                                                                           ---- ---------------- --- --------------
                                                                                    (1,424,245)              91,326
                                                                           ---- ---------------- --- --------------
                                                                            $         1,266,410   $         106,291
-------------------------------------------------------------------------- ---- ---------------- --- --------------
The accompanying notes are an integral part of these financial statements

JURE HOLDINGS, INC.

(Formerly Thor Ventures Corp.)

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF OPERATIONS

Expressed in US Dollars

(Unaudited)

                                                   2003                                 2002
                                 Three Months Ended     Nine Months Ended    Three Months    Nine Months   Inception to
                                    September 30           September 30          Ended          Ended        September
                                                                             September 30   September 30     30, 2003
------------------------------- ---------------------- --------------------- -------------- -------------- --------------

Revenue                                240,478                240,478               -              -              240,478
                                ---------------------- --------------------- -------------- -------------- --------------

Cost of Goods Sold                      40,080                 40,080               -              -               40,080
                                ---------------------- --------------------- -------------- -------------- --------------

Gross Profit                           200,398                200,398               -              -              200,398
                                ---------------------- --------------------- -------------- -------------- --------------

General and Administrative
Expenses
    Advertising                         14,980                 42,834               -              -               42,834

    Consultants and salaries           535,325                813,210               -              -              863,421
    Depreciation                         4,452                 14,216               -              -               14,216

    Office and miscellaneous            48,938                111,150               -              -              113,381
    Professional fees                    8,126                218,743               -              -              233,491
    Rent                                10,708                 54,489               -              -               54,489
                                                                                    -              -
    Information technology              24,730                 80,102                                              80,102

    Shareholder information              2,515                  8,040               -              -                8,040
    Transfer agent fees                  1,019                  6,465               -              -                6,465
    Travel                              16,561                 82,385               -              -               82,385

                                ---------------------- --------------------- -------------- -------------- --------------
                                       667,354              1,431,634               -              -            1,498,824
                                ---------------------- --------------------- -------------- -------------- --------------
                                                                                    -              -
Loss Before the Following            (466,956)            (1,231,236)                                         (1,298,426)
    Acquisition of                                                                  -              -
    Bonneville  (note 8)                     -              (267,405)                                           (267,405)
    Corporate tax                        3,044                  3,044               -              -                2,828
    Interest income                     11,532                  9,678               -              -                9,673

                                ---------------------- --------------------- -------------- -------------- --------------

Net Loss For The Period              (452,380)            (1,485,919)               -              -          (1,553,330)
------------------------------- ---------------------- --------------------- -------------- -------------- --------------

Loss per Share
    Weighted average shares
    outstanding                     48,017,084             45,476,537
------------------------------- ---------------------- --------------------- -------------- -------------- --------------
    Basic and diluted                   (0.01)                 (0.03)
------------------------------- ---------------------- --------------------- -------------- -------------- --------------
The accompanying notes are an integral part of these financial statements

JURE HOLDINGS, INC.

(Formerly Thor Ventures Corp.)

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

Expressed in US Dollars

(Unaudited)

                                                                              For The Nine Months Ended September 30

                                                            Cumulative Since         2003               2002
                                                                Inception
--------------------------------------------------------------------------------------------------------------------
Operating
    Net loss                                                 $     (1,553,330) $      (1,485,919)  $               -
    Items not involving an outlay of cash:
        Depreciation                                                    14,216             14,216                  -
    Changes in non-cash working capital items:
        Accounts receivable                                           (45,508)           (45,508)                  -
        Other receivables                                             (27,019)           (27,019)                  -
        Inventory                                                    (108,707)          (108,707)                  -
        Prepaid expenses                                               (6,453)            (6,453)                  -
        Accounts payable and accrued liabilities                       182,498            167,533                  -
                                                           ---------------------------------------------------------
                                                                   (1,544,303)        (1,491,857)                  -
                                                           ---------------------------------------------------------

Investing
    Amounts due to/from related parties                              2,508,157          2,611,044                  -
    Acquisition of capital assets                                    (748,315)          (748,315)                  -
                                                           ---------------------------------------------------------
                                                                     1,759,842          1,862,729                  -
                                                           ---------------------------------------------------------

Financing
    Comprehensive income                                              (30,008)           (30,008)                  -
    Capital contribution                                               158,737                  -                  -

                                                           ---------------------------------------------------------
                                                                       128,729           (30,008)                  -
                                                           ---------------------------------------------------------

Net increase in cash                                                   344,268            340,864                  -

Cash, beginning of period                                                    -              3,404                  -
                                                           ---------------------------------------------------------

Cash, end of period                                          $         344,268 $          344,268  $               -
--------------------------------------------------------------------------------------------------------------------

Schedule of Non-Cash Transactions
    Acquisition of Rights and Technology by the Issuance
    of  Shares                                               $               1 $                1  $               -
--------------------------------------------------------------------------------------------------------------------

    Acquisition of net assets of Jure Holdings, Inc.         $             355 $              355  $               -
--------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements

JURE HOLDINGS, INC.

(Formerly Thor Ventures Corp.)

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

Expressed in U.S. Dollars

(Unaudited)

1. Organization and Going Concern

Jure Holdings, Inc. (formerly Thor Ventures Corp.) (“the Company”) was incorporated on September 12, 1989, under the laws of the State of Florida with an authorized capital of 500,000 shares of $0.01 par value preferred stock and 200,000,000 shares of $0.01 par value common stock.

On April 11, 2003 the Company entered into a Stock Exchange Agreement (“Agreement”) with OpenLimit Holding AG (“OpenLimit”), a Swiss corporation, wherein the Company agreed to issue to the shareholders of OpenLimit 42,000,000 shares in exchange for the 4,200,000 shares that constitute all the issued and outstanding shares of OpenLimit. OpenLimit wholly owns OpenLimit Access Marketing AG, a Swiss corporation; OpenLimit Marketing AG, a German corporation; Bonneville Group AG, a Swiss corporation; SignCubes GmBH, a German corporation; OpenLimit Tower AG, a Swiss corporation; OpenLimit Services AG, a Swiss corporation and Openlimit Services GmbH, a German corporation. On April 25, 2003 OpenLimit completed the reverse acquisition under a Stock Exchange Agreement (“RTO”) with the Company. The Company had 200,000,000 shares authorized and 3,617,084 shares of common stock issued and outstanding (unaudited). Pursuant to the RTO, all of the 4,200,000 issued and outstanding shares of common stock of OpenLimit were exchanged for 42,000,000 shares of the Company, on a 10 to 1 basis.

Immediately after the RTO, the management of OpenLimit took control of the board and officer positions of the Company, therefore reflecting a change of control. Because the former owners of OpenLimit end up with control of the Company, the transaction would normally be considered a purchase by OpenLimit. However, since the Company is not a business, the transaction is not a business combination. Instead, the transaction is accounted for as a recapitalization of OpenLimit and the issuance of stock by OpenLimit (represented by the outstanding shares of the Company) for the assets and liabilities of the Company. The value of the net assets of the Company is the same as their historical book value.

In connection with the terms of the Merger, the Company issued 2,400,000 shares of its restricted common stock to third parties as finders’ fees.

The merged entity trades on the Over the Counter Bulletin Board (“OTCBB”) in the United States under the symbol “JURH”.

OpenLimit was incorporated in the Canton of Aargua, Switzerland on June 15, 2001 under the name LuBeck AG and re-registered in the Canton of Zug, Switzerland, effective August 27, 2002, at which time the name was changed to OpenLimit Holding AG. OpenLimit was inactive until October 2002.

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

Going Concern and Liquidity Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at September 30, 2003, the Company has a loss from operations, an accumulated deficit of $ 1,553,330 and has incurred an accumulated operating cash flow deficit of $ 1,544,303 since incorporation. The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2003.

Thereafter, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time, and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

In response to these problems, management intends to raise additional funds through future private placement offerings. Management expects its increased marketing efforts to result in future sales. There can be no assurances, however, that management’s expectations of future sales will be realized.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Significant Accounting Policies

a)          Fiscal Period

              The Company’s fiscal year ends on December 31.

b)          Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. These estimates and assumptions are based on the Company’s historical results as well as management’s future expectations. The Company’s actual results could vary materially from management’s estimates and assumptions.

c) Risks and Uncertainties

The Company operates in an emerging industry that is subject to market acceptance and technological change. The Company’s operations are subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with operating an emerging business, including the potential risk of business failure.

d) Cash and Cash Equivalents

Cash equivalents consist of highly liquid debt instruments purchased with an initial maturity of three months or less.

e)  Inventory

Inventory is stated at the lower of cost or market. Cost includes all costs of purchase, cost of conversion and other costs incurred in bringing the inventory to its present location and condition, and is calculated using the weighted average method. Market value is determined by reference to the sales proceeds of items sold in the ordinary course of business after the balance sheet date or to management estimates based on prevailing market conditions.

f)  Property, Plant, Equipment and Depreciation

Property, plant and equipment are stated at cost. Depreciation is computed using the straight line method to allocate the cost of depreciable assets over the estimated useful lives of the assets as follows:

Estimated useful life)
(in years)

Furniture and fixtures	4-8
Transportation equipment	5
Miscellaneous equipment	3-10

Maintenance, repairs and minor renewals are charged directly to the statement of operations as incurred. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the financial statements and any resulting gain or loss is included in the statement of operations.

g)  Long Lived Assets

Long lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Management does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or the manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, management measures fair market value based on the quoted market prices or based on discounted estimates of future cash flows.

h)  Revenue Recognition

Revenues are recognized when all of the following criteria have been met: persuasive evidence for an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collection is reasonably assured.

i)  Foreign Currency Transactions

The Company records all transactions with foreign suppliers in accordance with SFAS No. 57, “Foreign Currency Translation.” When an invoice is received, the Company translates these amounts to U.S. dollars at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange gain or loss results.

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

j)  Advertising

The Company expenses the cost of advertising when incurred. Advertising expenses are included in selling, general and administrative expenses in the accompanying statements of operations.

k)  Shipping and Handling Charges

Shipping and handling costs are included in cost of goods sold in the accompanying statements of operations in accordance with Emerging Issues Task Force (“EITF”) No. 00-10, “Accounting for Shipping and Handling Fees and Costs”.

l)  Income Taxes

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

m)  Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, consisting of its cash and cash equivalents, accounts receivable, other accounts receivable, related party payables, accounts payable and accrued liabilities, materially approximated their respective fair values at each balance sheet date due to the immediate or short-term maturity of these financial instruments. The fair value of long-term notes payable is based on current rates at which the Company could borrow funds with similar remaining maturities.

n)  Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party receivables. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company’s management also routinely assesses the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

o)  Derivative Financial Instruments

The Company was not a party to any derivative financial instruments during any of the reported fiscal periods.

p)  Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” changed the way public companies report information about segments of their business in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company currently operates in one segment, as disclosed in the accompanying statements of operations.

q)  Stock-Based Compensation

The Company accounts for stock-based compensation issued to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees”. Under the intrinsic value method, compensation is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation, if any, is recognized over the applicable service period, which is usually the vesting period. The Financial Accounting Standards Board (“FASB”) has issued SFAS No. 123 “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123” and interpreted by FASB Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25.” This standard, if fully adopted, changes the method of accounting for all stock-based compensation to the fair value method. For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

The adoption of the accounting methodology of SFAS No. 123 for employees is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as if the Company had adopted the cost recognition requirements under SFAS No. 123, are required to be presented.

As at September 30, 2003, the Company had no stock-based compensation plans nor had it granted options to employees. The Company would account for such grants under the recognition and measurement principles of APB 25, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as no options had been granted.

r)  Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.

s)  Earnings per Share

The Company computes net loss per common share using SFAS No. 128 “Earnings Per Share.” Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at September 30, 2003 and 2002. Because the Company has incurred net losses and has no potentially dilutive common shares, basic and diluted loss per share are the same. Additionally, for purposes of calculating diluted loss per share, there were no adjustments to net loss.

t)  Treasury Stock

The Company accounts for acquisitions of treasury stock under the cost method. Treasury stock is recorded as a separate component of stockholders’ equity at cost, and paid-in capital accounts are not adjusted until the time of sale, retirement or other disposition.

u)  Software Costs

The Company’s policy is that software development costs related to the product line are charged to expense as incurred in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”.

Costs for internal use software, whether developed or obtained, are assessed to determine whether they should be capitalized or expensed in accordance with American Institute of Certified Public Accountants’ Statement (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Capitalized software costs, if any, will be reflected as fixed assets on the statements of financial condition.

v)  Interim Financial Information

The interim financial information for the period ended September 30, 2003 is unaudited. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair representation of the results of the interim period. The results of operations for the period ended September 30, 2003 are not necessarily indicative of the results for the entire year.

w)  Recently Adopted Accounting Standards

In June 2001, the FASB issued SFAS No. 141, “Business Combinations”. SFAS No. 141 mandates the purchase method of accounting for all business combinations initiated after 30 June 2001. In addition, SFAS No. 141 addresses the accounting for intangible assets and goodwill acquired in business combinations completed after 30 June 2001. The Company adopted SFAS No. 141, as required, with no material impact on its financial statements.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which revises the accounting for purchased goodwill and other intangible assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives will no longer be systematically amortized into operating results. Instead, each of these assets will be tested, in the absence of an indicator of possible impairment, at least annually, and upon an indicator of possible impairment, immediately. The Company adopted SFAS No. 142, as required, on 1 January 2002 with no material impact on its financial statements.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related obligation for its recorded amount or incurs a gain or loss upon settlement. The Company adopted SFAS No. 143, as required, on January 1, 2003 with no material impact on its financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. SFAS No. 144 was issued to resolve certain implementation issues that had arisen under SFAS No. 121. Under SFAS No. 144, a single uniform accounting model is required to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and certain additional disclosures are required. The Company adopted SFAS No. 144, as required, with no material impact on its financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Finally, SFAS No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company adopted the provisions of SFAS No. 145 that amended SFAS No. 13, as required, on 15 May 2002 for transactions occurring after such date with no material impact on its financial statements. The Company adopted the remaining provisions of SFAS No. 145, as required, on 1 January 2003 with no material impact on its financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 was issued to address the financial accounting and reporting of costs associated with exit or disposal activities, unless specifically excluded. SFAS No. 146 requires that a liability for a cost associated with a covered exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that is incurred over time. If employees are not required to render service until they are terminated in order to receive the one-time termination benefits or if employees will not be retained to render services beyond the minimum retention period (as dictated by existing law, statute or contract, or in the absence thereof, 60 days), a liability for the termination benefits shall be recognized and measured at its fair value at the communication date. If employees are required to render service until they are terminated in order to receive the on-time termination benefits and will be retained to render service beyond the minimum retention period, a liability for the termination benefits shall be measured initially at the communication date based on the fair value of the liability as of the termination date. The liability shall be recognized ratably over the future service period. SFAS No. 146 also dictates that a liability for costs to terminate an operating lease or other contract before the end of the term shall be recognized when the entity terminates the contract in accordance with the contract terms. A liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the entity is to be recognized and measured at its fair value when the entity ceases using the right conveyed by the contract. SFAS No. 146 further dictates that a liability for other covered costs associated with an exit or disposal activity be recognized and measured at its fair value in the period in which the liability is incurred. The Company adopted SFAS No. 146, as required, on January 1, 2003 with no material impact on its financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted SFAS No. 148, as required, on January 1, 2003 with no material impact on its financial statements.

On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group (“DIG”) process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with the implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS No. 149, as required, on July 1, 2003 with no material impact on its financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150, as required, on July 1, 2003 with no material impact on its financial statements.

3. Related Party Balances and Transactions

The amounts due to related party is to a director of the Company and are non-interest bearing and are due on demand. Including in salary and consulting is:

        $134,478 paid to a director of the Company.

        $93,100 paid to an officer of the Company.

        $13,375 paid to a director of the Company

4. Income Taxes

The income taxes of the Company are substantially attributable to the operations in Switzerland whose statutory tax rate is 0.5 — 1.5% based on capital and reserves. This is paid on a yearly basis.

5. Rights and Technology

During the period, the Company purchased, from a related party, the rights to use, exclusively, the digital signature and encryption software. As consideration, the Company issued 3,980,000 common shares. Since this is a related party transaction the right as well as the consideration given up (being the issuance of shares) have been recorded, on the related party’s cost basis, which has been deemed to be the nominal value of $1.

6. Capital Assets

        Details are as follows:

                                                                                         2003               2002
                                                                 Accumulated          Net Book           Net Book
                                                     Cost       Depreciation             Value              Value
                                        ------------------ ------------------ ----------------- ------------------
Office equipment                        $          97,122  $          8,529   $         88,593  $               -
Mobile equipment                                   78,233             5,687             72,546                  -
Computer hardware, software and
licenses                                          573,315                 -            573,315                  -
                                        ---- ------------- --- -------------- --- ------------- ---- -------------
                                        ---- ------------- --- -------------- --- ------------- ---- -------------
                                        $         748,670  $         14,216   $        734,454  $               -
                                        ---- ------------- --- -------------- --- ------------- ---- -------------

7. Share Capital

      a) At the date of incorporation, the Company issued 100 shares of common stock at CHF 1,000 each for total consideration of CHF 100,000 or $72,153. On August 14, 2002, the Company's shareholder split the number of shares on a 100 for 1 basis so that a total of 10,000 shares were outstanding. All share information presented in these financial statements reflect the shares on a post split basis.

b) On October 4, 2002, the Company issued to the sole shareholder a further 12,000 common shares at a subscription price of 10 CHF for a gross amount of $86,584.

c) During the period, the Company split the number of outstanding shares on a 10 new for 1 old basis.

8. Acquisition of Subsidiary

On April 11, 2003, the Company purchased, from a related party, a company named Bonneville, incorporated March 21, 1995 in Switzerland, and its wholly-owned subsidiary, SignCubes GMBH, incorporated October 14, 2002 in Germany. As consideration, the Company paid 100,000 CHF (approximately $72,280), that being the nominal share value of Bonneville. At the date of the acquisition, the Consolidated Balance Sheet of Bonneville was as follows :

Cash and cash equivalents	$ 9,918
Third Party receivables	108,482
Other receivables	19,685
Prepaid expenses	2,804

140,889
Fixed assets, at net book value	104,950

$ 245,839

Bank overdraft	$ 7,022
Accounts payable	18,746
Due to related parties	406,161
Accrued liabilities	9,035

440,964

Share capital	72,280
Legal reserve	7,228
Deficit	(274,633)

(195,125)

$ 245,839

The purchase method of accounting has been used and the excess purchase price paid over fair value for identifiable net assets ($267,405) will be allocated directly to deficit as the excess relates to research and development of intangible assets, being rights and software development related to certain parts of the Company’s technology that will be for sale.

9.	Commitments and Subsequent Events

a)

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

b)	Subsequent to September 30, 2003, the Company is arranging a financing of up to $3,000,000 at a price of $0.75 per share. Commission will be paid, in cash, equal to $0.15 per share.

c)

During the period, the Company signed an agreement with T-Systems International GMBH (“T-Systems”), a division of Deutsche Telekom AG, whereby T-Systems will analyze and model the Company’s smartcard technology for integration into T-Systems’ business. Preliminary budget figures to accomplish this have been estimated at between $175,000 and $330,000.

The Company and T-Systems also agreed to specific terms for support and services by T-Systems to the Company, with relation to the Internet Credit Card with digital signature. These terms include commissions based on dollar usage of the smartcards, credit rating service costs, specific credit risk premiums and pre-financing costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this registration statement. The Company’s fiscal year end is December 31.

General

On April 11, 2003 the Company entered into a stock exchange agreement with OpenLimit Holding AG, a Swiss corporation, wherein the Company agreed to issue to the shareholders of OpenLimit 42,000,000 shares in exchange for the 4,200,000 shares that constitute all the issued and outstanding shares of OpenLimit.

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

Results of Operations

Sales

Sales for the three months ended September 30, 2003 were $240,478 from $0 for the three month period ended September 30, 2002. Sales for the nine months ended September 30, 2003 were $240,478 from $0 for the nine month period ended September 30, 2002. The realization of initial revenues within the last three months of this year is attributable to the commencement of sales of the OpenLimit package. The Company anticipates that revenues will continue to increase as it expands sales of the OpenLimit package and begins to recognize revenue incidental to the use of the OpenLimit package over the next twelve months.

Losses

Net losses for the three months ended September 30, 2003 were $452,380 from $0 for the three month period ended September 30, 2002. Net losses for the nine months ended September 30, 2003 were $1,485,919 as compared to net losses of $0 for the nine month period ended September 30, 2002. Net losses for the three and nine month periods can be attributed to the Company’s lack of revenue recognition until the current period and the expenses related to establishing its business. The Company expects to continue to reduce net losses over the next twelve months as revenues increase.

Expenses

Selling, general and administrative expenses for the three months ended September 30, 2003 were $667,354 from $0 for the three month period ended September 30, 2002. Selling, general and administrative expenses for the nine months ended September 30, 2003 were $1,431,634 from $0 for the nine month period ended September 30, 2002. The significant selling, general and administrative expenses are a result of high personnel costs and the costs associated with establishing the Company’s business. The Company expects that selling, general and administrative expenses will decline over the next twelve months as the Company’s corporate structure is now in place.

Cost of goods sold for the three months ended September 30, 2003 was $40,080 from $0 for the three month period ended September 30, 2002. Cost of goods sold for the nine months ended September 30, 2003 was $40,080 as compared to $0 for the nine month period ended September 30, 2002. The Company expects that the cost of goods sold will rise in relation to increases in revenue over the next twelve months.

Depreciation expenses for the nine months ended September 30, 2003 and September 30, 2002 were $14,216 and $0 respectively.

Income Tax Expense (Benefit)

The Company has an income tax benefit resulting from net operating losses to offset operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years. The Company believes that it can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flow used in operations was $1,491,857 for the nine months ended September 30, 2003, as compared to cash flow used in operations of $0 for the nine months ended September 30, 2002. Negative cash flows from operating activities are primarily attributable to losses realized in the establishment of the Company’s business.

Cash flow used in financing activities was $30,008 for the nine months ended September 30, 2003 and $0 for the nine months ended September 30, 2002. The cash flows used in financing activities was due to changes in the foreign exchange rates between the Swiss Franc, the Euro and the U.S. Dollar.

The Company has funded its cash needs from inception through September 30, 2003 through revenues and a series of debt and equity transactions, including several private placements. The bulk of these transactions have taken place outside the United States. Since the Company has only recently realized revenues it may still require new debt or equity transactions to satisfy cash needs over the next twelve months.

Capital Expenditures

Cash flows from investing activities in property, equipment and intellectual property in the nine months ended September 30, 2003 and 2002 was $1,862,729 and $0 respectively.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s chief executive officer and the Company’s chief financial officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of September 30, 2003, the chief executive officer and the chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on their evaluation as of September 30, 2003, the chief executive officer and the chief financial officer have concluded that there were no significant changes in the Company’s internal controls over financial reporting or in any other areas that could significantly affect the Company’s internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 18, 2003, the Company’s board of directors adopted resolutions proposing and declaring advisable an amendment to our articles of incorporation. Specifically, the board of directors proposed that the Company’s articles of incorporation be amended to permit a change in the Corporation’s name from “Jure Holdings, Inc.” to “OPENLIMIT, Inc., that the Company’s bylaws be amended to permit a reduction in the quorum requirement for meetings of the Company’s shareholders and to confirm Henry Dattler, Josef Mettler and Beat Baer as comprising the Company’s board of directors.

On September 19, 2003, pursuant to Shareholders Action in Lieu of an Extraordinary Special Meeting of the Shareholders, the amendment to the Company’s articles of incorporation was adopted by the written consent of holders of 24,637,000 or 51.3% of the Company’s common shares constituting a majority of the issued and outstanding shares entitled to vote thereon in accordance with the provisions set forth in the State of Florida Corporate Statutes Title XXXVI, Chapter 607.0704 and Article II, Section 12 of the Company’s bylaws. The change in the Company’s name to OPENLIMIT, Inc. will be effective on filing with the Florida Secretary of State.

On September 19, 2003, pursuant to Shareholders Action in Lieu of an Extraordinary Special Meeting of the Shareholders, the amendment to the Company’s bylaws was adopted by the written consent of holders of 24,637,000 or 51.3% of the Company’s common shares constituting a majority of the issued and outstanding shares entitled to vote thereon. The change in the Company’s quorum requirements for meetings of its shareholders will be effective on the filing of the amendment to the Company’s articles of incorporation with the Florida Secretary of State.

On September 19, 2003, pursuant to Shareholders Action in Lieu of an Extraordinary Special Meeting of the Shareholders, the appointments of Henry Dattler, Josef Mettler and Beat Baer as comprising the Company’s board of directors were approved by the written consent of holders of 24,637,000 or 51.3% of the Company’s common shares constituting a majority of the issued and outstanding shares entitled to vote thereon.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 23 of this Form 10-QSB, and are incorporated herein by this reference.

(b)	Reports on Form 8-K. The Company filed no disclosures on Form 8-K during the period covered by this report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 14th day of November, 2003.

JURE HOLDINGS, INC.

/s/ Henry Dattler

Henry Dattler

President, Chief Executive Officer, and Director

/s/ Josef Mettler

Josef Mettler

Chief Financial Officer and Director

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Articles of Incorporation of the Company (incorporated by reference from the 10-SB filed with the Commission on December 31, 1999)
3(i)(b)	*	Amended Articles of Incorporation of the Company (incorporated by reference from the 10-KSB filed with the Commission on April 9, 2003).
3(i)(c)	Attached	Amended Articles of Incorporation of the Company.
3(ii)(a)	*	Bylaws of the Company (incorporated by reference from the 10-SB filed with the Commission on December 31, 1999).
3(ii)(b)	Attached	Amended Bylaws of the Company.
10(i)	*	Stock Exchange Agreement dated April 25, 2003 between the Company and OpenLimit Holding AG. (incorporated by reference with the 8-K filed with the Commission on May 5, 2003).
10(ii)	*	Debt Settlement Agreement dated December 19, 2002 between the Company and Zmax Capital Corp. (incorporated by reference from the 10-KSB filed with the Commission on April 9, 2003).
10(iii)	*	Debt Settlement Agreement dated December 19, 2002 between the Company and Shafiq Nazerali (incorporated by reference from the 10-KSB filed with the Commission on April 9, 2003).
10(iv)	*	Debt Settlement Agreement dated December 19, 2002 between the Company and Zmax Capital Corp. (incorporated by reference from the 10-KSB filed with the Commission on April 9, 2003).
10(v)	*	Debt Settlement Agreement dated December 19, 2002 between the Company and Shafiq Nazerali (incorporated by reference from the 10-KSB filed with the Commission on April 9, 2003).
10(vi)	*	Subscription Agreement dated April 18, 2003 between the Company and Affaires Financieres S.A. (incorporated by reference from the 10-QSB filed with the Commission on May 14, 2003).
31(a)	Attached	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Attached	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Attached	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Attached	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Disclosures submitted to the Commission in previous filings.