Form 10KSB
period 2003-12-31
OPENLIMIT INC
filed 2004-04-14
CIK 1060409

- See Accompanying Notes -

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Articles of Incorporation of the Company (incorporated by reference from the 10-SB filed with the Commission on December 31, 1999)
3(i)(b)	*	Amended Articles of Incorporation of the Company (incorporated by reference from the 10-KSB filed with the Commission on April 9, 2003).
3(i)(c)	*	Amended Articles of Incorporation of the Company.
3(ii)(a)	*	Bylaws of the Company (incorporated by reference from the 10-SB filed with the Commission on December 31, 1999).
3(ii)(b)	*	Amended Bylaws of the Company.
10(i)	*	Stock Exchange Agreement dated April 25, 2003 between the Company and OpenLimit Holding AG. (incorporated by reference with the 8-K filed with the Commission on May 5, 2003).
10(ii)	*	Debt Settlement Agreement dated December 19, 2002 between the Company and Zmax Capital Corp. (incorporated by reference from the 10-KSB filed with the Commission on April 9, 2003).
10(iii)	*	Debt Settlement Agreement dated December 19, 2002 between the Company and Shafiq Nazerali (incorporated by reference from the 10-KSB filed with the Commission on April 9, 2003).
10(iv)	*	Debt Settlement Agreement dated December 19, 2002 between the Company and Zmax Capital Corp. (incorporated by reference from the 10-KSB filed with the Commission on April 9, 2003).
10(v)	*	Debt Settlement Agreement dated December 19, 2002 between the Company and Shafiq Nazerali (incorporated by reference from the 10-KSB filed with the Commission on April 9, 2003).
10(vi)	*	Subscription Agreement dated April 18, 2003 between the Company and Affaires Financieres S.A. (incorporated by reference from the 10-QSB filed with the Commission on May 14, 2003).
14	Attached	Code of Ethics adopted March 1, 2004.
31(a)	Attached

Certification of the Chief Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Attached

Certification of the Chief Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Attached	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Attached	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Disclosures submitted to the Commission in previous filings.