Form 10QSB
period 2004-03-31
OPENLIMIT INC
filed 2004-05-14
CIK 1060409

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[**X**] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended **March 31, 2004**.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to _______.

Commission file number: **000-28731**

OPENLIMIT, INC.

(Formerly known as "Jure Holdings, Inc.")
(Exact name of small business issuer as specified in its charter)

Florida	**98-0211356**
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Zugerstrasse 76B, Baar Switzerland CH 6341
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

Yes **X** No

The number of outstanding shares of the registrant's common stock, $0.01 par value (the only class of voting stock), as of May 14, 2004 was 54,442,511.

TABLE OF CONTENTS

Page

PART I.
ITEM 1. FINANCIAL STATEMENTS	3
Unaudited Interim Consolidated Balance Sheet as of March 31, 2004	4
Unaudited Interim Consolidated Statement of Changes in Stockholders Equity (Deficit) for the period from Inception to March 31, 2004	5
Unaudited Interim Consolidated Statement of Operations for the three months ended March 31, 2004 and 2003 and the period since Date of Inception to March 31, 2004	6
Unaudited Interim Consolidated Statement of Cash Flows for the three months ended March 31, 2004 and 2003 and the period since Date of Inception to March 31, 2004	7
Notes to Unaudited Interim Consolidated Financial Statements	8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS	12
ITEM 3. CONTROLS AND PROCEDURES	16
PART II.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	16
SIGNATURES	17
INDEX TO EXHIBITS	18
2

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term "Company" refers to OPENLiMiT, Inc. (formerly known as "Jure Holdings, Inc."), a Florida corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited interim consolidated financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

OPENLIMIT, INC.

(Formerly Jure Holdings, Inc.)

(a Development Stage Company)

Interim Consolidated Balance Sheet

Statement 1

US Funds

ASSETS	As At 31 March 2004 (unaudited)	As At 31 December 2003
Current		
Cash and cash equivalents	$ 81,736	$ 101,356
Other receivables	30,754	88,352
Inventory	154,443	143,346
Prepaid expenses	28,514	14,127
	295,447	347,181
Rights and Technology *(Note 4)*	1	1
Property, Plant and Equipment *(Note 5)*	424,346	327,223
	$ 719,794	$ 674,405

LIABILITIES		
Current		
Accounts payable	$ 316,630	$ 185,245
Accrued liabilities	67,913	90,413
Deferred revenue	24,965	33,057
Loans payable *(Note 6)*	515,392	-
Due to related party *(Note 7)*	1,349,087	1,130,814
	2,273,987	1,439,529
Going Concern *(Note1)*		

SHAREHOLDERS' DEFICIENCY		
Capital Stock		
Preferred stock		
Authorized: 500,000 with $0.01 par value		
Issued and outstanding: nil		
Common stock		
Authorized: 200,000,000 with $0.01 par value		
Issued and allotted: 54,442,511 (December 31, 2002- 220,000) - *Statement 2*	544,425	544,425
Additional paid-in capital - *Statement 2*	2,647,339	2,647,339
Accumulated comprehensive loss - *Statement 2*	(232,588)	(271,624)
Deficit – accumulated during the development stage	(4,513,369)	(3,685,264)
	(1,554,193)	(765,124)
	$ 719,794	$ 674,405

- See Accompanying Notes -

OPENLIMIT, INC.
(Formerly Jure Holdings, Inc.)
(a Development Stage Company)
Interim Consolidated Statement of Changes in Shareholders' Equity (Deficiency)
(Unaudited)
US Funds

Statement 2

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Accumulated Comprehensive Loss	Total Equity (Deficiency)
Shares for cash at CHF 100 per share – June 15, 2001	1,000	$ 10	$ 72,143	$ -	$ -	$ 72,153
Net income	-	-	-	-	-	-
Balance – December 31, 2001	1,000	10	72,143	-	-	72,153
Shares split 100 new for 1 old – August 14, 2002	99,000	990	(990)	-	-	-
Shares for cash at CHF 1 per share – October 4, 2002	120,000	1,200	85,384	-	-	86,584
Net loss	-	-	-	(67,411)	-	(67,411)
Balance – December 31, 2002	220,000	2,200	156,537	(67,411)	-	91,326
Shares stock split 10 new for 1 old – February 3, 2003	1,980,000	19,800	(19,800)	-	-	-
Shares for rights and technology – February 3, 2003	39,800,000	398,000	(397,999)	-	-	1
Balance – April 24, 2003	42,000,000	420,000	(261,262)	(67,411)	-	91,327
Acquisition of Jure Holdings, Inc. - Recapitalization	3,617,084	36,171	(35,816)	-	-	355
Finders' fee for acquisition of Jure Holdings, Inc.	2,400,000	24,000	(24,000)	-	-	-
Shares for consulting services	770,000	7,700	646,800	-	-	654,500
Shares allotted for debt	5,365,427	53,654	2,092,517	-	-	2,146,171
Shares allotted for consulting	10,000	100	7,900	-	-	8,000
Shares allotted for consulting	280,000	2,800	221,200	-	-	224,000
Net loss	-	-	-	(3,617,853)	-	(3,617,853)
Foreign exchange loss	-	-	-	-	(271,624)	(271,624)
Balance – December 31, 2003	54,442,511	544,425	2,647,339	(3,685,264)	(271,624)	(765,124)
Foreign exchange gain	-	-	-	-	39,036	39,036
Net loss	-	-	-	(828,105)	-	(828,105)
Balance – March 31, 2004 - Shares issued and allotted	54,442,511	$ 544,425	$ 2,647,339	$ (4,513,369)	$ (232,588)	$ (1,554,193)

- See Accompanying Notes -

OPENLIMIT, INC.
(Formerly Jure Holdings, Inc.)
(a Development Stage Company)
Interim Consolidated Statement of Operations

Statement 3

(Unaudited)
US Funds

	From Incorporation June 15, 2001 to March 31, 2004	For the Period Ended March 31, 2004	For the Period Ended March 31, 2003
Revenue	$ 463,891	$ 135,343	$ -
Cost of Goods Sold	132,777	25,096	-
Gross Profit (71.4%, 81.5%, N/A)	331,114	110,247	-
General and Administrative Expenses			
Advertising	238,197	94,871	-
Bad debts	79,528	-	-
Listing and filing fees	21,232	10,250	-
Consulting and salaries	2,938,236	588,059	43,923
Depreciation	97,909	14,145	-
Office and miscellaneous	350,734	82,525	32,464
Professional fees	495,163	39,619	-
Rent	131,099	41,109	-
Information technology	39,370	4,082	35,387
Travel	176,730	65,481	-
	4,568,198	940,141	111,774
Loss Before the Following	(4,237,084)	(829,894)	-
Loss on acquisition of Bonneville	(267,405)	-	-
Corporate tax	(216)	-	-
Interest income (expense)	(8,664)	1,789	(96)
Loss For The Period	$ (4,513,369)	$ (828,105)	$ (111,870)
Loss per Share – Basic and diluted		(0.02)	(0.00)
Weighted Average Shares Outstanding		50,161,093	26,216,444

- See Accompanying Notes -

OPENLIMIT, INC.
(Formerly Jure Holdings, Inc.)
(a Development Stage Company)
Interim Consolidated Statement of Cash Flows

Statement 4

(Unaudited)
US Funds

	From Incorporation June 15, 2001 to March 31, 2004	For the Period Ended March 31, 2004	For the Period Ended March 31, 2003
Operating			
Loss for the period	$ (4,513,369)	$ (828,105)	$ (111,870)
Items not involving an outlay of cash:			
Depreciation	97,909	14,145	-
Shares for consulting services	886,500	-	-
Loss on acquisition of Bonneville	267,405	-	-
Changes in non-cash working capital items:			
Other receivables	(30,754)	57,598	-
Inventory	(154,443)	(11,097)	-
Prepaid expenses	(28,514)	(14,387)	(278)
Accounts payable	331,595	131,385	39,429
Accrued liabilities	52,948	(22,500)	554
Deferred revenue	24,965	(8,092)	-
	(3,065,758)	(681,053)	(72,165)
Investing			
Acquisition of property, plant and equipment	(417,305)	(111,268)	(38,437)
Net monetary assets acquired – Jure Holdings, Inc.	355	-	-
Acquisition of Bonneville	(72,280)	-	-
Net monetary assets acquired – Bonneville	(300,075)	-	-
	(789,305)	(111,268)	(38,437)
Financing			
Amounts due to/from related parties	1,349,087	218,273	137,391
Loan received from unrelated party	2,661,563	515,392	-
Share issuances	158,737	-	-
	4,169,387	733,665	137,391
Effect of exchange rate changes on cash and cash equivalents	(232,588)	39,036	2,487
Net increase in cash and cash equivalents	81,736	(19,620)	29,276
Cash and cash equivalents, beginning of period	-	101,356	3,404
Cash and cash equivalents, end of period	$ 81,736	$ 81,736	$ 32,680
Schedule of Non-Cash Investing and Financing items			
Shares issued for acquisition of rights and technology	$ 1	$ -	$ 1
Shares issued for acquisition of Jure Holdings, Inc.	$ 355	$ -	$ -
Shares issued and allotted for consulting services	$ 886,500	$ -	$ -
Shares allotted for debt	$ 2,146,171	$ -	$ -

- See Accompanying Notes -

OPENLIMIT, INC.
(Formerly Jure Holdings, Inc.)
(a Development Stage Company)
Notes to the Interim Consolidated Financial Statements

For the Period Ended March 31, 2004 (Unaudited)
US Funds

---

1. Organization and Going Concern

The Company is a leading Swiss developer of internet enabled credit cards ("smartcards") that are sold as part of a package to internet users through a specialized network marketing program that directs customers to an OpenLimit internet portal where subscribers are able to purchase goods and services. The OpenLimit package consists of an internet credit card (OpenLimit Card) with an integrated chip that utilizes a digital signature, the OpenLimit card reader and the OpenLimit SignCubes software. Each OpenLimit subscriber will be able to receive an immediate credit line, from $200 up to $1,000 depending on the credit evaluation of the individual. Once a credit limit has been established, each subscriber will be granted access to the OpenLimit Tower, where customers will be able to transact purchases on the internet at preferred rates with the security that comes from using digital signatures. Existing credit cards do not offer this functionality or security on the internet.

Going Concern and Liquidity Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at March 31, 2004, the Company has a loss from operations, a working capital deficiency of $1,978,540, an accumulated deficit of $4,513,369 and has incurred an accumulated operating cash flow deficit of $3,065,758 since incorporation. The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2004.

Thereafter, the Company will be required to seek additional funds, either through sales and/or equity financing, to finance its long-term operations. The successful outcome of future activities cannot be determined at this time, and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

In response to these conditions, management intends to raise additional funds through future private placement offerings. Management expects its increased marketing efforts to result in additional future sales. There can be no assurances, however, that management's expectations of future sales will be realized.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

OPENLIMIT, INC.
(Formerly Jure Holdings, Inc.)
(a Development Stage Company)
Notes to the Interim Consolidated Financial Statements

For the Period Ended March 31, 2004 (Unaudited)
US Funds

2. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should therefore, be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2003, file with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2004. Cumulative amounts include amounts since inception of development stage on June 15, 2001.

3. Additional Footnotes Included By Reference

Except as indicated in the Note above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

4. Rights and Technology

During the year ended December 31, 2003, the Company purchased, from a related party, the exclusive rights to use the digital signature and encryption software. As consideration, the Company issued 3,980,000 common shares. Since this is a related party transaction, the right as well as the consideration given up (being the issuance of shares) has been recorded at the related party's cost base, which has been deemed to be a nominal value of $1.

5. Property, Plant & Equipment

Details are as follows:

	Cost	Accumulated Depreciation	2004 Net Book Value
Office equipment	$ 110,030	$ 14,974	$ 95,056
Computer hardware, software and licenses	414,181	84,891	329,290
	$ 524,211	$ 99,865	$ 424,346

OPENLIMIT, INC.
(Formerly Jure Holdings, Inc.)
(a Development Stage Company)
Notes to the Interim Consolidated Financial Statements

For the Period Ended March 31, 2004 (unaudited)
US Funds

6. Loans Payable

The loans payable are non- interest bearing and are due on or before 31 December 2004.

7. Related Party Balances and Transactions

The amounts due to/from related party are with a director and officer of the Company, are non-interest bearing and due on demand.

Included in consulting and salaries are:

- $9,424 (2003 - $NIL) paid to a former director and officer of the Company
- $98,603 (2003 - $NIL) paid to a company controlled by a director and officer and a former officer of the Company.

8. Share Capital

a) The Company has issued 10,000 shares to a consultant for consulting services provided in 2003. The value of the 10,000 common shares was $0.80 for a gross amount of $8,000. These shares were allotted in the prior year.

b) During the prior year, the Company allotted 280,000 shares for consulting services. Shares were valued at the fair market value of $0.80 each for total consideration of $224,000. These shares were issued during the current period.

c) During the prior year the Company established a Compensation Benefit Plan. Under the plan, the Company may issue stock or grant stock purchase options to its employees, consultants or advisors. The maximum number of shares that can be issued under this plan is 5,000,000. During the prior year, there were 770,000 shares issued and 280,000 shares allotted pursuant to this plan, leaving 3,950,000 shares available for issuance. The 280,000 shares were issued during the current period

d) There were no warrants or stock options outstanding during the year or as at March 31, 2004.

e) During the current period the Company began arranging a financing of up to $3,000,000 at a price of $0.75 per share. A commission will be paid, in cash, equal to $0.15 per share.

OPENLIMIT, INC.
(Formerly Jure Holdings, Inc.)
(a Development Stage Company)
Notes to the Interim Consolidated Financial Statements

For the Period Ended March 31, 2004 (unaudited)
US Funds

9. Commitments

a) During the prior year, the Company signed an agreement with T-Systems International GmBH ("T-Systems"), a division of Deutsche Telekom AG, whereby T-Systems will analyze and model the Company's smartcard technology for integration into T-Systems' business. Preliminary budget figures to accomplish this have been estimated at between $175,000 and $330,000.

The Company and T-Systems also agreed to specific terms for support and services by T-Systems to the Company, with relation to the Internet Credit Card with digital signature. These terms include commissions based on dollar usage of the smartcards, credit rating service costs, specific credit risk premiums and pre-financing costs.

b) The Company has a long-term independent analyst report contract, a number of vehicle operating lease agreements and office space lease agreements. The leases and contracts expire between March 12, 2004 and December 31, 2007. The future lease and contract obligations are as follows:

		Amount
2004	$	149,897
2005		137,104
2006		92,110
2007		75,549
	$	454,660

c) During the current period, the Company signed an agreement with a third party software developer. The developer is to provide a complete transaction module to the Company for OpenLimit card payments. As consideration, the Company is to pay €105,000 as follows:

		Euros
Upon signing of the agreement	€	42,000
Upon delivery of product		31,500
Upon acceptance by the Company		31,500
	€	105,000

10. Income Taxes

The income taxes of the Company are substantially attributable to the operations in Switzerland whose statutory tax rate is 0.5% - 1.5% based on capital and reserves. This is paid on a yearly basis.

ITEM 2.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this registration statement. The Company's fiscal year end is December 31.

General

The Company has developed a digitally encrypted credit card (the "OPENLiMiT Card") with a qualified digital signature for use on the internet in response to the increasing volume of e-commerce transactions and concerns over security issues including identification theft. The OPENLiMiT Card is sold as part of a package to internet users through a specialized multi level network marketing program that enables secure purchases on the internet and directs card holders to its own internet portal where visitors can use their OPENLiMiT Card to purchase goods and services. The OPENLiMiT package consists of the OPENLiMiT Card that carries an integrated chip that makes possible the use of a digital signature, the OPENLiMiT Card Reader and the OPENLiMiT SignCubes software. Each OPENLiMiT Card holder will be able to receive an immediate credit line, starting from $200 up to $1,000 depending on the credit evaluation of each card holder. Once a credit limit has been established, OPENLiMiT Card holders will be able to transact purchases over the internet with the security of having a digital signature. OPENLiMiT Card holders will also be granted access to the OPENLiMiT Tower, where they will be able to transact secured purchases at preferred rates. The OPENLiMiT Tower remains in development though limited purchases can be made through this facility. The Company is offering the OPENLiMiT card through a multilevel marketing network that distributes its products through independent distributors known as Associates that target European internet users. As of March 31, 2004, the Company had approximately eight hundred active Associates in Switzerland and Germany. The Company continues to build on its multi level marketing network and expects to expand into other European member states later this year.

The Company's short term strategy is to realize net cash flow from operations and to use this net cash flow to expand marketing efforts in Europe and to continue research and development efforts to ensure that the OPENLiMiT products remain at the forefront of enabling secure transactions over the internet. The realization of net cash flows in the near term will require a significant increase in the Company's revenues and a decrease or at the minimum a stabilization of expenses. Accordingly, the Company intends to focus on increasing the number of independent sales Associates and reducing administrative costs. The Company believes that it can grow the number of independent sales Associates marketing the OPENLiMiT products by promoting its attractive compensation plan and maintaining business development support for each new Associate. The Company believes that it can reduce administrative costs in the near term since research and development costs have peaked with the introduction to market of the OPENLiMiT products. Once the Company has achieved positive net cash flow, its longer term strategy is to expand marketing efforts beyond Europe into Japan and other Asian countries

However, historically the Company has not been able to generate sufficient cash flow from operations to sustain operations and fund necessary research and development. Therefore, there can be no assurance that the Company's multi level marketing program or any other sources of revenue will provide sufficient cash flows in the near term to sustain operations. Should the Company be unable to generate sufficient cash flow from the sale of its products to sustain its business it will seek financing through alternative sources such as the sale of its common stock. The Company can provide no assurance that such efforts, if necessary, would be successful.

The Company's business development strategy is prone to significant risks and uncertainties certain of which can have an immediate impact on its efforts to realize positive net cash flow and deter future prospects of revenue growth. The Company's financial condition and results of operations depend primarily on the revenue generated from the sale of the OPENLiMiT products and the Company's ability to reduce or stabilize administrative expenses. The Company has a limited history of generating revenue which cannot be viewed as an indication of continued growth and a historical record of incurring losses. Should the Company be unable to consistently generate revenue through the successful implementation of its business model and reduce or stabilize expenses to the point where it can realize a net cash flow such failure will have an immediate impact on the Company's ability to continue its business operations.

Results of Operations

Quarters ended March 31, 2004 and 2003 (Unaudited)

Sales

Sales for the three months ended March 31, 2004 were $135,343 as compared to $0 for the three month period ended March 31, 2003. Revenue for the three month period is attributable to sales of the OPENLiMiT package. The Company anticipates that revenues will increase over the next twelve months as it expands sales and begins to recognize revenue incidental to the use of the OPENLiMiT package.

Losses

Net losses for the three months ended March 31, 2004 increased to $828,105 from $111,870 for the three month period ended March 31, 2003, an increase of 640%. The increase in net losses for the three month period over the comparable three month period can be attributed to the Company's expansion of operations with the attendant increase in general and administrative expenses as compared to the prior period. The Company intends to reduce net losses over the next twelve months as general and administrative costs peak and revenues increase.

Expenses

Selling, general and administrative expenses for the three months ended March 31, 2004 increased to $940,141 from $111,774 for the three month period ended March 31, 2003, an increase of 741%. The increase in selling, general and administrative expenses is primarily the result of increased personnel costs, initial advertising costs, professional fees, and travel related to the expansion of the Company's business operations. The Company expects that selling, general and administrative expenses will remain relatively consistent over the next twelve months as the Company's business operations are established.

Cost of goods sold for the three months ended March 31, 2004 was $25,096 as compared to $0 for the three month period ended March 31, 2003. The Company expects that the cost of goods sold will rise consistently in relation to increases in revenue over the next twelve months.

Depreciation expenses for the nine months ended March 31, 2004 and March 31, 2003 were $14,145 and $0 respectively.

Income Tax Expense (Benefit)

The Company has an income tax benefit resulting from net operating losses to offset any future operating profit. The Company has not recorded this benefit in the financial statements as it does not meet the accounting criteria to do so.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years. The Company believes that it can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flow used in operations was $681,053 for the three months ended March 31, 2004, as compared to cash flow used in operations of $72,165 for the three months ended March 31, 2003. The increase in cash flows used in operating activities is primarily attributable to the increase in general and administrative expenses related to the expansion of the Company's operations. The Company expects that cash flows used in operations will decrease as sales increase over future periods.

Cash flow produced from financing activities increased to $733,665 for the three months ended March 31, 2004, as compared to cash flow produced from financing activities of $137,391 for the three months ended March 31, 2003. The cash flows produced from financing activities were the result of loans made by both related and unrelated parties to the Company over the current period. The Company expects that cash flows produced from financing activities may increase in future periods in order to maintain operations.

Cash flows used in investing activities increased to $111,268 for the three months ended March 31, 2004 as compared to cash flow used in investing activities of $38,437 for the three months ended March 31, 2003. Cash flows used in investing activities were primarily spent on the acquisition of software that compliments the OPENLiMiT package. The Company expects that cash flows used in investing activities may increase in future periods to support the expansion of operations.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment, outside of normal items to be utilized by office personnel.

The Company has no current plans to make any significant changes in the number of employees.

The Company had a working capital deficit of $1,978,540 as of March 31, 2004 and has funded its cash needs from inception through revenues and a series of debt and equity transactions, including several private placements. The bulk of these transactions have taken place outside the United States. Since the Company has only recently realized revenues it may still require new debt or equity transactions to satisfy cash needs over the next twelve months.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2003 included in the Company' Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. The Company bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

The Company applies the following critical accounting policies related to revenue recognition in the preparation of its financial statements

Revenue Recognition

The Company generates revenue through the sale of the OPENLiMiT package whether to Associates, their respective downline sales organizations or to individual consumers and from the provision of related credit card, internet, accounting, management and communication services. Revenues are recognized only when persuasive evidence for a sales arrangement exists; delivery of the product has occurred; the product fee is fixed or determinable; and collection of the fee is reasonably assured. Revenue derived from the sale of services is initially recorded as deferred revenue on the balance sheet. The amount is recognized as income over the term of the contract.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This Form 10-QSB includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-QSB, other than statements of historical facts, address matters that the Company reasonably expects, believes or anticipates will or may occur in the future. Such statements are subject to various assumptions, risks and uncertainties, many of which are beyond the control of the Company. These forward looking statements may relate to such matters as anticipated financial performance, future revenue or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words “may,” “will,” ”expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1034 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results and financial position. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in our forward-looking statements.

These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company’s ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the rate of growth of the Company’s business and acceptance of products and services; (iii) the ability of the Company to achieve and maintain a sufficient customer base to have sufficient revenues to fund and maintain operations; (iv) volatility of the stock market; and (v) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

ITEM 3. CONTROLS AND PROCEDURES

The Company's chief executive officer and the Company's chief financial officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of March 31, 2004, the chief executive officer and the chief financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on their evaluation as of March 31, 2004, the chief executive officer and the chief financial officer have concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 18 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 14th day of May, 2004.

OPENLiMiT, INC.

/s/ Henry Dattler
Henry Dattler
Chief Executive Officer and Director

/s/ Marc Gurov
Marc Gurov
Chief Financial Officer and Director

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Articles of Incorporation of the Company (incorporated by reference from the 10-SB filed with the Commission on December 31, 1999
3(i)(b)	*	Amended Articles of Incorporation of the Company (incorporated by reference from the 10-KSB filed with the Commission on April 9, 2003)
3(i)(c)	*	Amended Articles of Incorporation of the Company (incorporated by reference from the 10-QSB filed with the Commission on November 17, 2003)
3(ii)(a)	*	Bylaws of the Company (incorporated by reference from the 10-SB filed with the Commission on December 31, 1999).
3(ii)(b)	*	Amended Bylaws of the Company (incorporated by reference from the 10-QSB filed with the Commission on November 17, 2003)
10(i)	*	Stock Exchange Agreement dated April 25, 2003 between the Company and OpenLimit Holding AG. (incorporated by reference with the 8-K filed with the Commission on May 5, 2003)
10(ii)	*	Debt Settlement Agreement dated December 19, 2002 between the Company and Zmax Capital Corp. (incorporated by reference from the 10-KSB filed with the Commission on April 9, 2003)
10(iii)	*	Debt Settlement Agreement dated December 19, 2002 between the Company and Shafiq Nazerali (incorporated by reference from the 10-KSB filed with the Commission on April 9, 2003)
10(iv)	*	Debt Settlement Agreement dated December 19, 2002 between the Company and Zmax Capital Corp. (incorporated by reference from the 10-KSB filed with the Commission on April 9, 2003)
10(v)	*	Debt Settlement Agreement dated December 19, 2002 between the Company and Shafiq Nazerali (incorporated by reference from the 10-KSB filed with the Commission on April 9, 2003)
10(vi)	*	Subscription Agreement dated April 18, 2003 between the Company and Affaires Financieres S.A. (incorporated by reference from the 10-QSB filed with the Commission on May 14, 2003)
31(a)	Attached	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(b)	Attached	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(a)	Attached	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32(b)	Attached	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Disclosures submitted to the Commission in previous filings.

