Form 10QSB
period 2004-06-30
OPENLIMIT INC
filed 2004-08-16
CIK 1060409

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended **June 30, 2004**.

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

Yes X   No

The number of outstanding shares of the registrant's common stock, $0.01 par value (the only class of voting stock), as of August 12, 2004 was 54,922,511.

TABLE OF CONTENTS

Page

PART I.
ITEM 1. FINANCIAL STATEMENTS	3
Unaudited Interim Consolidated Balance Sheet as of June 30, 2004	4
Unaudited Interim Consolidated Statement of Changes in Stockholders Equity (Deficit) for the period from Inception to June 30, 2004	5
Unaudited Interim Consolidated Statement of Operations for the three and six months ended June 30, 2004 and 2003 and the period since Date of Inception to June 30, 2004	6
Unaudited Interim Consolidated Statement of Cash Flows for the six months ended June 30, 2004 and 2003 and the period since Date of Inception to June 30, 2004	7
Notes to Unaudited Interim Consolidated Financial Statements	8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS	12
ITEM 3. CONTROLS AND PROCEDURES	16
PART II.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	17
SIGNATURES	18
INDEX TO EXHIBITS	19
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

OPENLIMIT, INC.
(Formerly Jure Holdings, Inc.)
(a Development Stage Company)
Interim Consolidated Balance Sheet
US Funds
Unaudited

Statement 1

ASSETS

		As at June 30, 2004		As at December 31, 2003 (Audited)
Current				
Cash and cash equivalents	$	180,038	$	101,356
Other receivables		76,141		88,352
Inventory		152,787		143,346
Prepaid expenses		34,248		14,127
		443,214		347,181
Rights and Technology *(Note 4)*		1		1
Property, Plant and Equipment *(Note 5)*		287,674		327,223
	$	730,889	$	674,405

LIABILITIES				
Current				
Accounts payable	$	366,100	$	185,245
Accrued liabilities		67,913		90,413
Deferred revenue		25,212		33,057
Loans payable *(Note 6)*		974,443		-
Due to related party *(Note 7)*		1,510,752		1,130,814
Going Concern *(Note1)*				
SHAREHOLDERS' (DEFICIENCY)				
Capital Stock				
Preferred stock				
Authorized: 500,000 with $0.01 par value				
Issued and outstanding: nil				
Common stock				
Authorized: 200,000,000 with $0.01 par value				
Issued and allotted: 54,442,511 (December 31, 2003- 54,442,511) - *Statement 2*		548,825		544,425
Additional paid-in capital - *Statement 2*		3,016,939		2,647,339
Accumulated comprehensive loss - *Statement 2*		(251,598)		(271,624)
Deficit – accumulated during the development stage		(5,527,697)		(3,685,264)
		(2,213,531)		(765,124)
	$	730,889	$	674,405

- See Accompanying Notes -

OPENLIMIT, INC. Statement 2

(Formerly Jure Holdings, Inc.)

(a Development Stage Company)

Interim Consolidated Statement of Changes in Shareholders' Equity (Deficiency)

US Funds

Unaudited

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Accumulated Comprehensive Loss	Total Equity (Deficiency)
Shares for cash at CHF 100 per share – June 15, 2001	1,000	$ 10	$ 72,143	$ -	$ -	$ 72,153
Net income	-	-	-	-	-	-
Balance – December 31, 2001	1,000	10	72,143	-	-	72,153
Shares split 100 new for 1 old – August 14, 2002	99,000	990	(990)	-	-	-
Shares for cash at CHF 1 per share – October 4, 2002	120,000	1,200	85,384	-	-	86,584
Net loss	-	-	-	(67,411)	-	(67,411)
Balance – December 31, 2002	220,000	2,200	156,537	(67,411)	-	91,326
Shares stock split 10 new for 1 old – February 3, 2003	1,980,000	19,800	(19,800)	-	-	-
Shares for rights and technology – February 3, 2003	39,800,000	398,000	(397,999)	-	-	1
Balance – April 24, 2003	42,000,000	420,000	(261,262)	(67,411)	-	91,327
Acquisition of Jure Holdings, Inc. – Recapitalization	3,617,084	36,171	(35,816)	-	-	355
Finders' fee for acquisition of Jure Holdings, Inc.	2,400,000	24,000	(24,000)	-	-	-
Shares for consulting services	770,000	7,700	646,800	-	-	654,500
Shares issued allotted for debt	5,365,427	53,654	2,092,517	-	-	2,146,171
Shares allotted issued for consulting	10,000	100	7,900	-	-	8,000
Shares allotted for consulting	280,000	2,800	221,200	-	-	224,000
Net loss	-	-	-	(3,617,853)	-	(3,617,853)
Foreign exchange loss	-	-	-	-	(271,624)	(271,624)
Balance – December 31, 2003	54,442,511	544,425	2,647,339	(3,685,264)	(271,624)	(765,124)
Foreign exchange gain	-	-	-	-	20,026	20,026
Shares allotted for consulting	440,000	4,400	369,600	-	-	374,000
Net loss	-	-	-	(1,842,433)	-	(1,842,433)
Balance – June 30, 2004 - Shares issued and allotted	54,882,511	$ 548,825	$ 3,016,939	$ (5,527,697)	$ (251,598)	$ (2,213,531)

- See Accompanying Notes -

OPENLIMIT, INC. Statement 3

(Formerly Jure Holdings, Inc.)

(a Development Stage Company)

Interim Consolidated Statement of Operations

US Funds

Unaudited

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003	From inception June 15, 2001 to June 30, 2004
Revenue	$ 337,725	$ 473,068	$ -	$ -	$ 801,616
Cost of Goods Sold	172,579	197,675	-	-	305,356
Gross Profit	165,146	275,393	-	-	496,260
General and Administrative Expenses					
Advertising	19,454	114,325	27,854	27,854	257,651
Bad debts	-	-	-	-	79,528
Listing and filing fees	-	10,250	5,446	5,446	15,707
Consulting and salaries	848,967	1,437,026	233,962	277,885	3,787,203
Depreciation	146,450	160,595	9,764	9,764	244,359
Office and miscellaneous	17,208	99,733	29,748	62,212	367,942
Professional fees	66,115	105,734	210,617	210,617	561,278
Rent	40,188	81,297	43,781	43,781	171,287
Shareholder information	-	-	5,525	5,525	5,525
Information technology	394	4,476	19,985	55,372	39,764
Travel	41,514	106,995	65,824	65,824	218,244
	1,180,290	2,120,431	652,506	764,280	5,748,488
Loss Before the Following	(1,015,144)	(1,845,038)	(652,506)	(764,280)	(5,252,228)
Loss on acquisition of Bonneville	-	-	(267,405)	(267,405)	(267,405)
Foreign exchange loss	-	-	1,136	-	-
Corporate tax	-	-	-	-	(216)
Interest income (expense)	816	2,605	(1,758)	(1,854)	(7,848)
Loss For The Period	$ (1,014,328)	$ (1,842,433)	$ (920,533)	$ (1,033,539)	$ (5,527,697)
Loss per Share – Basic and diluted	$ (0.02)	$ (0.04)	$ (0.02)	$ (0.02)	
Weighted Average Shares Outstanding	54,442,511	52,303,340	45,323,956	43,641,264	

\- See Accompanying Notes –

OPENLIMIT, INC. Statement 4

(Formerly Jure Holdings, Inc.)

(a Development Stage Company)

Interim Consolidated Statement of Cash Flows

US Funds

Unaudited

	For the Period Ended June 30, 2004	For the Period Ended June 30, 2003	From inception June 15, 2001 to June 30, 2004
Operating			
Loss for the period	$ (1,842,433)	$ (1,033,539)	$ (5,153,697)
Items not involving an outlay of cash:			
Depreciation	160,595	9,764	244,359
Shares for consulting services	374,000	-	886,500
Loss on acquisition of Bonneville	-	267,405	267,405
Changes in non-cash working capital items:			
Other receivables	12,211	(24,576)	(76,141)
Inventory	(9,441)	-	(152,787)
Prepaid expenses	(20,121)	(13,702)	(34,248)
Accounts payable	180,854	333,308	381,064
Accrued liabilities	(22,500)	-	52,948
Deferred revenue	(7,845)	-	25,212
	(1,174,680)	(461,340)	(3,559,385)
Investing			
Acquisition of property, plant and equipment	(121,046)	(192,156)	(427,083)
Net monetary assets acquired – Jure Holdings, Inc.	-	355	355
Acquisition of Bonneville	-	(72,280)	(72,280)
Net monetary assets acquired – Bonneville	-	(300,075)	(300,075)
	(121,046)	(564,156)	(799,083)
Financing			
Amounts due to/from related parties	379,938	1,018,653	1,510,752
Loan received from unrelated party	974,443	-	3,120,614
Share issuances	-	-	158,737
	1,354,381	1,018,653	4,790,103
Effect of exchange rate changes on cash and cash equivalents	20,027	14,165	(251,597)
Net increase in cash and cash equivalents	78,682	7,322	180,038
Cash and cash equivalents, beginning of period	101,356	3,404	-
Cash and cash equivalents, end of period	$ 180,038	$ 10,726	$ 180,038
Schedule of Non-Cash Transactions			
Sharesissued for acquisition of rights and technology	$ -	$ 1	$ 1
Shares issued for acquisition of Jure Holdings, Inc.	$ -	$ 355	$ 355
Shares issued and allotted for consulting services	$ 374,000	$ -	$ 1,260,500
Shares allotted for debt	$ -	$ -	$ 2,146,171

- See Accompanying Notes -

OPENLIMIT, INC.
(Formerly Jure Holdings, Inc.)
(a Development Stage Company)
Notes to the Interim Consolidated Financial Statements

For the Period Ended June 30, 2004
US Funds
Unaudited

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

Going Concern and Liquidity Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at June 30, 2004, the Company has a loss from operations, a working capital deficiency of $2,501,206 an accumulated deficit of $5,527,697 and has incurred an accumulated operating cash flow deficit of $3,559,385 since incorporation. The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2004.

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

OPENLIMIT, INC.
(Formerly Jure Holdings, Inc.)
(a Development Stage Company)
Notes to the Interim Consolidated Financial Statements
For the Period Ended June 30, 2004
US Funds
Unaudited

---

2. Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by United States generally accepted accounting principles and should therefore, be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2003, file with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2004. Cumulative amounts include amounts since inception of development stage on June 15, 2001.

---

3. Additional Footnotes Included By Reference
Except as indicated in the Note above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

---

4. Rights and Technology
During the prior year, the Company purchased, from a related party, the exclusive rights to use the digital signature and encryption software. As consideration, the Company issued 39,800,000 common shares. Since this is a related party transaction, the right as well as the consideration given up (being the issuance of shares) have been recorded at the related party's cost base, which has been deemed to be a nominal value of $1.

---

5. Property, Plant and Equipment
Details are as follows:

	Cost	Accumulated Depreciation	2004 Net Book Value
Office equipment	$ 110,030	$ 19,977	$ 90,053
Computer hardware, software and licenses	422,003	224,382	197,621
	$ 532,033	$ 244,359	$ 287,674

OPENLIMIT, INC.
(Formerly Jure Holdings, Inc.)
(a Development Stage Company)
Notes to the Interim Consolidated Financial Statements
For the Period Ended June 30, 2004
US Funds
Unaudited

---

6. Loans Payable

The loans payable are non- interest bearing and are due on or before December 31, 2004.

---

7. Related Party Balances and Transactions

The amounts due to/from related party are with a director and officer of the Company, are non-interest bearing and due on demand.

Included in consulting and salaries are:

- $9,424 (2003 - $NIL) paid to a former director and officer of the Company
- $197,994 (2003 - $NIL) paid to a company controlled by a director and officer and a former officer of the Company.

---

8. Share Capital

a) The Company has issued 10,000 shares to a consultant for consulting services provided in 2003. The value of the 10,000 common shares was $0.80 for a gross amount of $8,000. These shares were allotted in the prior year.

b) During the current period, the Company allotted 440,000 shares for consulting services. Shares were valued at the fair market value of $0.85 each for total consideration of $374,000. These shares were issued subsequent to the current period. In addition, the Company issued an additional 40,000 shares for consulting services subsequent to the current period, these shares were valued at the fair market value of $0.85 each for total consideration of $34,000.

c) During the prior year, the Company allotted 280,000 shares for consulting services. Shares were valued at the fair market value of $0.80 each for total consideration of $224,000. These shares were issued during the current period.

d) During the prior year the Company established a Compensation Benefit Plan. Under the plan, the Company may issue stock or grant stock purchase options to its employees, consultants or advisors. The maximum number of shares that can be issued under this plan is 5,000,000. During the prior year, there were 770,000 shares issued and 280,000 shares allotted pursuant to this plan, leaving 3,950,000 shares available for issuance. The 280,000 shares were issued during the current period.

e) There were no warrants or stock options outstanding during the year or as at June 30, 2004.

OPENLIMIT, INC.
(Formerly Jure Holdings, Inc.)
(a Development Stage Company)
Notes to the Interim Consolidated Financial Statements
For the Period Ended June 30, 2004
US Funds
Unaudited

Share Capital (continued)

f) During the current period the Company began arranging a financing of up to $3,000,000 at a price of $0.75 per share. A commission will be paid, in cash, equal to $0.15 per share.

9. Commitments

a) The Company has a long-term independent analyst report contract, a number of vehicle operating lease agreements and office space lease agreements. The leases and contracts expire between March 12, 2004 and December 31, 2007. The future lease and contract obligations are as follows:

		Amount
2004	$	149,897
2005		137,104
2006		92,110
2007		75,549
	$	454,660

b) During the current period, the Company signed an agreement with a third party software developer. The developer is to provide a complete transaction module to the Company for OpenLimit card payments. As consideration, the Company is to pay €105,000 as follows:

		Euros
Upon signing of the agreement (paid)	€	42,000
Upon delivery of product (paid)		31,500
Upon acceptance by the Company (open)		31,500
	€	105,000

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

General

The Company has developed a digitally encrypted credit card (the "OPENLiMiT Card") with a qualified digital signature for use on the internet in response to the increasing volume of e-commerce transactions and concerns over security issues including identification theft. The OPENLiMiT Card is sold as part of a package to internet users through a specialized multi level network marketing program that enables secure purchases on the internet and directs card holders to its own internet portal where visitors can use their OPENLiMiT Card to purchase goods and services. The OPENLiMiT package consists of the OPENLiMiT Card that carries an integrated chip that makes possible the use of a digital signature, the OPENLiMiT Card Reader and the OPENLiMiT SignCubes software. Each OPENLiMiT Card holder will be able to receive an immediate credit line, starting from $200 up to $1,000 depending on the credit evaluation of each card holder. Once a credit limit has been established, OPENLiMiT Card holders will be able to transact purchases over the internet with the security of having a digital signature. OPENLiMiT Card holders will also be granted access to the OPENLiMiT Tower, where they will be able to transact secured purchases at preferred rates. The OPENLiMiT Tower remains in development though limited purchases can be made through this facility. The Company is offering the OPENLiMiT card through a multilevel marketing network that distributes its products through independent distributors known as Associates that target European internet users. As of June 30, 2004, the Company had approximately eight hundred active Associates in Switzerland and Germany. The Company continues to build on its multi level marketing network and expects to expand into other European member states later this year.

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

Results of Operations

Quarters ended June 30, 2004 and 2003 (Unaudited)

Sales

Sales for the three month period ended June 30, 2004 were $337,725 as compared to $0 for the three month period ended June 30, 2003. Sales for six month period ended June 30, 2004 were $473,068 as compared to $0 for the six month period ended June 30, 2003. Revenue realized in the most recent three and six month periods is attributable to sales of the OPENLiMiT package which commenced in the later part of year ended 2003. The Company anticipates that revenues will continue to increase over the next twelve months as it increases the number of sales associates, expands sales of the OPENLiMiT package and recognizes revenue incidental to the use of the OPENLiMiT package.

Losses

Net losses for the three months ended June 30, 2004 increased to $1,014,328 from $920,533 for the three month period ended June 30, 2003, an increase of 10%. Net losses for the six months ended June 30, 2004 increased to $1,842,433 from $1,033,539 for the six month period ended June 30, 2003, an increase of 78%. The increase in net losses for the current three and six month periods over the comparable prior periods can be attributed to the increase in general and administrative expenses attendant to the expansion of operations. The Company expects to reduce net losses over the next twelve months as revenues increase and general and administrative costs decline.

Expenses

Selling, general and administrative expenses for the three months ended June 30, 2004 increased to $1,180,290 from $652,506 for the three month period ended June 30, 2003, an increase of 81%. Selling, general and administrative expenses for the six months ended June 30, 2004 increased to $2,120,431 from $764,280 for the six month period ended June 30, 2003, an increase of 177%. The increase in selling, general and administrative expenses for the current three and six month periods over the comparable prior periods is primarily the result of an increase in consulting expenses related to the issuance of common stock and salaries. The Company expects that selling, general and administrative expenses will decline over future periods as the Company's business operations are better established.

Cost of goods sold for the three months ended June 30, 2004 was $172,579 as compared to $0 for the three month period ended June 30, 2003. Cost of goods sold for the six months ended June 30, 2004 was $197,675 as compared to $0 for the six month period ended June 30, 2003. The Company expects that the cost of goods sold will rise consistently in relation to increases in revenue over the next twelve months.

Depreciation expenses for the three months ended June 30, 2004 and June 30, 2003 were $146,450 and $9,764 respectively. Depreciation expenses for the six months ended June 30, 2004 and June 30, 2003 were $160,595 and $9,764 respectively.

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

Liquidity and Capital Resources

Cash flow used in operations was $1,174,680 for the six months ended June 30, 2004, as compared to cash flow used in operations of $461,340 for the six months ended June 30, 2003. The increase in cash flows used in operating activities is primarily attributable to the increase in net loss for the period due primarily to the increase in general and administrative expenses. The Company expects that cash flows used in operations will decrease as net losses decrease over future periods.

Cash flow produced from financing activities increased to $1,354,381 for the six months ended June 30, 2004, as compared to cash flow produced from financing activities of $1,018,653 for the six months ended June 30, 2003. The cash flows produced from financing activities were the result of loans made by both related and unrelated parties to the Company over the current period. The Company expects that cash flows produced from financing activities may increase in future periods.

Cash flows used in investing activities decreased to $121,046 for the six months ended June 30, 2004 as compared to cash flow used in investing activities of $564,156 for the six months ended June 30, 2003. Cash flows used in investing activities were primarily spent on the acquisition of software that compliments the OPENLiMiT package. The Company expects that cash flows used in investing activities may increase in future periods as it enhances the technology associated with the OPENLiMiT package.

The Company adopted The 2003 Benefit Plan of Jure Holdings, Inc. (the Company's former name) on May 23, 2003. Under the benefit plan, the Company may issue stock, or grant options to acquire the Company's common stock to employees of the Company or its subsidiaries. The board of directors, at its own discretion may also issue stock or grant options to other individuals, including consultants or advisors, who render services to the Company or its subsidiaries, provided that the services rendered are not in connection with the offer or sale of securities in a capital-raising transaction. Further, no stock may be issued, or option granted under the benefit plan to consultants, advisors, or other persons who directly or indirectly promote or maintain a market for the Company's stock. The Company had issued 1,050,000 shares to consultants for services rendered pursuant to the benefit plan as of the period ended June 30, 2004. The benefit plan is registered on Form S-8 with the Securities and Exchange Commission.
The Company has no contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment, outside of normal items to be utilized by office personnel.

The Company has no current plans to make any significant changes in the number of employees.

The Company had a working capital deficit of $2,501,206 as of June 30, 2004 and has funded its cash needs from inception through revenues and a series of debt and equity transactions, including several private placements. The bulk of these transactions have taken place outside the United States. Since the Company has only recently realized revenues it may still require new debt or equity transactions to satisfy cash needs over the next twelve months.

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

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of June 30, 2004, the chief executive officer and the chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on their evaluation as of June 30, 2004, the chief executive officer and the chief financial officer have concluded that there were no significant changes in the Company’s internal controls over financial reporting or in any other areas that could significantly affect the Company’s internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 19 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 12th day of August, 2004.

OPENLiMiT, INC.

/s/ Henry Dattler
Henry Dattler
Chief Executive Officer and Director

/s/ Marc Gurov
Marc Gurov
Chief Financial Officer and Director

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Articles of Incorporation of the Company (incorporated by reference from the 10-SB filed with the Commission on December 31, 1999
3(i)(b)	*	Amended Articles of Incorporation of the Company (incorporated by reference from the 10-KSB filed with the Commission on April 9, 2003)
3(i)(c)	*	Amended Articles of Incorporation of the Company (incorporated by reference from the 10-QSB filed with the Commission on November 17, 2003)
3(ii)(a)	*	Bylaws of the Company (incorporated by reference from the 10-SB filed with the Commission on December 31, 1999).
3(ii)(b)	*	Amended Bylaws of the Company (incorporated by reference from the 10-QSB filed with the Commission on November 17, 2003)
10(i)	*	Stock Exchange Agreement dated April 25, 2003 between the Company and OpenLimit Holding AG. (incorporated by reference with the 8-K filed with the Commission on May 5, 2003)
10(ii)	*	Debt Settlement Agreement dated December 19, 2002 between the Company and Zmax Capital Corp. (incorporated by reference from the 10-KSB filed with the Commission on April 9, 2003)
10(iii)	*	Debt Settlement Agreement dated December 19, 2002 between the Company and Shafiq Nazerali (incorporated by reference from the 10-KSB filed with the Commission on April 9, 2003)
10(iv)	*	Debt Settlement Agreement dated December 19, 2002 between the Company and Zmax Capital Corp. (incorporated by reference from the 10-KSB filed with the Commission on April 9, 2003)
10(v)	*	Debt Settlement Agreement dated December 19, 2002 between the Company and Shafiq Nazerali (incorporated by reference from the 10-KSB filed with the Commission on April 9, 2003)
10(vi)	*	Subscription Agreement dated April 18, 2003 between the Company and Affaires Financieres S.A. (incorporated by reference from the 10-QSB filed with the Commission on May 14, 2003)
14	*	Code of Ethics adopted March 1, 2004 (incorporated by reference from the 10-QSB filed with the Commission on May 14, 2003).
31(a)	Attached	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(b)	Attached	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(a)	Attached	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32(b)	Attached	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Disclosures submitted to the Commission in previous filings.

