Form 10QSB
period 2004-09-30
OPENLIMIT INC
filed 2004-11-15
CIK 1060409

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[**X**] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended **September 30, 2004**.

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

Yes **X** No

The number of outstanding shares of the registrant's common stock, $0.01 par value (the only class of voting stock), as of November 12, 2004 was 58,605,274.

TABLE OF CONTENTS

Page

PART I.
ITEM 1. FINANCIAL STATEMENTS	3
Unaudited Interim Consolidated Balance Sheet as of September 30, 2004	4
Unaudited Interim Consolidated Statement of Changes in Stockholders Equity (Deficit) for the period from Inception to September 30, 2004	5
Unaudited Interim Consolidated Statement of Operations for the three and nine months ended September 30, 2004 and 2003 and the period since Date of Inception to September 30, 2004	6
Unaudited Interim Consolidated Statement of Cash Flows for the nine months ended September 30, 2004 and 2003 and the period since Date of Inception to September 30, 2004	7
Notes to Unaudited Interim Consolidated Financial Statements	8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS	12
ITEM 3. CONTROLS AND PROCEDURES	17
PART II.
ITEM 2. CHANGES IN SECURITIES	17
ITEM 6. EXHIBITS	19
SIGNATURES	20
INDEX TO EXHIBITS	21
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

OPENLIMIT, INC.
(Formerly Jure Holdings, Inc.)
(a Development Stage Company)
Interim Consolidated Balance Sheet

Statement 1

US Funds
Unaudited

ASSETS		**As at September 30, 2004**		As at December 31, 2003
Current				
Cash and cash equivalents	$	**164,349**	$	101,356
Other receivables		**27,880**		88,352
Inventory		**429,486**		143,346
Prepaid expenses		**48,949**		14,127
		670,664		347,181
Rights and Technology *(Note 4)*		**1**		1
Property, Plant and Equipment *(Note 5)*		**280,185**		327,223
	$	**950,850**	$	674,405
LIABILITIES				
Current				
Accounts payable	$	**705,776**	$	185,245
Accrued liabilities		**67,300**		90,413
Deferred revenue		**26,738**		33,057
Loans payable *(Note 6)*		**298,312**		-
Due to related party *(Note 7)*		**1,563,782**		1,130,814
		2,661,908		1,439,529
Going Concern *(Note1)*				
SHAREHOLDERS' EQUITY (DEFICIENCY)				
Capital Stock				
Preferred stock				
Authorized: 500,000 with $0.01 par value				
Issued and outstanding: nil				
Common stock				
Authorized: 200,000,000 with $0.01 par value				
Issued and allotted: 58,291,274 (December 31, 2003- 54,442,511) - *Statement 2*		**582,912**		544,425
Additional paid-in capital - *Statement 2*		**5,209,542**		2,647,339
Accumulated comprehensive loss - *Statement 2*		**(273,898)**		(271,624)
Deficit – accumulated during the development stage		**(7,229,614)**		(3,685,264)
		(1,711,058)		(765,124)
	$	**950,850**	$	674,405

- See Accompanying Notes -

OPENLIMIT, INC. **Statement 2**

(Formerly Jure Holdings, Inc.)

(a Development Stage Company)

Interim Consolidated Statement of Changes in Shareholders' Equity (Deficiency)

US Funds

Unaudited

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Accumulated Comprehensive Loss	Total Equity (Deficiency)
Shares for cash at CHF 100 per share – June 15, 2001	1,000	$ 10	$ 72,143	$ -	$ -	$ 72,153
Net income	-	-	-	-	-	-
Balance – December 31, 2001	1,000	10	72,143	-	-	72,153
Shares split 100 new for 1 old – August 14, 2002	99,000	990	(990)	-	-	-
Shares for cash at CHF 1 per share – October 4, 2002	120,000	1,200	85,384	-	-	86,584
Net loss	-	-	-	(67,411)	-	(67,411)
Balance – December 31, 2002	220,000	2,200	156,537	(67,411)	-	91,326
Shares stock split 10 new for 1 old – February 3, 2003	1,980,000	19,800	(19,800)	-	-	-
Shares for rights and technology – February 3, 2003	39,800,000	398,000	(397,999)	-	-	1
Balance – April 24, 2003	42,000,000	420,000	(261,262)	(67,411)	-	91,327
Acquisition of Jure Holdings, Inc. – Recapitalization	3,617,084	36,171	(35,816)	-	-	355
Finders' fee for acquisition of Jure Holdings, Inc.	2,400,000	24,000	(24,000)	-	-	-
Shares for consulting services	770,000	7,700	646,800	-	-	654,500
Shares allotted for debt	5,365,427	53,654	2,092,517	-	-	2,146,171
Shares allotted for consulting	10,000	100	7,900	-	-	8,000
Shares allotted for consulting	280,000	2,800	221,200	-	-	224,000
Net loss	-	-	-	(3,617,853)	-	(3,617,853)
Foreign exchange loss	-	-	-	-	(271,624)	(271,624)
Balance – December 31, 2003	54,442,511	544,425	2,647,339	(3,685,264)	(271,624)	(765,124)
Shares issued for debt	2,745,645	27,456	1,757,213	-	-	1,784,669
Shares issued for consulting	1,103,118	11,031	804,990	-	-	816,021
Foreign exchange gain	-	-	-	-	(2,274)	(2,274)
Net loss	-	-	-	(3,544,350)	-	(3,544,350)
Balance – September 30, 2004	58,291,274	$ 582,912	$ 5,209,542	$ (7,229,614)	$ (273,898)	$ (1,711,058)

- See Accompanying Notes -

OPENLIMIT, INC. <u>Statement 3</u>

(Formerly Jure Holdings, Inc.)

(a Development Stage Company)

Interim Consolidated Statement of Operations

US Funds

Unaudited

	Three Months Ended September 30, 2004	**Nine Months Ended September 30, 2004**	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003	From inception June 15, 2001 to September 30, 2004
Revenue	**$ 121,634**	**$ 594,702**	$ 240,478	$ 240,478	$ 923,250
Cost of Goods Sold	**115,335**	**313,010**	40,080	40,080	420,691
Gross Profit	**6,299**	**281,692**	200,398	200,398	502,559
General and Administrative Expenses					
Advertising	**20,268**	**134,593**	14,980	42,834	277,919
Bad debts	-	-	-	-	79,528
Listing and filing fees	-	**10,250**	1,019	6,465	15,707
Consulting and salaries	**795,541**	**2,232,567**	535,325	813,210	4,582,744
Depreciation	**7,827**	**168,422**	4,452	14,216	252,186
Office and miscellaneous	**57,347**	**157,080**	48,938	111,150	425,289
Professional fees	**49,034**	**154,768**	8,126	218,743	610,312
Rent	**52,857**	**134,154**	10,708	54,489	224,144
Shareholder information	-	-	2,515	8,040	5,525
Information technology	**11,356**	**15,832**	24,730	80,102	51,120
Travel	**41,061**	**148,056**	16,561	82,385	259,305
	1,035,291	**3,155,722**	667,354	1,431,634	6,783,779
Loss Before the Following	**(1,028,992)**	**(2,874,030)**	(466,956)	(1,231,236)	(6,281,220)
Loss on acquisition of Bonneville		-		(267,405)	(267,405)
Loss on settlement of debt (Note 8b)	**(671,892)**	**(671,892)**	-	-	(671,892)
Foreign exchange loss	-	-	-	-	-
Corporate tax	-	-	3,044	3,044	(216)
Interest income (expense)	**(1,033)**	**1,572**	11,532	9,678	(8,881)
Loss For The Period	**$ (1,701,917)**	**$ (3,544,350)**	$ (452,380)	$ (1,485,919)	$ (7,229,614)
Loss per Share – Basic and diluted	**$ (0.03)**	**$ (0.07)**	$ (0.01)	$ (0.03)	
Weighted Average Shares Outstanding	**55,274,607**	**53,293,762**	48,017,084	45,476,537	

- See Accompanying Notes –

OPENLIMIT, INC. Statement 4

(Formerly Jure Holdings, Inc.)

(a Development Stage Company)

Interim Consolidated Statement of Cash Flows

US Funds

Unaudited

	For the Period Ended September 30, 2004	For the Period Ended September 30, 2003	From inception June 15, 2001 to September 30, 2004
Operating			
Loss for the period	$ **(3,544,350)**	$ (1,485,919)	$ (7,229,614)
Items not involving an outlay of cash:			
Depreciation	**168,422**	14,216	252,186
Shares for consulting services	**816,021**	-	1,702,521
Loss on acquisition of Bonneville	-	267,405	267,405
Changes in non-cash working capital items:			
Other receivables	**60,472**	(45,508)	(27,880)
Inventory	**(286,140)**	(108,707)	(429,486)
Prepaid expenses	**(34,822)**	(6,453)	(48,949)
Accounts payable	**520,531**	(201,926)	720,741
Accrued liabilities	**(23,113)**	-	(52,335)
Deferred revenue	**(6,319)**	-	26,738
	(2,329,298)	(1,566,892)	(4,714,003)
Investing			
Acquisition of property, plant and equipment	**(121,384)**	(301,280)	(427,421)
Net monetary assets acquired – Jure Holdings, Inc.	-	355	355
Acquisition of Bonneville	-	(72,280)	(72,280)
Net monetary assets acquired – Bonneville	-	(300,075)	(300,075)
	(121,384)	(673,280)	(799,421)
Financing			
Amounts due to/from related parties	**432,968**	2,611,044	1,563,782
Loan received from unrelated party	**2,082,981**	-	4,229,152
Share issuances	-	-	158,737
	2,515,949	2,611,044	5,951,671
Effect of exchange rate changes on cash and cash equivalents	**(2,274)**	(30,008)	(273,898)
Net increase in cash and cash equivalents	**62,993**	340,864	164,349
Cash and cash equivalents, beginning of period	**101,356**	3,404	-
Cash and cash equivalents, end of period	$ **164,349**	$ 344,268	$ 164,349
Schedule of Non-Cash Investing and Financing Transactions			
Shares issued for acquisition of rights and technology	$ -	$ 1	$ 1
Shares issued for acquisition of Jure Holdings, Inc.	$ -	$ 355	$ 355
Shares issued for consulting services	$ **816,021**	$ -	$ 1,702,521
Shares issued for debt	$ **1,784,669**	$ -	$ 3,930,840

- See Accompanying Notes –

OPENLIMIT, INC.
(Formerly Jure Holdings, Inc.)
(a Development Stage Company)
Notes to the Interim Consolidated Financial Statements

For the Period Ended September 30, 2004
US Funds
Unaudited

1. Organization and Going Concern

OPENLiMiT, Inc. is a technology and marketing company. The Company is headquartered in Baar, Switzerland, and maintains several wholly-owned companies and subsidiaries in Switzerland and Germany. The wholly-owned companies and subsidiaries perform various functions, including product and e-Commerce development, sales and marketing, customer and sales organization support, licensing, consulting, training and registration authorization.

The Company is a pioneer and leader in the development of digital signature and encryption software, enhancing the provability and security of electronic business transactions, electronic workflow, communication processes and data. The Company has developed software solutions for the private and public sector.

OPENLiMiT markets its product via a two-channel strategy: the Original Equipment Manufacturer Strategy and the Network Marketing Strategy. OEM-Partners market software solutions, targeting mainly large businesses and the public sector. The modular software may be integrated in existing IT-Infrastructures or modules are licensed for the integration in stand-alone software solutions for third party sellers. The Network Marketing Strategy, a form of direct sales, is focused on marketing the OPENLiMiT products to consumers and small and medium-sized companies.

Going Concern and Liquidity Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at September 30, 2004, the Company has a loss from operations, a working capital deficiency of $1,991,244, an accumulated deficit of $7,229,614 and has incurred an accumulated operating cash flow deficit of $4,714,003 since incorporation. The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2004.

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

OPENLIMIT, INC.
(Formerly Jure Holdings, Inc.)
(a Development Stage Company)
Notes to the Interim Consolidated Financial Statements

For the Period Ended September 30, 2004
US Funds
Unaudited

2. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by United States generally accepted accounting principles and should therefore, be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2004. Cumulative amounts include amounts since inception of development stage on June 15, 2001.

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

5. Property, Plant & Equipment

Details are as follows:

	Cost	Accumulated Depreciation	**2004 Net Book Value**
Office equipment	$ 110,030	$ 24,971	**$ 85,059**
Computer hardware, software and licenses	422,145	227,019	**195,126**
	$ 532,175	$ 251,990	**$ 280,185**

6. Loans Payable

The loans payable are non- interest bearing and are due on demand.

OPENLIMIT, INC.
(Formerly Jure Holdings, Inc.)
(a Development Stage Company)
Notes to the Interim Consolidated Financial Statements

For the Period Ended September 30, 2004
US Funds
Unaudited

7. Related Party Balances and Transactions

The amounts due to/from related party are with a director and officer of the Company, are non-interest bearing and due on demand.

Included in consulting and salaries are:

- $9,424 (2003 - $13,375) paid to a former director and officer of the Company
- $292,692 (2003 - $227,578) paid to a company controlled by a director and officer and a former officer of the Company
- $28,409 (2003 - $NIL) paid to an officer of the company.

---

8. Share Capital

a) During the current period, the Company has issued 10,000 shares to a consultant for consulting services provided in 2003. The value of the 10,000 common shares was $0.80 for a gross amount of $8,000. These shares were allotted in the prior year.

b) During the current period, the Company issued 1,103,118 shares for consulting services. Shares were valued at an average fair market value of $0.74 each for total consideration of $816,021.

c) During the current period, the Company issued 2,745,645 shares in settlement of $1,112,777 of debt. Shares were valued at an average fair market value of $0.65 each for total consideration of $1,784,669. The issuance of shares for debt resulted in a loss on settlement of debt of $671,892.

d) During the prior year, the Company allotted 280,000 shares for consulting services. Shares were valued at the fair market value of $0.80 each for total consideration of $224,000. These shares were issued during the current period.

e) During the prior year the Company established a Compensation Benefit Plan. Under the plan, the Company may issue stock or grant stock purchase options to its employees, consultants or advisors. The maximum number of shares that can be issued under this plan is 5,000,000. During the current period the company issued additional 1,103,118 shares (Note 8b), leaving 2,846,882 shares available for issuance.

f) There were no warrants or stock options outstanding during the year or as at September 30, 2004.

g) During the current period the Company began arranging a financing of up to $3,000,000 at a price of $0.75 per share. A commission will be paid, in cash, equal to $0.15 per share.

OPENLIMIT, INC.
(Formerly Jure Holdings, Inc.)
(a Development Stage Company)
Notes to the Interim Consolidated Financial Statements

For the Period Ended September 30, 2004
US Funds
Unaudited

9. Commitments

a) The Company has a long-term independent analyst report contract, a number of vehicle operating lease agreements and office space lease agreements. The future lease and contract obligations are as follows:

		Amount
2004	$	74,948
2005		137,104
2006		92,110
2007		75,549
	$	379,711

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

11. Subsequent Event

Subsequent to the period end, the Company arranged, with unrelated parties, a private placement of 300,000 shares at $0.55 per share, for total cash consideration of $165,000.

ITEM 2.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this registration statement. The Company's fiscal year end is December 31.

General

The Company has developed several products and software modules, which it markets via an Original Equipment Manufacturer (OEM) and Network Marketing Strategy.

The OPENLiMiT SignCubes Software is a digital signature and encryption software. The software has been certified by the German Federal Office for Information Technology (BSI) according to Common Criteria EAL 3+. As such, the software is compliant with the German Digital Signature Laws and Guidelines (SigG and SigV) and meets the security standards of Common Criteria countries. The software permits the user to digitally sign and encrypt any type of printable data and email, providing data manipulation security and provability. The array of functions and additional modules make the software flexible and user-friendly for both private and public sector implementation.

The OPENLiMiT Transaction Module permits e-Commerce transactions, utilizing the benefits of digital signature technology.

The OPENLiMiT Package is a software product designed for consumers. The package contains the OPENLiMiT SignCubes Software, the OPENLiMiT Card Reader and the OPENLiMiT Card. As a stand-alone solution, the package permits the user to digitally sign and encrypt any type of printable data and email. The user can also benefit from the increasing number of e-Government applications (varies by country), a large percentage of which require the use of a qualified digital signature. The OPENLiMiT Card, a smartcard with a crypto-chip, contains an individual's qualified digital certificates. The OPENLiMiT Card also optionally provides a payment functionality feature. The card may be used in the OPENLiMiT Shops in the OPENLiMiT Tower, an e-Commerce platform. The OPENLiMiT Tower and the integration of the payment feature into third party e-Shops remain in development.

OPENLiMiT Business is a software bundle for digital signature, encryption and company-wide document management for small and medium sized companies. OPENLiMiT Business provides all the benefits of the OPENLiMiT Package, but has been enhanced to include batch processing of digital signatures and electronic archiving. OPENLiMiT Business increases a company's productivity, making the uninterrupted electronic workflow possible.

As of September 30th, 2004, the Company had several important OEM-Partners in Europe and the United States and a growing number of active Independent Representatives in its network marketing division in Germany, Austria and Switzerland. The Company continues to build on its OEM and Network Marketing organization and expects to expand into other European member states later this year.

The Company's short term strategy is to realize net cash flow from operations and to use this net cash flow to expand marketing efforts in Europe and to continue research and development efforts to ensure that the OPENLiMiT products remain at the forefront of enabling secure transactions over the internet. The realization of net cash flows in the near term will require a significant increase in the Company's revenues and a decrease or at the minimum a stabilization of expenses. Accordingly, the Company intends to focus on increasing the number of Independent Sales Representatives and OEM-Partners and reducing administrative costs. The Company believes that it can grow the number of Independent Sales Representatives and OEM-Partners marketing the OPENLiMiT products by promoting its attractive compensation plan and maintaining business development support for each new Representative/ OEM-Partner. The Company believes that it can reduce administrative costs in the near term since research and development costs have peaked with the introduction to market of the OPENLiMiT products. Once the Company has achieved positive net cash flow, its longer term strategy is to expand marketing efforts beyond Europe and the United States.

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

Results of Operations

Quarters ended September 30, 2004 and 2003 (Unaudited)

Sales

Sales for the three month period ended September 30, 2004 were $121,634 as compared to $240,478 for the three month period ended September 30, 2003, a decrease of 49%. Sales for nine month period ended September 30, 2004 were $594,702 as compared to $240,478 for the nine month period ended September 30, 2003, an increase of 147%. The decrease in sales over the comparative three month periods can be attributed to the extraordinary surge in the enrollment of Associates with the first sales of the OPENLiMiT package and the initial enrollment of Sales Representatives in the third quarter of 2003. Accordingly, the increase in sales over the comparative nine month periods can be attributed to the steady growth of the Company's network of Sales Representatives, sales of the OPENLiMiT package and the first successful implementation of some of its OEM projects. The Company anticipates that revenues will continue to increase over the next twelve months as it increases the number of Sales Representatives and OEM-Partners, expands sales of the OPENLiMiT Package and OPENLiMiT Business, successfully implements pending OEM projects and begins to recognizes revenue incidental to the use of the OPENLiMiT products.

Losses

Net losses for the three months ended September 30, 2004 increased to $1,701,917 from $452,380 for the three month period ended September 30, 2003, an increase of 276%. Net losses for the nine months ended September 30, 2004 increased to $3,544,350 from $1,485,919 for the nine month period ended September 30, 2003, an increase of 139%. The increase in net losses for the current three and nine month periods over the comparable prior periods can be attributed to the increase in general and administrative expenses attendant to the expansion of operations and issuance of shares for the settlement of debt which resulted in a loss of $671,892. The Company expects to reduce net losses over the next twelve months as revenues increase and expenses decline.

Expenses

Selling, general and administrative expenses for the three months ended September 30, 2004 increased to $1,035,291 from $667,354 for the three month period ended September 30, 2003, an increase of 55%. Selling, general and administrative expenses for the nine months ended September 30, 2004 increased to $3,155,722 from $1,431,634 for the nine month period ended September 30, 2003, an increase of 120%. The increase in selling, general and administrative expenses for the current three and nine month periods over the comparable prior periods is the result of an increase in consulting expenses related to the issuance of common stock and salaries, in addition to increases in advertising, travel and rent. However the Company expects that selling, general and administrative expenses will decline over future periods, as indicated over the comparative nine month periods by decreases in professional fees and information technology expenses, as the Company's business operations mature.

Cost of goods sold for the three months ended September 30, 2004 was $115,335 as compared to $40,080 for the three month period ended September 30, 2003. Cost of goods sold for the nine months ended September 30, 2004 was $313,010 as compared to $40,080 for the nine month period ended September 30, 2003. The Company expects that the cost of goods sold will rise in relation to increases in revenue over the next twelve months.

Depreciation expenses for the three months ended September 30, 2004 and September 30, 2003 were $7,827 and $4,452 respectively. Depreciation expenses for the nine months ended September 30, 2004 and September 30, 2003 were $168,422 and $14,216 respectively. The increases in depreciation expenses over the comparative three and nine month periods can be attributed to the deprecation of office equipment, computer hardware, software and licenses.

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

Liquidity and Capital Resources

Cash flow used in operations was $2,329,298 for the nine months ended September 30, 2004, as compared to cash flow used in operations of $1,566,892 for the nine months ended September 30, 2003. The increase in cash flows used in operating activities is primarily attributable to the increase in net loss for the period due primarily to the increase in general and administrative expenses. The Company expects that cash flows used in operations will decrease as net losses decrease over future periods.

Cash flow produced from financing activities decreased to $2,515,949 for the nine months ended September 30, 2004, as compared to cash flow produced from financing activities of $2,611,044 for the nine months ended September 30, 2003. The cash flows produced from financing activities were the result of loans made by both related and unrelated parties to the Company over the comparative periods. The Company expects that cash flows produced from financing activities may increase in future periods.

Cash flows used in investing activities decreased to $121,384 for the nine months ended September 30, 2004 as compared to cash flow used in investing activities of $673,280 for the nine months ended September 30, 2003. Cash flows used in investing activities were primarily spent on the acquisition of software that compliments the OPENLiMiT package. The Company expects that cash flows used in investing activities may increase in future periods as it enhances the technology associated with the OPENLiMiT products.

The Company adopted The 2003 Benefit Plan of Jure Holdings, Inc. (the Company's former name) on May 23, 2003. Under the benefit plan, the Company may issue stock, or grant options to acquire the Company's common stock to employees of the Company or its subsidiaries. The board of directors, at its own discretion may also issue stock or grant options to other individuals, including consultants or advisors, who render services to the Company or its subsidiaries, provided that the services rendered are not in connection with the offer or sale of securities in a capital-raising transaction. Further, no stock may be issued, or option granted under the benefit plan to consultants, advisors, or other persons who directly or indirectly promote or maintain a market for the Company's stock. The Company had issued 2,153,118 shares to consultants for services rendered pursuant to the benefit plan as of the period ended September 30, 2004. The benefit plan is registered on Form S-8 with the Securities and Exchange Commission. The Company has no contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment, outside of normal items to be utilized by office personnel.

The Company has no current plans to make any significant changes in the number of employees.

The Company had a working capital deficit of $1,991,244 as of September 30, 2004 and has funded its cash needs from inception through revenues and a series of debt and equity transactions, including several private placements. The bulk of these transactions have taken place outside the United States. Since the Company has only recently realized revenues it may still require new debt or equity transactions to satisfy cash needs over the next twelve months.

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

The Company applies the following critical accounting policies related to revenue recognition in the preparation of its financial statements

Revenue Recognition

The Company generates revenue through the sale of the OPENLiMiT products whether to Sales Representatives, their respective downline sales organizations or to individual consumers and from the provision of related services, such as the payment functionality, internet, accounting, management and communication services. OEM revenues have also been realized as the result of the successful implementation of various OEM projects. Revenues are recognized only when persuasive evidence for a sales arrangement exists; delivery of the product has occurred; the product fee is fixed or determinable; and collection of the fee is reasonably assured. Revenue derived from the sale of services is initially recorded as deferred revenue on the balance sheet. The amount is recognized as income over the term of the contract.

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

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of September 30, 2004, the chief executive officer and the chief financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on their evaluation as of September 30, 2004, the chief executive officer and the chief financial officer have concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

ITEM 2. CHANGES IN SECURITIES

On September 14, 2004 the board of directors of the Company authorized the issuance of 2,745,645 shares of common stock to Enuhill Portfolio, Inc, an unrelated party, in settlement of loans provided to the Company in the amount of $1,112,777 or $0.405 a share pursuant to the terms of a debt settlement agreement. The Company relied on exemptions provided by Section 4(2) and Regulation S of the Securities Act.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock in settlement of loans made to the Company; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

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

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time the debt settlement agreement was executed, and ensuring that the person to whom the stock was issued was a non-U.S. person with an address in a foreign country and having each person make representation to the Company certifying that he or she is not a U.S. person and is not acquiring the Securities for the account or benefit of a U.S. person other than persons who acquired the securities in transactions exempt from the registration requirements of the Securities Act; and also agrees only to sell the securities in accordance with the registration provisions of the Securities Act or an exemption therefrom, or in accordance with the provisions of Regulation S.

On November 2, 2004 the board of directors of the Company authorized the issuance of 200,000 shares of common stock to Friedrich Active Asset Management for cash consideration of $118,000 or $0.59 a share pursuant to the terms of a subscription agreement. The Company relied on exemptions provided by Section 4(2) and Regulation S of the Securities Act. No sales commissions were paid in connection with this transaction.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock for cash consideration; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time the subscription agreement was executed, and ensuring that the person to whom the stock was issued was a non-U.S. person with an address in a foreign country and having each person make representation to the Company certifying that he or she is not a U.S. person and is not acquiring the Securities for the account or benefit of a U.S. person other than persons who acquired the securities in transactions exempt from the registration requirements of the Securities Act; and also agrees only to sell the securities in accordance with the registration provisions of the Securities Act or an exemption therefrom, or in accordance with the provisions of Regulation S.

On November 2, 2004 the board of directors of the Company authorized the issuance of 100,000 shares of common stock to Dawson Co., Ltd. for cash consideration of $59,000 or $0.59 a share pursuant to the terms of a subscription agreement. The Company relied on exemptions provided by Section 4(2) and Regulation S of the Securities Act. No sales commissions were paid in connection with this transaction.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock for cash consideration; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time the subscription agreement was executed, and ensuring that the person to whom the stock was issued was a non-U.S. person with an address in a foreign country and having each person make representation to the Company certifying that he or she is not a U.S. person and is not acquiring the Securities for the account or benefit of a U.S. person other than persons who acquired the securities in transactions exempt from the registration requirements of the Securities Act; and also agrees only to sell the securities in accordance with the registration provisions of the Securities Act or an exemption therefrom, or in accordance with the provisions of Regulation S.

On November 9, 2004 the board of directors of the Company authorized the issuance of 14,000 shares of common stock to Marco Belone for marketing services rendered valued at $0.45 a share. The Company relied on exemptions provided by Section 4(2) and Regulation S of the Securities Act.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock for cash consideration; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time the offer of shares was concluded, and ensuring that the person to whom the stock was issued was a non-U.S. person with an address in a foreign country and having each person make representation to the Company certifying that he or she is not a U.S. person and is not acquiring the Securities for the account or benefit of a U.S. person other than persons who acquired the securities in transactions exempt from the registration requirements of the Securities Act; and also agrees only to sell the securities in accordance with the registration provisions of the Securities Act or an exemption therefrom, or in accordance with the provisions of Regulation S.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 21 of this Form 10-QSB, and are incorporated herein by this reference.

.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 12th day of November, 2004.

OPENLiMiT, INC.

/s/ Henry Dattler
Henry Dattler
Chief Executive Officer and Director

/s/ Marc Gurov
Marc Gurov
Chief Financial Officer and Director

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Articles of Incorporation of the Company (incorporated by reference from the 10-SB filed with the Commission on December 31, 1999
3(i)(b)	*	Amended Articles of Incorporation of the Company (incorporated by reference from the 10-KSB filed with the Commission on April 9, 2003)
3(i)(c)	*	Amended Articles of Incorporation of the Company (incorporated by reference from the 10-QSB filed with the Commission on November 17, 2003)
3(ii)(a)	*	Bylaws of the Company (incorporated by reference from the 10-SB filed with the Commission on December 31, 1999).
3(ii)(b)	*	Amended Bylaws of the Company (incorporated by reference from the 10-QSB filed with the Commission on November 17, 2003)
10(i)	*	Stock Exchange Agreement dated April 25, 2003 between the Company and OpenLimit Holding AG. (incorporated by reference with the 8-K filed with the Commission on May 5, 2003)
10(ii)	*	Debt Settlement Agreement dated December 19, 2002 between the Company and Zmax Capital Corp. (incorporated by reference from the 10-KSB filed with the Commission on April 9, 2003)
10(iii)	*	Debt Settlement Agreement dated December 19, 2002 between the Company and Shafiq Nazerali (incorporated by reference from the 10-KSB filed with the Commission on April 9, 2003)
10(iv)	*	Debt Settlement Agreement dated December 19, 2002 between the Company and Zmax Capital Corp. (incorporated by reference from the 10-KSB filed with the Commission on April 9, 2003)
10(v)	*	Debt Settlement Agreement dated December 19, 2002 between the Company and Shafiq Nazerali (incorporated by reference from the 10-KSB filed with the Commission on April 9, 2003)
10(vi)	*	Subscription Agreement dated April 18, 2003 between the Company and Affaires Financieres S.A. (incorporated by reference from the 10-QSB filed with the Commission on May 14, 2003)
10(vii)	Attached	Debt Settlement Agreement dated September 14, 2004 between the Company and Enuhill Portfolio, Inc.
14	*	Code of Ethics adopted March 1, 2004 (incorporated by reference from the 10-QSB filed with the Commission on April 14, 2004).
31(a)	Attached	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(b)	Attached	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(a)	Attached	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32(b)	Attached	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Disclosures submitted to the Commission in previous filings.

