Form 10QSB
period 2005-03-31
OPENLIMIT INC
filed 2005-05-12
CIK 1060409

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended **March 31, 2005**.

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

Yes __X__ No

The number of outstanding shares of the registrant's common stock, $0.01 par value (the only class of voting stock), as of May 12, 2005 was 67,418,382.

TABLE OF CONTENTS

Page

PART I.
ITEM 1. FINANCIAL STATEMENTS	3
Unaudited Interim Consolidated Balance Sheet as of March 31, 2005	4
Unaudited Interim Consolidated Statement of Changes in Stockholders Equity (Deficit) for the period from Inception to March 31, 2005	5
Unaudited Interim Consolidated Statement of Operations for the three months ended March 31, 2005 and 2004 and the period since Date of Inception to March 31, 2005	6
Unaudited Interim Consolidated Statement of Cash Flows for the three months ended March 31, 2005 and 2004 and the period since Date of Inception to March 31, 2005	7
Notes to Unaudited Interim Consolidated Financial Statements	8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS	12
ITEM 3. CONTROLS AND PROCEDURES	16
PART II.
ITEM 2. CHANGES IN SECURITIES	17
ITEM 6. EXHIBITS	19
SIGNATURES	20
INDEX TO EXHIBITS	21
2

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term "Company" refers to OPENLiMiT, Inc., a Florida corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited interim consolidated financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

OPENLIMIT, INC.

(A Development Stage Company)

Statement 1

Interim Consolidated Balance Sheets

US Funds

ASSETS		March 31, 2005 *(unaudited)*		December 31, 2004 *(audited)*
Current				
Cash and cash equivalents	$	361,728	$	67,681
Accounts receivable		19,102		177,315
Inventory		439,585		470,248
Prepaid and other receivables		69,105		104,813
		889,520		820,057
Rights and Technology *(Note 3)*		1		1
Property and Equipment *(Note 4)*		150,562		152,357
	$	1,040,083	$	972,415

LIABILITIES				
Current				
Accounts payable	$	403,124	$	683,570
Accrued liabilities		96,671		145,451
Deferred revenue		12,758		28,260
Loan payable *(Note 5)*		168,047		178,207
Due to related party *(Note 6)*		1,675,161		2,054,854
		2,355,761		3,090,342
Going Concern *(Note 1)*				

SHAREHOLDERS' DEFICIENCY				
Capital Stock				
Preferred stock				
Authorized: 500,000 with $0.01 par value				
Issued and outstanding: nil				
Common stock				
Authorized: 200,000,000 with $0.01 par value				
Issued and outstanding: 62,885,882 (December 31, 2004- 59,585,882) - *Statement 2*		628,858		595,858
Additional paid-in capital - *Statement 2*		7,054,170		5,859,180
Accumulated comprehensive loss - *Statement 2*		(354,140)		(471,990)
Deficit – accumulated during the development stage		(8,644,566)		(8,100,975)
		(1,315,678)		(2,117,927)
	$	1,040,083	$	972,415

- See Accompanying Notes -

OPENLIMIT, INC. <u>Statement 2</u>

(A Development Stage Company)

Interim Consolidated Statements of Changes in Shareholders' Equity (Deficiency)

US Funds

Unaudited

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Accumulated Comprehensive Loss	Total Equity (Deficiency)
Shares for cash at CHF 100 per share – June 15, 2001	1,000	$ 10	$ 72,143	$ -	$ -	$ 72,153
Net income	-	-	-	-	-	-
Balance – December 31, 2001	1,000	10	72,143	-	-	72,153
Shares split 100 new for 1 old – August 14, 2002	99,000	990	(990)	-	-	-
Shares for cash at CHF 1 per share – October 4, 2002	120,000	1,200	85,384	-	-	86,584
Net loss	-	-	-	(67,411)	-	(67,411)
Balance – December 31, 2002	220,000	2,200	156,537	(67,411)	-	91,326
Shares stock split 10 new for 1 old - February 3, 2003	1,980,000	19,800	(19,800)	-	-	-
Shares for rights and technology - February 3, 2003	39,800,000	398,000	(397,999)	-	-	1
Balance – April 24, 2003	42,000,000	420,000	(261,262)	(67,411)	-	91,327
Acquisition of Jure Holdings, Inc. – Recapitalization	3,617,084	36,171	(35,816)	-	-	355
Finders' fee for acquisition of Jure Holdings, Inc.	2,400,000	24,000	(24,000)	-	-	-
Shares for consulting services	770,000	7,700	646,800	-	-	654,500
Shares issued for debt	5,365,427	53,654	2,092,517	-	-	2,146,171
Shares issued for consulting	10,000	100	7,900	-	-	8,000
Shares issued for consulting	280,000	2,800	221,200	-	-	224,000
Net loss	-	-	-	(3,617,853)	-	(3,617,853)
Foreign exchange loss	-	-	-	-	(271,624)	(271,624)
Balance – December 31, 2003	54,442,511	544,425	2,647,339	(3,685,264)	(271,624)	(765,124)
Shares issued for debt	3,611,747	36,117	2,181,603	-	-	2,217,720
Shares issued for consulting	1,231,624	12,316	868,238	-	-	880,554
Shares issued for cash	300,000	3,000	162,000	-	-	165,000
Foreign exchange loss	-	-	-	-	(200,366)	(200,366)
Net loss	-	-	-	(4,415,711)	-	(4,415,711)
Balance – December 31, 2004	59,585,882	595,858	5,859,180	(8,100,975)	(471,990)	(2,117,927)
Shares issued for cash	3,300,000	33,000	1,194,990	-	-	1,227,990
Foreign exchange gain	-	-	-	-	117,850	117,850
Net loss	-	-	-	(543,591)	-	(543,591)
Balance – March 31, 2005	62,885,882	$ 628,858	$ 7,054,170	$ (8,644,566)	$ (354,140)	$ (1,315,678)

- See Accompanying Notes -

OPENLIMIT, INC. Statement 3

(A Development Stage Company)

Interim Consolidated Statements of Operations

US Funds

Unaudited

	From Incorporation June 15, 2001 to March 31, 2005	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004
Revenue	$ 1,207,840	$ 49,210	$ 135,343
Cost of Goods Sold	487,838	12,711	25,096
Gross Profit (59.6%; 74.2%; 81.5%)	720,002	36,499	110,247
General and Administrative Expenses			
Advertising	380,820	21,891	94,871
Bad debts	79,528	-	-
Consulting and salaries	5,558,433	406,173	588,059
Depreciation	287,627	8,524	14,145
Information technology	179,901	174	4,082
Listing and filing fees	21,232	-	10,250
Office and miscellaneous	511,203	19,418	82,525
Professional fees	694,939	7,653	39,619
Rent	305,039	47,329	41,109
Travel	353,572	66,730	65,481
	8,372,294	577,892	940,141
Loss Before the Following	(7,652,292)	(541,393)	(829,894)
Loss on acquisition of subsidiary	(267,405)	-	-
Loss on settlement of debt	(715,197)	-	-
Corporate tax	(216)	-	-
Interest income (expense)	(9,456)	(2,198)	1,789
Loss For the Period	$ (8,644,566)	$ (543,591)	$ (828,105)
Loss per Share – Basic and Diluted		$ ((	$ (0.02)
Weighted Average Shares Outstanding		60,403,660	50,161,093

- See Accompanying Notes -

OPENLIMIT, INC.

(A Development Stage Company)

Statement 4

Interim Consolidated Statements of Cash Flows

US Funds

Unaudited

	From Incorporation June 15, 2001 to March 31, 2005	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004
Operating			
Loss for the period	$ (8,644,566)	$ (543,591)	$ (828,105)
Items not involving an outlay of cash:			
Depreciation	287,627	8,524	14,145
Shares for consulting services	1,767,054	-	-
Loss on acquisition of subsidiary	267,405	-	-
Changes in non-cash working capital items:			
Accounts receivable	(19,102)	158,213	-
Inventory	(439,585)	30,663	(11,097)
Prepaid expenses and other receivables	(35,579)	35,708	43,211
Accounts payable	384,563	(280,446)	131,385
Accrued liabilities	81,706	(48,780)	(22,500)
Deferred revenue	12,758	(15,502)	(8,092)
	(6,337,719)	(655,211)	(681,053)
Investing			
Acquisition of property and equipment	(333,239)	(6,729)	(111,268)
Net monetary assets acquired – Jure Holdings, Inc.	355	-	-
Acquisition of subsidiary	(72,280)	-	-
Net monetary assets acquired – subsidiary	(300,075)	-	-
	(705,239)	(6,729)	(111,268)
Financing			
Advances from (to) related parties	1,675,161	(379,693)	218,273
Loan received from (paid) unrelated party	4,531,938	(10,160)	515,392
Share issuances	1,551,727	1,227,990	-
	7,758,826	838,137	733,665
Effect of exchange rate changes on cash and cash equivalents	(354,140)	117,850	39,036
Net increase (decrease) in cash and cash equivalents	361,728	294,047	(19,620)
Cash and cash equivalents, beginning of period	-	67,681	101,356
Cash and cash equivalents, end of period	$ 361,728	$ 361,728	$ 81,736
Schedule of Non-Cash Investing and Financing Transactions			
Shares issued for acquisition of rights and technology	$ 1	$ -	$ -
Shares issued for acquisition of Jure Holdings, Inc.	$ 355	$ -	$ -
Shares issued for consulting services	$ 1,767,054	$ -	$ -
Shares issued for debt	$ 4,363,891	$ -	$ -

- See Accompanying Notes -

OPENLIMIT, INC.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
March 31, 2005
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

OPENLiMiT markets its product via a two-channel strategy: the Original Equipment Manufacturer ("OEM") Strategy and a Direct Sales Strategy. OEM-Partners market software solutions, targeting mainly large businesses and the public sector. The modular software may be integrated in existing IT-Infrastructures or modules are licensed for the integration in stand-alone software solutions for third party sellers. The Direct Sales Strategy is focused on marketing the OPENLiMiT products to individuals and small and medium-sized companies.

Going Concern and Liquidity Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at March 31, 2005, the Company has a loss from operations, a working capital deficiency of $1,466,241, an accumulated deficit of $8,644,566 and has incurred an accumulated operating cash flow deficit of $6,337,719 since incorporation. The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2005.

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

OPENLIMIT, INC.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
March 31, 2005
US Funds
Unaudited

2. Significant Accounting Policies

These interim consolidated financial statements follow the same accounting policies and methods of their application as the most recent annual financial statements. These interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004.

3. Rights and Technology

In 2003, the Company purchased, from a related party, the exclusive rights to use the digital signature and encryption software. As consideration, the Company issued 39,800,000 common shares. This was a related party transaction and the shares, at that time were not public and did not have a quotable market, therefore the right as well as the consideration given up (being the issuance of shares) have been recorded at the related party's cost base, which has been deemed to be a nominal value of $1.

4. Property and Equipment

Details are as follows:

	Cost	Accumulated Depreciation	**Net Book Value March 31, 2005**	Net Book Value December 31, 2
Office and computer equipment	$ 450,145	$ 299,583	**$ 150,562**	$ 152,357

5. Loan Payable

The loan payable bears interest at 7.5% per annum and is due on demand. The principal and accrued interest were repaid subsequent to March 31, 2005.

OPENLIMIT, INC.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
March 31, 2005
US Funds
Unaudited

6. Related Party Balances and Transactions

The amounts due to related party are with a director and officer of the Company, are non-interest bearing and due on demand.

Included in consulting and salaries are:

- $ 117,635 (2004 - $98,603) paid to companies controlled by directors of the Company
- $ 43,664 (2004 - $9,424) paid to officers or former officers of the Company.

---

7. Share Capital

a) In 2003, the Company established a Compensation Benefit Plan. Under the plan, the Company may issue stock or grant stock purchase options to its employees, consultants or advisors. The maximum number of shares that can be issued under this plan is 5,000,000. During 2004, the Company issued 1,217,624 shares from exercise of some of these options, leaving 2,732,376 shares available for issuance.

b) During the period, the Company issued 3,300,000 common shares for total proceeds of $1,227,990 and issued 2,000,000 purchase warrants to an unrelated company. Each purchase warrant entitles the holder to purchase one common share of the Company at $0.40 per share, exercisable within two years.

c) Warrants

As at 31 March 31, 2005, the Company has 2,000,000 warrants outstanding, with exercise price of $0.40 per share and expiry date of February 2007.

OPENLIMIT, INC.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
March 31, 2005
US Funds
Unaudited

8. Commitments

a) The Company has a long-term independent analyst report contract, a number of vehicle operating lease agreements and office space lease agreements. The future lease and contract obligations are as follows:

		Amount
2005	$	212,153
2006		213,648
2007		172,134
2008		41,771
	$	639,706

b) During the prior year, the Company signed an agreement with a third party software developer. The developer is to provide a complete transaction module to the Company for OpenLimit card payments. As of December 2004, the Company has paid €102,250 and it will pay the remaining balance of €43,500 upon the acceptance of the software.

9. Income Taxes

The income taxes of the Company are substantially attributable to the operations in Switzerland whose statutory tax rate is 0.5 - 1.5% based on capital and reserves. This is paid on a yearly basis.

10. Subsequent event

In April 2005, the Company issued 1,322,500 common shares and 1,322,500 purchase warrants to unrelated companies for total proceeds of $533,000. Each purchase warrant entitles the holder to purchase one common share at $0.40 per share, exercisable within two years.

In May 2005, the Company issued 3,200,000 common shares and 3,200,000 purchase warrants to an unrelated company for total proceeds of $1,280,000.

ITEM 2.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this registration statement. The Company's fiscal year end is December 31.

General

The Company has developed several products and software modules, which it markets via an Original Equipment Manufacturer (OEM) and Direct Sales Strategy.

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

As of March 31st, 2005, the Company had several important OEM-Partners in Europe and the United States and a growing number of active Independent Representatives in its Direct Sales division in Germany, Austria and Switzerland. The Company continues to build on its OEM and Direct Sales organization and expects to expand into other European member states later this year.

The Company's short term strategy is to realize net cash flow from operations to expand marketing efforts in Europe and to continue research and development efforts to ensure that the OPENLiMiT products remain at the forefront of enabling secure transactions over the internet. The realization of net cash flows in the near term will require a significant increase in the Company's revenues and a decrease in expenses. Accordingly, the Company intends to focus on the completion of existing and pending projects and reducing administrative costs. The Company believes that it can successfully position itself by expanding the network of integration projects and thus selling opportunities by maintaining business development support for its selling partners. The Company believes that it can reduce administrative costs since research and development costs have peaked with the introduction of OPENLiMiT products to market. Once the Company has achieved positive net cash flow, its longer term strategy is to expand marketing efforts beyond Europe.

However, historically the Company has not been able to generate sufficient cash flow to sustain operations and fund necessary research and development. Therefore, there can be no assurance that the Company's OEM or Direct Sales Strategy or any other sources of revenue will provide sufficient cash flows in the near term to sustain operations. Should the Company be unable to generate sufficient cash flow from the sale of its products to sustain its business it will seek financing through alternative sources such as the sale of its common stock. The Company can provide no assurance that such efforts, if necessary, would be successful.

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

Results of Operations

Quarters ended March 31, 2005 and 2004 (Unaudited)

Sales

Sales for the three months ended March 31, 2005 were $49,210 as compared to $135,343 for the three month period ended March 31, 2004. The decrease in revenue for the three month period is attributable to decrease in sales of the OPENLiMiT package as the Company moves its focus towards a OEM marketing strategy. The Company anticipates that revenues will increase over the next twelve months as it expands it OEM marketed sales and concludes pending OEM agreements.

Losses

Net losses for the three months ended March 31, 2005 decreased to $543,591 from $828,105 for the three month period ended March 31, 2004, a decrease of 33%. The decrease in net losses for the three month period over the comparable three month period can be attributed to the decrease in general and administrative expenses as compared to the prior period. The Company intends to further reduce net losses over the next twelve months as revenues increase.

Expenses

Selling, general and administrative expenses for the three months ended March 31, 2005 decreased to $577,892 from $940,141 for the three month period ended March 31, 2004, a decrease of 39%. The decrease in selling, general and administrative expenses is primarily the result of decreased advertising costs, consulting fees and salaries, office and miscellaneous expenses, and professional fees, related to the Company streamlining business operations and its shift toward an OEM marketing strategy. The Company expects that selling, general and administrative expenses will remain relatively consistent over the next twelve months..

Cost of goods sold for the three months ended March 31, 2005 was $12,711 as compared to $25,096 for the three month period ended March 31, 2004, a decrease of 49%. The Company expects that the cost of goods sold will rise consistently in relation to increases in revenue over the next twelve months.

Depreciation expenses for the three months ended March 31, 2005 and March 31, 2004 were $8,524 and $14,145 respectively.

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

Liquidity and Capital Resources

Cash flow used in operations was $655,211 for the three months ended March 31, 2005, as compared to cash flow used in operations of $681,053 for the three months ended March 31, 2004, a decrease of 4%. The Company expects that cash flows used in operations will decrease as sales increase over future periods.

Cash flow produced from financing activities increased to $838,137 for the three months ended March 31, 2005, as compared to cash flow produced from financing activities of $733,665 for the three months ended March 31, 2004.. The cash flows produced from financing activities were the result of share issuances over the current period. The Company expects that cash flows produced from financing activities may increase in future periods in order to maintain operations.

Cash flows used in investing activities decreased to $6,729 for the three months ended March 31, 2005 as compared to cash flow used in investing activities of $111,268 for the three months ended March 31, 2004. Cash flows used in investing activities were primarily spent on the acquisition of software that compliments the OPENLiMiT package during the three months ended March 31, 2005 and 2004. The Company expects that cash flows used in investing activities may increase in future periods to support the expansion of operations.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment, outside of normal items to be utilized by office personnel.

The Company has no current plans to make any significant changes in the number of employees.

The Company had a working capital deficit of $1,466,241 as of March 31, 2005 and has funded its cash needs from inception through revenues and a series of debt and equity transactions, including several private placements. The bulk of these transactions have taken place outside the United States. Since the Company has only recently realized revenues it may still require new debt or equity transactions to satisfy cash needs over the next twelve months.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2004 included in the Company' Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

The Company applies the following critical accounting policies related to revenue recognition in the preparation of its financial statements

Revenue Recognition

The Company generates revenue through the sale of the OPENLiMiT products whether to Sales Representatives (wholesale distributors) or to individual consumers. OEM revenues have also been realized as the result of the successful implementation of various OEM projects. Revenues are recognized only when persuasive evidence for a sales arrangement exists; delivery of the product has occurred; the product fee is fixed or determinable; and collection of the fee is reasonably assured. Revenue derived from the sale of services is initially recorded as deferred revenue on the balance sheet. The amount is recognized as income over the term of the contract.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This Form 10-QSB includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-QSB, other than statements of historical facts, address matters that the Company reasonably expects, believes or anticipates will or may occur in the future. Such statements are subject to various assumptions, risks and uncertainties, many of which are beyond the control of the Company. These forward looking statements may relate to such matters as anticipated financial performance, future revenue or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words “may,” “will,” ”expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results and financial position. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in our forward-looking statements.

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

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of March 31, 2005. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended March 31, 2005 and 2004.

(b) Changes in Internal Controls

During the period ended March 31, 2005, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 2. CHANGES IN SECURITIES

On January 27, 2005, the Company authorized the issuance of 600,000 shares of restricted common stock valued at $0.28165 a share to Boggart Continental S.A. in exchange for cash consideration the amount of $168,990 pursuant to the exemptions from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933.

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

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time the settlement agreement originated, and ensuring that the entity to whom the stock was issued was a non-U.S. person with an address in a foreign country.

On February 24th, 2005, the Company authorized the issuance of 2,000,000 shares of restricted common stock valued at $0.40 a share, attached to which were 2,000,000 purchase warrants with an exercise price of $0.40 a share valid for a two year period, to Magdalena Financial Corp., in exchange for cash consideration the amount of $800,000 pursuant to the exemptions from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933.

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

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time the settlement agreement originated, and ensuring that the entity to whom the stock was issued was a non-U.S. person with an address in a foreign country.

On February 28th, 2005, the Company authorized the issuance of 600,000 shares of restricted common stock valued at $0.37 a share to Friedrich Active Asset Management in exchange for cash consideration the amount of $222,000 pursuant to the exemptions from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933.

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

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time the settlement agreement originated, and ensuring that the entity to whom the stock was issued was a non-U.S. person with an address in a foreign country.

On February 28th, 2005, the Company authorized the issuance of 100,000 shares of restricted common stock valued at $0.37 a share to Bagtown Portfolio, Inc. in exchange for cash consideration the amount of $37,000 pursuant to the exemptions from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933.

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

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time the settlement agreement originated, and ensuring that the entity to whom the stock was issued was a non-U.S. person with an address in a foreign country.

On April 1, 2005, the Company authorized the issuance of 1,000,000 shares of restricted common stock valued at $0.40 a share, attached to which were 1,000,000 purchase warrants with an exercise price of $0.40 a share valid for a two year period, to Magdalena Financial Corp. in exchange for cash consideration the amount of $400,000 pursuant to the exemptions from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933.

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

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time the settlement agreement originated, and ensuring that the entity to whom the stock was issued was a non-U.S. person with an address in a foreign country.

On April 1, 2005, the Company authorized the issuance of 332,500 shares of restricted common stock valued at $0.40 a share attached to which were 332,500 purchase warrants with an exercise price of $0.40 a share valid for a two year period, to Magdalena Financial Corp. in exchange for cash consideration the amount of $133,000 pursuant to the exemptions from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933.

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

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time the settlement agreement originated, and ensuring that the entity to whom the stock was issued was a non-U.S. person with an address in a foreign country.

On May 4, 2005, the Company authorized the issuance of 3,200,000 shares of restricted common stock valued at $0.40 a share, attached to which were 3,200,000 purchase warrants with an exercise price of $0.40 a share valid for a two year period, to Magdalena Financial Corp in exchange for cash consideration the amount of $1,280,000 pursuant to the exemptions from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933.

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

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time the settlement agreement originated, and ensuring that the entity to whom the stock was issued was a non-U.S. person with an address in a foreign country.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 21 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 12th day of May, 2005.

OPENLiMiT, INC.

/s/ Henry Dattler
Henry Dattler
Chief Executive Officer and Director

/s/ Marc Gurov
Marc Gurov
Chief Financial Officer and Director

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Articles of Incorporation of the Company (incorporated by reference from the 10-SB filed with the Commission on December 31, 1999
3(i)(b)	*	Amended Articles of Incorporation of the Company (incorporated by reference from the 10-KSB filed with the Commission on April 9, 2003)
3(i)(c)	*	Amended Articles of Incorporation of the Company (incorporated by reference from the 10-QSB filed with the Commission on November 17, 2003)
3(ii)(a)	*	Bylaws of the Company (incorporated by reference from the 10-SB filed with the Commission on December 31, 1999).
3(ii)(b)	*	Amended Bylaws of the Company (incorporated by reference from the 10-QSB filed with the Commission on November 17, 2003)
10(i)	*	Stock Exchange Agreement dated April 25, 2003 between the Company and OpenLimit Holding AG. (incorporated by reference with the 8-K filed with the Commission on May 5, 2003)
10(ii)	*	Subscription Agreement dated April 18, 2003 between the Company and Affaires Financieres S.A. (incorporated by reference from the 10-QSB filed with the Commission on May 14, 2003).
10(iii)	*	Debt Settlement Agreement dated September 14, 2004 between the Company and Enuhill Portfolio, Inc.
14	*	Code of Ethics adopted March 1, 2004 (incorporated by reference from the 10-QSB filed with the Commission on April 14, 2004).
31(a)	Attached	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(b)	Attached	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(a)	Attached	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32(b)	Attached	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Disclosures submitted to the Commission in previous filings.

