Form 10QSB
period 2005-06-30
OPENLIMIT INC
filed 2005-08-12
CIK 1060409

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended **June 30, 2005**.

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

Zugerstrasse 76B, Baar, Switzerland CH 6341
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

Yes __**X**___ No

The number of outstanding shares of the registrant's common stock, $0.01 par value (the only class of voting stock), as of August 12, 2005, was 70,000,000.

TABLE OF CONTENTS

Page

PART I.
ITEM 1. FINANCIAL STATEMENTS	3
Unaudited Interim Consolidated Balance Sheet as of June 30, 2005	4
Unaudited Interim Consolidated Statements of Changes in Stockholders Equity (Deficit) for the period from Inception to June 30, 2005	5
Unaudited Interim Consolidated Statement of Operations for the three and six months ended June 30, 2005 and 2004 and the period since Date of Inception to June 30, 2005	7
Unaudited Interim Consolidated Statement of Cash Flows for the six months ended June 30, 2005 and 2004 and the period since Date of Inception to June 30, 2005	8
Notes to Unaudited Interim Consolidated Financial Statements	9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS	13
ITEM 3. CONTROLS AND PROCEDURES	18
PART II.
ITEM 1. LEGAL PROCEEDINGS	18
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES	18
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	20
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20
ITEM 5. OTHER INFORMATION	20
ITEM 6. EXHIBITS	20
SIGNATURES	21
INDEX TO EXHIBITS	22
2

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term “Company” refers to OPENLiMiT, Inc. (formerly known as “Jure Holdings, Inc.”), a Florida corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited interim consolidated financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

OPENLIMIT, INC.

(A Development Stage Company)

Statement 1

Interim Consolidated Balance Sheets

US Funds

ASSETS		June 30, 2005 *(unaudited)*		December 31, 2004 *(audited)*
Current				
Cash and cash equivalents	$	565,709	$	67,681
Accounts receivable		46,366		177,315
Inventory		425,479		470,248
Prepaid and other receivables		15,237		104,813
		1,052,791		820,057
Rights and Technology *(Note 3)*		1		1
Property and Equipment *(Note 4)*		140,088		152,357
	$	1,192,880	$	972,415
LIABILITIES				
Current				
Accounts payable	$	61,422	$	683,570
Accrued liabilities		55,864		145,451
Deferred revenue		10,586		28,260
Loan payable		-		178,207
Due to related party *(Note 5)*		128,811		2,054,854
		256,683		3,090,342
Going Concern *(Note 1)*				
SHAREHOLDERS' EQUITY (DEFICIENCY)				
Capital Stock				
Preferred stock				
Authorized: 500,000 with $0.01 par value				
Issued and outstanding: nil				
Common stock				
Authorized: 200,000,000 with $0.01 par value				
Issued and outstanding: 70,000,000 (December 31, 2004- 59,585,882) - *Statement 2*		700,000		595,858
Additional paid-in capital - *Statement 2*		9,983,572		5,859,180
Contributed Surplus - *Statement 2 (Note 6b)*		879,675		-
Accumulated Comprehensive Loss - *Statement 2*		(423,956)		(471,990)
Deficit – accumulated during the development stage		(10,203,094)		(8,100,975)
		936,197		(2,117,927)
	$	1,192,880	$	972,415

- See Accompanying Notes -

OPENLIMIT, INC.

(A Development Stage Company)

Interim Consolidated Statements of Changes in Shareholders' Equity (Deficiency)

US Funds

Unaudited

Statement 2

	Common Stock Shares	Common Stock Amounts	Additional Paid-in Capital	Contributed Surplus	Accumulated Comprehensive Loss	Deficit Accumulated During the Development Stage	Total Equity (Deficiency)
Shares for cash at CHF 100 per share – June 15, 2001	1,000	$ 10	$ 72,143	$ -	$ -	$ -	$ 72,153
Net income	-	-	-	-	-	-	-
Balance – December 31, 2001	1,000	10	72,143	-	-	-	72,153
Shares split 100 new for 1 old – August 14, 2002	99,000	990	(990)	-	-	-	-
Shares for cash at CHF 1 per share – October 4, 2002	120,000	1,200	85,384	-	-	-	86,584
Net loss	-	-	-	-	-	(67,411)	(67,411)
Balance – December 31, 2002	220,000	2,200	156,537	-	-	(67,411)	91,326
Shares stock split 10 new for 1 old - February 3, 2003	1,980,000	19,800	(19,800)	-	-	-	-
Shares for rights and technology - February 3, 2003	39,800,000	398,000	(397,999)	-	-	-	1
Balance – April 24, 2003	42,000,000	420,000	(261,262)	-	-	(67,411)	91,327
Acquisition of Jure Holdings, Inc. – Recapitalization	3,617,084	36,171	(35,816)	-	-	-	355
Finders' fee for acquisition of Jure Holdings, Inc.	2,400,000	24,000	(24,000)	-	-	-	-
Shares for consulting services	770,000	7,700	646,800	-	-	-	654,500
Shares issued for debt	5,365,427	53,654	2,092,517	-	-	-	2,146,171
Shares issued for consulting	10,000	100	7,900	-	-	-	8,000
Shares issued for consulting	280,000	2,800	221,200	-	-	-	224,000
Net loss	-	-	-	-	-	(3,617,853)	(3,617,853)
Foreign exchange loss	-	-	-	-	(271,624)	-	(271,624)
Balance – December 31, 2003	54,442,511	$ 544,425	$ 2,647,339	$ -	$ (271,624)	$ (3,685,264)	$ (765,124)

- See Accompanying Notes -

OPENLIMIT, INC.
(A Development Stage Company)

Statement 2 *(continued)*

Interim Consolidated Statements of Changes in Shareholders' Equity (Deficiency)

US Funds

Unaudited

	Common Stock				Additional Paid-in Capital		Contributed Surplus		Accumulated Comprehensive Loss		Deficit Accumulated During the Development Stage		Total Equity (Deficiency)
	Shares		Amounts										
Balance – December 31, 2003	54,442,511	$	544,425	$	2,647,339	$	-	$	(271,624)	$	(3,685,264)	$	(765,124)
Shares issued for debt	3,611,747		36,117		2,181,603		-		-		-		2,217,720
Shares issued for consulting	1,231,624		12,316		868,238		-		-		-		880,554
Shares issued for cash	300,000		3,000		162,000		-		-		-		165,000
Foreign exchange loss	-		-		-		-		(200,366)		-		(200,366)
Net loss	-		-		-		-		-		(4,415,711)		(4,415,711)
Balance – December 31, 2004	59,585,882		595,858		5,859,180		-		(471,990)		(8,100,975)		(2,117,927)
Shares issued for cash	7,832,500		78,326		2,962,664		-		-		-		3,040,990
Shares issued for debt	2,581,618		25,816		1,161,728		-		-		-		1,187,544
Benefit from warrants	-		-				879,675		-		-		879,675
Foreign exchange gain	-		-		-		-		48,034		-		48,034
Net loss	-		-		-		-		-		(2,102,119)		(2,102,119)
Balance – June 30, 2005	70,000,000	$	700,000	$	9,983,572	$	879,675	$	(423,956)	$	(10,203,094)	$	936,197

- See Accompanying Notes -

OPENLIMIT, INC. Statement 3

(A Development Stage Company)

Interim Consolidated Statement of Operations

US Funds

Unaudited

	From inception June 15, 2001 to June 30, 2005	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Revenue	$ 1,274,343	$ 66,503	$ 115,713	$ 337,725	$ 473,068
Cost of Goods Sold	531,531	43,693	56,404	172,579	197,675
Gross Profit	742,812	22,810	59,309	165,146	275,393
General and Administrative Expenses					
Advertising	394,930	14,110	36,001	19,454	114,325
Bad debts	79,528	-	-	-	-
Listing and filing fees	21,232	-	-	-	10,250
Consulting and salaries	5,892,810	334,377	740,550	848,967	1,437,026
Depreciation	314,154	26,527	35,051	146,450	160,595
Office and miscellaneous	531,526	20,323	39,741	17,208	99,733
Professional fees	757,475	62,536	70,189	66,115	105,734
Rent	355,917	50,878	98,207	40,188	81,297
Shareholder information	-	-	-	-	-
Information technology	179,944	43	217	394	4,476
Travel	398,343	44,771	111,501	41,514	106,995
	8,925,859	553,565	1,131,457	1,180,290	2,120,431
Loss Before the Following	(8,183,047)	(530,755)	(1,072,148)	(1,015,144)	(1,845,038)
Loss on acquisition of Bonneville	(267,405)	-	-	-	-
Foreign exchange loss	-	-	-	-	-
Loss on settlement of debt *(Note 6b)*	(1,749,769)	(1,034,572)	(1,034,572)	-	-
Corporate tax	(216)	-	-	-	-
Interest income (expense)	(2,657)	6,799	4,601	816	2,605
Loss For The Period	$(10,203,094)	$(1,558,528)	$(2,102,119)	$(1,014,328)	$ (1,842,433)
Loss per Share – Basic and diluted		$ (0.02)	$ (0.03)	$ (0.02)	$ (0.04)
Weighted Average Shares Outstanding		67,796,823	64,099,594	54,442,511	52,303,340

- See Accompanying Notes -

OPENLIMIT, INC.

Statement 4

(A Development Stage Company)

Interim Consolidated Statements of Cash Flows

US Funds

Unaudited

	From Incorporation June 15, 2001 to June 30, 2005	For the Period Ended June 30, 2005	For the Period Ended June 30, 2004
Operating			
Loss for the period	$ (10,203,094)	$ (2,102,119)	$ (1,842,433)
Items not involving an outlay of cash:			
Depreciation	314,154	35,051	160,595
Shares for consulting services	1,767,054	-	374,000
Loss on acquisition of subsidiary	267,405	-	-
Loss on settlement of debt	1,034,572	1,034,572	-
Changes in non-cash working capital items:			
Accounts receivable	(46,366)	130,949	12,211
Inventory	(425,479)	44,769	(9,441)
Prepaid expenses and other receivables	18,289	89,576	(20,121)
Accounts payable	42,860	(622,149)	180,854
Accrued liabilities	40,899	(89,587)	(22,500)
Deferred revenue	10,586	(17,674)	(7,845)
	(7,179,120)	(1,496,612)	(1,174,680)
Investing			
Acquisition of property and equipment	(349,291)	(22,781)	(121,046)
Net monetary assets acquired – Jure Holdings, Inc.	355	-	-
Acquisition of subsidiary	(72,280)	-	-
Net monetary assets acquired – subsidiary	(300,075)	-	-
	(721,291)	(22,781)	(121,046)
Financing			
Advances from (to) related parties	1,161,458	(893,396)	379,938
Loan received from (paid) unrelated party	4,363,891	(178,207)	974,443
Share issuances	3,364,727	3,040,990	-
	8,890,076	1,969,387	1,354,381
Effect of exchange rate changes on cash and cash equivalents	(423,956)	48,034	20,027
Net increase (decrease) in cash and cash equivalents	565,709	498,028	78,682
Cash and cash equivalents, beginning of period	-	67,681	101,356
Cash and cash equivalents, end of period	$ 565,709	$ 565,709	$ 180,038

Schedule of Non-Cash Investing and Financing Transactions			
Due to related party settled by issuance of warrants	$ 1,032,647	$ 1,032,647	$ -
Shares issued for acquisition of rights and technology	$ 1	$ -	$ -
Shares issued for acquisition of Jure Holdings, Inc.	$ 355	$ -	$ -
Shares issued for consulting services	$ 1,767,054	$ -	$ -
Shares issued for debt	$ 5,551,435	$ 2,067,219	$ -
Warrants issued for debt	$ 879,675	$ 879,675	$ -

- See Accompanying Notes -

OPENLIMIT, INC.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
June 30, 2005
US Funds
Unaudited

1. Organization and Going Concern

OPENLiMiT, Inc. ("OPENLiMiT") is a technology and marketing company. The Company is headquartered in Baar, Switzerland, and maintains several wholly-owned companies and subsidiaries in Switzerland and Germany. The wholly-owned companies and subsidiaries perform various functions, including product development, business development, support of partner distribution companies, licensing, consulting, and training.

The Company is a pioneer and leader in the development of electronic signature and encryption software, enhancing the security, provability and efficiency of electronic business transactions, electronic workflow, communication processes and data. The Company has developed software solutions for the private and public sector.

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

Going Concern and Liquidity Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at June 30, 2005, the Company has a loss from operations, an accumulated deficit of $10,203,094 and has incurred an accumulated operating cash flow deficit of $7,179,120 since incorporation. The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2005.

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
June 30, 2005
US Funds
Unaudited

2. Significant Accounting Policies

These interim consolidated financial statements follow the same accounting policies and methods of their application as the most recent annual financial statements. These interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004.

---

3. Rights and Technology

In 2003, the Company purchased, from a related party, the exclusive rights to use the digital signature and encryption software. As consideration, the Company issued 39,800,000 common shares. This was a related party transaction and the shares, at that time were not public and did not have a quotable market value, therefore the right as well as the consideration given up (being the issuance of shares) have been recorded at the related party's cost base, which has been deemed to be a nominal value of $1.

---

4. Property and Equipment

Details are as follows:

	Cos	Accumulated Depreciation	Net Book Value June 30, 2005	Net Bool Valu December 31
Office and computer equipment	$ 466,19	$ 326,110	$ 140,088	$ 152,357

---

5. Related Party Balances and Transactions

The amounts due to related party are with a director and officer of the Company, are non-interest bearing and due on demand.

Included in consulting and salaries are:

- $225,548 (2004 - $197,994) paid to directors and companies controlled by directors
- $85,602 (2004 - $9,124) paid to officers or former officers of the Company

---

OPENLIMIT, INC.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
June 30, 2005
US Funds
Unaudited

6. Share Capital

a) In 2003, the Company established a Compensation Benefit Plan. Under the plan, the Company may issue stock or grant stock purchase options to its employees, consultants or advisors. The maximum number of shares that can be issued under this plan is 5,000,000. During 2004, the Company issued 1,217,624 shares under this plan, leaving 2,732,376 shares available for issuance. All shares issued under this plan are being recorded at their fair market value. No shares were issued under this plan during the current period.

b) In the three months ended March 31, 2005, the Company issued 3,300,000 common shares for total proceeds of $1,227,990 and issued 2,000,000 share-purchase warrants to an unrelated company. Each share-purchase warrant entitles the holder to purchase one common share of the Company at $0.40 per share, exercisable within two years. The warrants expire on March 1, 2007.

In April 2005, the Company issued 1,332,500 common shares and 1,332,500 share-purchase warrants to unrelated companies for total proceeds of $533,000. Each share-purchase warrant entitles the holder to purchase one common share at $0.40 per share, exercisable within two years. Out of the total amount of warrants issued, 1,000,000 expire on March 16, 2007, and 332,500 expire on March 23, 2007.

In May 2005, the Company issued 3,200,000 common shares and 3,200,000 share-purchase warrants to an unrelated company for total proceeds of $1,280,000. The warrants can be exercised at the price of $0.40 per share on or before May 2, 2007.

On May 5, 2005, the Company settled $ 1,032,647 loan payable to a director by issuance of 2,581,618 common shares and 5,163,236 warrants. The shares were issued at a price of $0.46 per share, for total value of $1,187,544, and the warrants had a fair value, calculated using the Black Scholes pricing model, of $879,675. The value of warrants has been recorded as contributed surplus and included in loss on settlement of debt. The issuance of the shares and warrants resulted in a loss on settlement of debt of $1,034,572. The warrants expire on May 5, 2007. The fair value of warrants has been calculated using the Black-Scholes Option Pricing Model with the following assumptions:

Risk-free interest rate	3.73%
Expected dividend yield	-
Expected stock price volatility	53%
Expected life of warrants in year	2

c) Warrants

As at June 30, 2005, the outstanding share-purchase warrants were as follows:

Expiry Date		Exercise Price	Number of Warrants
March 1, 2007	$	0.40	2,000,000
March 16, 2007		0.40	1,000,000
March 23, 2007		0.40	332,500
May 2, 2007		0.40	3,200,000
May 5, 2007	$	0.40	5,163,236
			11,695,736

OPENLIMIT, INC.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
June 30, 2005
US Funds
Unaudited

7. Commitments

a) The Company has a long-term independent analyst report contract, a number of vehicle operating lease agreements and office space lease agreements. The future lease and contract obligations are as follows:

		Amount
2005	$	141,506
2006		213,648
2007		172,134
2008		41,771
	$	569,059

b) During the prior year, the Company signed an agreement with a third party software developer. The developer is to provide a complete transaction module to the Company for OPENLiMiT card payments. As of December 2004, the Company has paid €102,250, and it will pay the remaining balance of €43,500 upon the acceptance of the software.

---

8. Income Taxes

The income taxes of the Company are substantially attributable to the operations in Switzerland whose statutory tax rate is 0.5 - 1.5% based on capital and reserves. This is paid on a yearly basis.

---

9. Subsequent events

a) On July 15, 2005, the Company sold for CHF 1.00, to an unrelated party, two wholly owned subsidiaries of its own subsidiary OPENLiMiT Holding AG (“OPENLiMiT AG”): OPENLiMiT Access Marketing AG, headquartered in Baar, Switzerland, and OPENLiMiT Access Marketing AG, headquartered in Berlin, Germany. The decision to sell these subsidiaries was based on management’s intent to focus resources on product development and the Original Equipment Manufacturer sales marketing strategy, which indicates the greatest potential for future revenues.

b) On August 1, 2005, the board of directors of the Company agreed to a spin-off of all issued and outstanding shares of its 100% owned subsidiary OPENLiMiT Holding AG. OPENLiMiT Holding AG is the only significant asset of the Company. After completion of this transaction, the shares of OPENLiMiT Holding AG will be listed on the Berlin Stock Exchange. The shares of OPENLiMiT Holding AG are expected to start trading on the Berlin Stock Exchange around September 1, 2005. Thereafter, OPENLiMiT Holding AG will also apply to have its shares trade on the Frankfurt Stock Exchange.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this registration statement. The Company's fiscal year end is December 31.

This report and the exhibits attached hereto contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, statements as to management's good faith expectations and beliefs, which are subject to inherent uncertainties which are difficult to predict and may be beyond the ability of the Company to control. Forward-looking statements are made based upon management's expectations and belief concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management.

The words "believes," "expects," "intends," "plans," "anticipates," "hopes," "likely," "will," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements.

These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company's ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the rate of growth of the Company's business and acceptance of products and services; (iii) the ability of the Company to achieve and maintain a sufficient customer base to have sufficient revenues to fund and maintain operations; (iv) uncertainties connected to the anticipated separation from OPENLiMiT Holding AG; (vi) whether the Company will be able to sustain operations as a "shell company"; (vii) volatility of the stock market; and (viii) general economic conditions. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management's view only as of the date of this report. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances. For additional information about risks and uncertainties that could adversely affect the Company's forward-looking statements, please refer to the Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, and the Information Statement incorporated hereto by reference as Exhibit No. 20.

General

The Company develops, markets and sells numerous products and software modules, which it markets under the brand name of OPENLiMiT SignCubes. OPENLiMiT SignCubes is an electronic signature and encryption software. The software has been certified by the German Federal Office for Information Technology (BSI) according to Common Criteria EAL 3+. As such, the software is compliant with the German Signature Laws and Bylaws (SigG and SigV) and meets the security standards of Common Criteria countries. The software permits the user to electronically sign and encrypt any type of printable data and email, providing data manipulation security and provability. The array of functions and additional modules make the software flexible and user-friendly for both private and public sector implementation.

The OPENLiMiT Transaction Module permits online transactions, utilizing the benefits of electronic signature technology.

The OPENLiMiT Package is a software product designed for consumers. The package contains the OPENLiMiT SignCubes Software, the OPENLiMiT Card Reader and the OPENLiMiT Card. As a stand-alone solution, the package permits the user to electronically sign and encrypt any type of printable data and email. The user can also benefit from the increasing number of e-Government applications (varies by country), a large percentage of which require the use of a qualified electronic signature. The OPENLiMiT Card, a smartcard with a crypto-chip, contains an individual’s qualified electronic certificates.

OPENLiMiT Business is a software bundle for electronic signature, encryption and company-wide document management for small and medium sized companies. OPENLiMiT Business provides all the benefits of the OPENLiMiT Package, but has been enhanced to include batch processing of electronic signatures and electronic archiving. OPENLiMiT Business increases a company’s productivity, making the uninterrupted electronic workflow possible.

The Company markets its products via an Original Equipment Manufacturer (OEM) strategy and direct sales. The direct sales strategy was discontinued on July 15, 2005, with the sale of OPENLiMiT Holding AG subsidiaries, OPENLiMiT Access Marketing AG (Switzerland) and OPENLiMiT Access Marketing AG (Germany), to enable OPENLiMiT Holding AG to focus on OEM sales.

On August 1, 2005, the Company’s board of directors declared a distribution of 100% of the shares of OPENLiMiT Holding AG common stock to the Company’s common shareholders on a pro rata basis. The Company’s shareholders will receive one (1) share of OPENLiMiT Holding AG stock for every five (5) shares of Company common stock they hold as of the record date, August 19, 2005. The distribution date is on or about September 1, 2005. Subsequent to the distribution date the Company will be without significant operations. However, the Company’s shareholders’ shares of OPENLiMiT Holding AG stock will be tradable on the Berlin-Bremen Stock Exchange. Accordingly, the forward looking statements contained in this report are intended to describe the future operating results of the Company and OPENLiMiT Holding AG as indicated.

Business Strategy

Our short term strategy is to realize net cash flow from operations, expand marketing efforts in Europe and to continue research and development efforts. The realization of net cash flows in the near term will require a significant increase in our revenues and a decrease in expenses. Accordingly, we intend to focus on the completion of existing and pending projects and reducing administrative costs. The Company believes that it can successfully position itself by expanding the network of integration projects and thus selling opportunities by maintaining business development activities and support for its selling partners. The Company believes that it can reduce administrative costs since research and development costs have peaked with the introduction of its products to market. Once the Company has achieved positive net cash flow from operations and improved its position in Europe, its longer term strategy is to expand marketing efforts beyond Europe.

Historically, however, the Company has not been able to generate sufficient cash flow to sustain operations and fund necessary research and development. Therefore, there can be no assurance that our OEM or direct sales strategy or any other sources of revenue will provide sufficient cash flows in the near term to sustain operations. Should the Company be unable to generate sufficient cash flow from the sale of its products to sustain its business it will seek financing through alternative sources such as the sale of its common stock. The Company can provide no assurance that such efforts, if necessary, would be successful.

The Company's business development strategy is prone to significant risks and uncertainties that can have an immediate impact on efforts to realize net cash flow and deter future prospects of revenue growth. The Company's financial condition and results of operations depend primarily on revenue generated from the sale of its products and its ability to reduce administrative expenses. The Company has a limited history of generating revenue that cannot be viewed as an indication of continued growth and a historical record of incurring losses. Should the Company be unable to consistently generate revenue and reduce or stabilize expenses to the point where it can realize net cash flow, such failure will have an immediate impact on the its ability to continue its business operations.

Results of Operations

Three and six month periods ended June 30, 2005 and 2004 (Unaudited)

Revenue

Revenue for the three month period ended June 30, 2005 were $66,503 as compared to $337,725 for the three month period ended June 30, 2004, a decrease of 80%. Revenue for the six month period ended June 30, 2005 were $115,713 as compared to $473,068 for the six month period ended June 30, 2004, a decrease of 76%. The decrease in revenue for the three and six month periods over the comparable prior periods is attributable to a decrease in sales of the OPENLiMiT package from direct sales efforts as the Company shifts its focus on to its OEM marketing strategy. The Company anticipates that revenues generated by OPENLiMiT Holding AG will increase over the next twelve months as it expands OEM marketed sales.

Losses

Net losses for the three months ended June 30, 2005 increased to $1,558,528 from $1,014,328 for the three month period ended June 30, 2004, an increase of 54%. Net losses for the six months ended June 30, 2005 increased to $2,102,119 from $1,842,433 for the six month period ended June 30, 2004, an increase of 14%. The increase in net losses for the current three and six month periods over the comparable prior periods can be attributed to decreases in revenue and an extraordinary loss of $1,034,572 in connection with the settlement of debt with a director of the Company. Except for extraordinary losses associated with the forgiveness of debt on separation from OPENLiMiT Holding AG, the Company expects that net losses will decrease over the next twelve months as it will be without significant operations.

Expenses

Selling, general and administrative expenses for the three months ended June 30, 2005, decreased to $553,565 from $1,180,290 for the three month period ended June 30, 2004, a decrease of 53%. Selling, general and administrative expenses for the six months ended June 30, 2005 decreased to $1,131,457 from $2,120,431 for the six month period ended June 30, 2004, a decrease of 47%. The decrease in selling, general and administrative expenses for the current three and six month periods over the comparable prior periods is primarily the result of decreased advertising costs, consulting fees and salaries, office and miscellaneous expenses, and professional fees, related to the Company streamlining business operations and its shift toward an OEM marketing strategy. The Company expects that selling, general and administrative expenses will decrease over the next twelve months as subsequent to the separation from OPENLiMiT Holding AG it will be without significant operations.

Cost of goods sold for the three months ended June 30, 2005, was $43,693 as compared to $172,579 for the three month period ended June 30, 2004. Cost of goods sold for the six months ended June 30, 2005 was $56,404 as compared to $197,675 for the six month period ended June 30, 2004. The decrease in the cost of goods sold for the three and six month periods over the comparable prior periods can be attributed to a decrease in sales. The Company expects that the cost of goods sold will decrease over the next twelve months to zero due to the anticipated separation from OPENLiMiT Holding AG.

Depreciation expenses for the three months ended June 30, 2005, and June 30, 2004, were $26,527 and $146,450 respectively. Depreciation expenses for the six months ended June 30, 2005, and June 30, 2004, were $35,051 and $160,595 respectively.

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

Liquidity and Capital Resources

Cash flow used in operations was $1,496,612 for the six months ended June 30, 2005, as compared to cash flow used in operations of $1,174,680 for the six months ended June 30, 2004. The increase in cash flows used in operating activities is primarily attributable to an increase in net losses over the comparative periods. The Company expects that cash flows used in operations will decrease as net losses decline associated with the absence of significant operations subsequent to September 1, 2005, the anticipated separation date from OPENLiMiT Holding AG.

Cash flow produced from financing activities increased to $1,969,387 for the six months ended June 30, 2005, as compared to cash flow produced from financing activities of $1,354,381 for the six months ended June 30, 2004. The cash flows produced from financing activities were the result of share issuances over the current six month period. The Company expects that cash flows produced from financing activities may decrease in future periods. OPENLiMiT Holding AG anticipates that cash flows produced from financing activities may increase in future periods as it develops as an independent company.

Cash flows used in investing activities decreased to $22,781 for the six months ended June 30, 2005, as compared to cash flow used in investing activities of $121,046 for the six months ended June 30, 2004. Cash flows used in investing activities were primarily spent on the acquisition of software that compliments the OPENLiMiT products. The Company expects that cash flows used in investing activities by OPENLiMiT Holding AG may increase in future periods as it enhances the technology associated with the OPENLiMiT products. The Company does not expect to use cash flow in investing activities over the next twelve months.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors. The Company has no current plans for the purchase or sale of any plant or equipment, outside of normal items to be utilized by office personnel. The Company has no current plans to make any significant changes in the number of employees.

The Company had a working capital surplus of $796,108 as of June 30, 2005, and has funded its cash needs from inception through revenues and a series of debt and equity transactions, including several private placements. The bulk of these transactions have taken place outside the United States. Since the Company has only recently realized revenues it will require new debt or equity transactions to satisfy cash needs over the next twelve months.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2004, included in the Company' Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

The Company applies the following critical accounting policies related to revenue recognition in the preparation of its financial statements

Revenue Recognition

The Company generates revenue from the sale of the OPENLiMiT products through OEM channels where revenues have been realized as the result of the successful implementation of various OEM projects, as well as from sales representatives (wholesale distributors) and individual consumers. Revenues are recognized only when persuasive evidence for a sales arrangement exists; delivery of the product has occurred; the product fee is fixed or determinable; and collection of the fee is reasonably assured. Revenue derived from the sale of services is initially recorded as deferred revenue on the balance sheet. The amount is recognized as income over the term of the contract.

Going Concern

The Company's audit expressed substantial doubt as to the Company's ability to continue as a going concern as a result of recurring losses, limited revenue-generating activities and an accumulated deficit of $8,100,975 as of December 31, 2004, which had increased to $10,203,094 as of June 30, 2005. The Company's ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management's plan to address the Company's ability to continue as a going concern, include: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company's securities; (3) generating sufficient revenues to sustain operations; and (4) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3. CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2005. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended June 30, 2005 and 2004.

(b) Changes in internal controls over financial reporting.

During the quarter ended June 30, 2005, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

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

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock for cash consideration; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

On August 1, 2005, the Company's board of directors declared a distribution of 100% of the shares of OPENLiMiT Holding AG common stock to the Company's common shareholders on a pro rata basis. The Company's shareholders will receive one (1) share of OPENLiMiT Holding AG stock for every five (5) shares of Company common stock they hold as of the record date, August 19, 2005. The distribution date is September 1, 2005. The ex-dividend date is September 2, 2005. The Company delivered an information statement to registered shareholders on or about August 5, 2005, which details the distribution and the business of OPENLiMiT Holding AG. The information statement, a press release and letter to registered shareholders were filed with the Securities and Exchange Commission on a Form 8-K on August 8, 2005.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 22 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 12th day of August, 2005.

OPENLiMiT, INC.

/s/ Henry Dattler
Henry Dattler
Chief Executive Officer and Director

/s/ Marc Gurov
Marc Gurov
Chief Financial Officer and Director

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Articles of Incorporation of the Company (incorporated by reference from the 10-SB filed with the Commission on December 31, 1999
3(i)(b)	*	Amended Articles of Incorporation of the Company (incorporated by reference from the 10-KSB filed with the Commission on April 9, 2003)
3(i)(c)	*	Amended Articles of Incorporation of the Company (incorporated by reference from the 10-QSB filed with the Commission on November 17, 2003)
3(ii)(a)	*	Bylaws of the Company (incorporated by reference from the 10-SB filed with the Commission on December 31, 1999).
3(ii)(b)	*	Amended Bylaws of the Company (incorporated by reference from the 10-QSB filed with the Commission on November 17, 2003)
10(i)	*	Stock Exchange Agreement dated April 25, 2003 between the Company and OpenLimit Holding AG. (incorporated by reference with the 8-K filed with the Commission on May 5, 2003)
10(ii)	*	Debt Settlement Agreement dated September 14, 2004 between the Company and Enuhill Portfolio, Inc. (incorporated by reference from the Form 10-QSB filed with the Commission on November 15, 2004).
10(iii)	Attached	Debt Settlement Agreement dated May 5, 2005 between the Company and Henry Dattler.
14	*	Code of Ethics adopted March 1, 2004 (incorporated by reference from the 10-QSB filed with the Commission on April 14, 2004).
31(a)	Attached	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(b)	Attached	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(a)	Attached	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32(b)	Attached	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Disclosures submitted to the Commission in previous filings.

