Form 10QSB
period 2005-09-30
OPENLIMIT INC
filed 2005-11-14
CIK 1060409

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005.

[  ]      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from              to             .

Commission file number: 000-28731

OPENLIMIT, INC.
(Exact name of small business issuer as specified in its charter)

FLORIDA (State or other jurisdiction of incorporation or organization)	98-0211356 (IRS Employer Identification Number)

Zugerstrasse 76B, Baar, Switzerland CH 6341
(Address of Principal Executive Office)          (Postal Code)

011 41 41 560 1023
(Issuer’s telephone number)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X              No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     X              No

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of November 14, 2005 was 70,000,000.

TABLE OF CONTENTS

Page

PART I.
ITEM 1. FINANCIAL STATEMENTS	3
Unaudited Interim Balance Sheet as of September 30, 2005	4
Unaudited Interim Statement of Changes in Stockholders Equity (Deficiency) for the period from Inception to September 30, 2005	5
Unaudited Interim Statement of Operations for the three and nine months ended September 30, 2005 and 2004 and the period from inception to September 30, 2005	7
Unaudited Interim Statement of Cash Flows for the nine months ended September 30, 2005 and 2004 and the period from inception to September 30, 2005	8
Notes to Unaudited Interim Financial Statements	9

ITEM 2. MANAGEMENT'S PLAN OF OPERATION	13
ITEM 3. CONTROLS AND PROCEDURES	16
PART II.
ITEM 1. LEGAL PROCEEDINGS	16
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES	16
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	16
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS	17
ITEM 5. OTHER INFORMATION	17
ITEM 6. EXHIBITS	17
SIGNATURES	18
INDEX TO EXHIBITS	19

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term “Company” refers to OPENLiMiT, Inc., a Florida corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited interim financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

OPENLIMIT, INC. *(A Development Stage Company)*	Statement 1
Interim Balance Sheets	
US Funds	
Un-audited	

ASSETS		September 30, 2005		December 31, 2004
Current				
Prepaid and other receivables		462		-
		462		-
Assets held for sale and in discontinued operations		-		972,415
	$	462	$	972,415
LIABILITIES				
Current				
Accounts payable	$	2,118	$	28,042
Accrued liabilities		-		67,500
Liabilities held for sale and in discontinued operations				2,994,800
		2,118		3,090,342
Going Concern *(Note 1)*				
SHAREHOLDERS' EQUITY (DEFICIENCY)				
Capital Stock				
Preferred stock				
Authorized: 500,000 with $0.01 par value Issued and outstanding: nil				
Common stock				
Authorized: 200,000,000 with $0.01 par value				
Issued and outstanding: 70,000,000 (December 31, 2004- 59,585,882) - *Statement 2*		700,000		595,858
Additional paid-in capital - *Statement 2*		9,983,572		5,859,180
Contributed Surplus - *Statement 2 (Note 6b)*		879,675		-
Accumulated Comprehensive Loss - *Statement 2*		(468,770)		(471,990)
Deficit – accumulated during the development stage		(11,096,133)		(8,100,975)
		(1,656)		(2,117,927)
	$	462	$	972,415

- See Accompanying Notes -

4

OPENLIMIT, INC.
(A Development Stage Company)

Statement 2

Interim Statements of Changes in Shareholders' Equity (Deficiency)

US Funds
Unaudited

	Common Stock Shares	Common Stock Amounts	Additional Paid-in Capital	Contributed Surplus	Accumulated Comprehensive Loss	Deficit Accumulated During the Development Stage	Total Equity (Deficiency)
Shares for cash at CHF 100 per share – June 15, 2001	1,000	$ 10	$ 72,143	$ -	$ -	$ -	$ 72,153
Net income	-	-	-	-	-	-	-
Balance – December 31, 2001	1,000	10	72,143	-	-	-	72,153
Shares split 100 new for 1 old – August 14, 2002	99,000	990	(990)	-	-	-	-
Shares for cash at CHF 1 per share – October 4, 2002	120,000	1,200	85,384	-	-	-	86,584
Net loss	-	-	-	-	-	(67,411)	(67,411)
Balance – December 31, 2002	220,000	2,200	156,537	-	-	(67,411)	91,326
Shares stock split 10 new for 1 old - February 3, 2003	1,980,000	19,800	(19,800)	-	-	-	-
Shares for rights and technology - February 3, 2003	39,800,000	398,000	(397,999)	-	-	-	1
Balance – April 24, 2003	42,000,000	420,000	(261,262)	-	-	(67,411)	91,327
Acquisition of Jure Holdings, Inc. – Recapitalization	3,617,084	36,171	(35,816)	-	-	-	355
Finders' fee for acquisition of Jure Holdings, Inc.	2,400,000	24,000	(24,000)	-	-	-	-
Shares for consulting services	770,000	7,700	646,800	-	-	-	654,500
Shares issued for debt	5,365,427	53,654	2,092,517	-	-	-	2,146,171
Shares issued for consulting	10,000	100	7,900	-	-	-	8,000
Shares issued for consulting	280,000	2,800	221,200	-	-	-	224,000
Net loss	-	-	-	-	-	(3,617,853)	(3,617,853)
Foreign exchange loss	-	-	-	-	(271,624)	-	(271,624)
Balance – December 31, 2003	54,442,511	$ 544,425	$ 2,647,339	$ -	$ (271,624)	$ (3,685,264)	$ (765,124)

- See Accompanying Notes -

5

OPENLIMIT, INC. *(A Development Stage Company)*	Statement 2 *(continued)*
Interim Statements of Changes in Shareholders' Equity (Deficiency)	
US Funds	
Unaudited	

	Common Stock				Additional Paid-in Capital		Contributed Surplus		Accumulated Comprehensive Loss		Deficit Accumulated During the Development Stage		Total Equity (Deficiency)
	Shares		Amounts										
Balance – December 31, 2003	54,442,511	$	544,425	$	2,647,339	$	-	$	(271,624)	$	(3,685,264)	$	(765,124)
Shares issued for debt	3,611,747		36,117		2,181,603		-		-		-		2,217,720
Shares issued for consulting	1,231,624		12,316		868,238		-		-		-		880,554
Shares issued for cash	300,000		3,000		162,000		-		-		-		165,000
Foreign exchange loss	-		-		-		-		(200,366)		-		(200,366)
Net loss	-		-		-		-		-		(4,415,711)		(4,415,711)
Balance – December 31, 2004	59,585,882		595,858		5,859,180		-		(471,990)		(8,100,975)		(2,117,927)
Shares issued for cash	7,832,500		78,326		2,962,664		-		-		-		3,040,990
Shares issued for debt	2,581,618		25,816		1,161,728		-		-		-		1,187,544
Benefit from warrants	-		-				879,675		-		-		879,675
Foreign exchange gain	-		-		-		-		3,220		-		3,220
Net loss	-		-		-		-		-		(2,536,700)		(2,536,700)
Dividend in kind *(Note 5)*	-		-		-		-		-		(458,458)		(458,458)
Balance –September 30, 2005	70,000,000	$	700,000	$	9,983,572	$	879,675	$	(468,770)	$	(11,096,133)	$	(1,656)

- See Accompanying Notes -

6

OPENLIMIT, INC.	Statement 3
(A Development Stage Company)	
Interim Statement of Operations	
US Funds	
Un-audited	

	From inception June 15, 2001 to September 30, 2005	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
General and Administrative Expenses					
Listing and filing fees	$ 30,152	$ 2,541	$ 7,351	$ -	$ 1,555
Consultants and salaries	44,950	-	5,251	-	9,424
Depreciation	707	-	-	-	537
Office and miscellaneous	9,951	-	-	-	10,715
Professional fees	296,018	12,283	61,988	13,426	50,547
Loss Before Discontinued Operations	(381,778)	(14,824)	(74,590)	(13,426)	(72,778)
Net Loss from Discontinued Operations	(10,255,897)	(413,757)	(2,462,110)	(1,688,491)	(3,471,572)
Net Loss For The Period	$(10,637,675)	$ (428,581)	$(2,536,700)	$(1,701,917)	$ (3,544,350)
Loss per Share Before Discontinued Operations – Basic and Diluted		$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Loss per Share From Discontinued Operations – Basic and Diluted		$ (0.01)	$ (0.04)	$ (0.03)	$ (0.07)
Net Loss per Share – Basic and Diluted		$ (0.01)	$ (0.04)	$ (0.03)	$ (0.07)
Weighted Average Shares Outstanding		70,000,000	66,068,713	55,274,607	53,293,762

\- See Accompanying Notes -

7

OPENLIMIT, INC. *(A Development Stage Company)*	Statement 4
Interim Statements of Cash Flows	
US Funds	
Un-audited	

	From Incorporation June 15, 2001 to September 30, 2005	For the Period Ended September 30, 2005	For the Period Ended September 30, 2004
Operating			
Loss for the period	$ (381,778)	$ (74,590)	$ (72,778)
Items not involving an outlay of cash:			
Depreciation	707	-	537
Changes in non-cash working capital items:			
Prepaid expenses and other receivables	(462)	(462)	
Accounts payable	(44,748)	(93,424)	(4,547)
Net cash used in continuing operations	(426,281)	(168,476)	(76,788)
Net cash used by discontinued operations	(2,942,367)	(2,875,733)	142,055
	(3,368,648)	(3,044,209)	65,267
Investing			
Net monetary assets acquired – Jure Holdings, Inc.	355	-	-
Financing			
Share issuances	3,364,727	3,040,990	-
Effect of exchange rate changes on cash and cash equivalents	(3,566)	3,219	(2,274)
Net increase (decrease) in cash and cash equivalents	-	-	62,993
Cash and cash equivalents, beginning of period	-	-	101,356
Cash and cash equivalents, end of period	$ -	$ -	$ 164,349

Schedule of Non-Cash Investing and Financing Transactions In Continuing Operations			
Shares issued for acquisition of Jure Holdings, Inc.	$ 355	$ -	$ -
Schedule of Non-Cash Investing and Financing Transactions in Discontinued Operations			
Due to related party settled by issuance of warrants	$ 1,032,647	$ 1,032,647	$ -
Shares issued for acquisition of rights and technology	$ 1	$ -	$ -
Shares issued for consulting services	$ 1,767,054	$ -	$ 816,021
Shares issued for debt	$ 5,551,435	$ 2,067,219	$ 1,784,669
Warrants issued for debt	$ 879,675	$ 879,675	$ -
Dividend in kind-spin-off of OpenLimit Holding AG	$ 458,458	$ 458,458	$ -

- See Accompanying Notes -

8

OPENLIMIT, INC.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
September 30, 2005
US Funds
Unaudited

1. Organization and Going Concern

OpenLimit, Inc. (“the Company”) was incorporated on September 12, 1989, under the laws of the State of Florida. The Company was incorporated under the name of Thor Ventures Corp. On November 26, 2002, the Company changed its name to Jure Holdings, Inc., and on April 25, 2003 the Company changed its name to OpenLimit, Inc.

On April 25, 2003, OpenLimit Holding AG (“OpenLimit AG”), a Swiss corporation, completed with the Company the reverse acquisition under a Stock Exchange Agreement (“RTO”) dated April 11, 2003. Pursuant to the agreement, the Company issued to the shareholders of OpenLimit AG 42,000,000 shares in exchange for the 4,200,000 shares that constituted all the issued and outstanding shares of OpenLimit AG. OpenLimit wholly owned OpenLimit Access Marketing AG, a Swiss corporation; OpenLimit Marketing AG, a German corporation; Bonneville Group AG, a Swiss corporation; SignCubes GmBH, a German corporation; OpenLimit Tower AG, a Swiss corporation; OpenLimit Services AG, a Swiss corporation and OpenLimit Services GmbH, a German corporation. Immediately before the date of the RTO, the Company had 200,000,000 shares authorized and 3,617,084 shares of common stock issued and outstanding. Pursuant to the RTO, all of the 4,200,000 issued and outstanding shares of common stock of OpenLimit AG were exchanged for 42,000,000 shares of the Company, on a 10 to 1 basis. Immediately after the RTO, the management of OpenLimit AG took control of the board and officer positions of the Company, constituting a change of control. Because the former owners of OpenLimit AG gained control of the Company, the transaction would normally have been considered a purchase by OpenLimit. However, since the Company was not a business, the transaction was not considered to be a business combination. Instead, the transaction was accounted for as a recapitalization of OpenLimit AG and the issuance of stock by OpenLimit AG (represented by the outstanding shares of the Company) for the assets and liabilities of the Company. The value of the net assets of the Company acquired by OpenLimit AG was the same as their historical book value, being $355.

On September 1, 2005, the Company spun-off to its shareholders, on a pro-rata basis, all issued and outstanding shares of its 100% owned subsidiary OpenLimit AG, together with all subsidiaries owned by OpenLimit AG, which was the only significant asset of the Company.

The Company’s management is presently searching for a suitable business opportunity, by acquisition or combination.

OPENLIMIT, INC.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
September 30, 2005
US Funds
Unaudited

1. Organization and Going Concern — Continued

Going Concern and Liquidity Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at September 30, 2005, the Company has a loss from operations, an accumulated deficit of $11,096,133. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

3. Related Party Balances and Transactions

Included in consulting and salaries are:

o $189,955 (2004 - $292,692) paid to directors and companies controlled by directors

o $123,452 (2004 - $37,833) paid to officers or former officers of the Company

OPENLIMIT, INC.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
September 30, 2005
US Funds
Unaudited

4.     Share Capital

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

b)     In the three months ended March 31, 2005, the Company issued 3,300,000 common shares for total proceeds of $1,227,990 and issued 2,000,000 (i) share-purchase warrants to an unrelated company. Each share-purchase warrant entitles the holder to purchase one common share of the Company at $0.40 per share, exercisable within two years. The warrants could be exercised on or before March 1, 2007.

In April 2005, the Company issued 1,332,500 common shares and 1,332,500 share-purchase warrants to unrelated companies for total proceeds of $533,000. Each share-purchase warrant entitles the holder to purchase one common share at $0.40 per share, exercisable within two years. Out of the total amount of warrants issued, 1,000,000 (i) could be exercised on or before March 16, 2007 and 332,500 (i) could be exercised on or before March 23, 2007.

In May 2005, the Company issued 3,200,000 common shares and 3,200,000 (i) share-purchase warrants to an unrelated company for total proceeds of $1,280,000. The warrants could be exercised at the price of $0.40 per share on or before May 2, 2007.

On May 5, 2005, the Company settled $ 1,032,647 loan payable to a director by issuance of 2,581,618 common shares and 5,163,236 (i) warrants. The shares were issued at a price of $0.46 per share, for total value of $1,187,544, and the warrants had a fair value, calculated using the Black Scholes pricing model, of $879,675. The value of warrants has been recorded as contributed surplus and included in loss on settlement of debt. The issuance of the shares and warrants resulted in a loss on settlement of debt of $1,034,572. The warrants could be exercised on or before May 5, 2007. The fair value of warrants has been calculated using the Black-Scholes Option Pricing Model with the following assumptions:

                Risk-free interest rate                                                           3.73%
                Expected dividend yield                                                               -
                Expected stock price volatility                                                     53%
                Expected life of warrants in year                                                     2
(i)	All share-purchase warrants have been cancelled effective September 2, 2005. As of September 30, 2005, the Company did not have any share-purchase warrants or options outstanding.

OPENLIMIT, INC.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
September 30, 2005
US Funds
Unaudited

5. Discontinued Operations

On July 15, 2005, the Company sold for CHF 1.00, to an unrelated party, two wholly owned subsidiaries of OpenLimit AG: OPENLiMiT Access Marketing AG, headquartered in Baar, Switzerland, and OPENLiMiT Access Marketing AG, headquartered in Berlin, Germany. The decision to sell these subsidiaries was based on management’s intent to focus resources on product development and the Original Equipment Manufacturer sales marketing strategy, which indicates the greatest potential for future revenues. The loss on sale of these subsidiaries has been included in the loss from discontinued operations.

On August 1, 2005, the board of directors of the Company agreed to a spin-off of all issued and outstanding shares of its 100% owned subsidiary OpenLimit AG. The effective date of the spin-off was September 1, 2005. OpenLimit AG was the only significant asset of the Company. The fair value, being equal to the net book value, of OpenLimit AG on the spin-off date was $458,458, which was recorded as dividend in kind in the books of the Company. Prior to the spin-off, effective June 30, 2005, the Company has forgiven $11,017,554 intercompany loan amount owing from OpenLimit AG. This transaction has been eliminated on consolidation. OpenLimit AG’s shares are presently trading on the Berlin Stock Exchange and on the Frankfurt Stock Exchange.

OpenLimit AG is a technology and marketing company headquartered in Baar, Switzerland. OpenLimit AG has developed digital signature and encryption software, enhancing the provability and security of electronic business transactions, electronic workflow, communication processes and data. OpenLimit AG maintains several wholly-owned subsidiaries in Switzerland and Germany. The wholly-owned subsidiaries perform various functions, including product and e-Commerce development, sales and marketing, customer and sales organization support, licensing, consulting, training and registration authorization.

ITEM 2. MANAGEMENT'S PLAN OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this periodic report. The Company’s fiscal year end is December 31.

This report and the exhibits attached hereto contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, statements as to management’s good faith expectations and beliefs, which are subject to inherent uncertainties which are difficult to predict and may be beyond the ability of the Company to control. Forward-looking statements are made based upon management’s expectations and belief concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management.

The words “believes,” “expects,” “intends,” “plans,” “anticipates,” “hopes,” “likely,” “will,” and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements.

These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company’s ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the Company’s business prospects; (iii) the ability of the Company to achieve and maintain sufficient revenues to fund operations; (iv) volatility of the stock market; and (v) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management’s view only as of the date of this report. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances. For additional information about risks and uncertainties that could adversely affect the Company’s forward-looking statements, please refer to the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

General

The Company’s plan of operations for the next twelve months is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits.

The Company has not yet entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing.

Results of Operations

On September 1, 2005, the Company spun-off to its shareholders, on a pro-rata basis, all issued and outstanding shares of its 100% owned subsidiary OPENLiMiT Holding AG, which was the only significant asset of the Company. The spin-off resulted in recording a payment of dividend in kind in the amount of $458,458. During the period ended September 30, 2005, the Company remained in the process of identifying a prospective business opportunity, which opportunity if acquired, may or may not produce revenue. Therefore, due to this uncertainty, the Company does not expect any revenues until such time as a revenue producing acquisition is accomplished.

For the current fiscal year, the Company anticipates incurring a loss as a result of administration expenses, accounting costs, and expenses associated with maintaining its disclosure obligations under the Exchange Act of 1934, as amended (“Exchange Act”). Since the Company does not anticipate generating any revenues in the near term it will continue to operate at a loss.

Net Loss

For the period from June 15, 2001 to September 30, 2005, the Company recorded a net loss of $10,637,675. The net loss is comprised of $10,255,897 due to losses from discontinued operations of its former subsidiary OPENLiMiT Holding AG and $381,778 in operating losses attributable to general and administrative expenses which include listing and filing costs, consultants’ fees and salaries, office and miscellaneous costs, professional fees, and depreciation.

The Company expects to continue to operate at a loss through fiscal 2005 and due to the nature of the Company’s search for a suitable business opportunity and cannot determine whether it will ever generate future revenues from operations.

Capital Expenditures

The Company had no capital expenditures during the quarter ended September 30, 2005.

Capital Resources and Liquidity

The Company had current and total assets of $462 as of September 30, 2005 which consist solely of prepaid and other receivables. Net stockholders’ deficiency in the Company was $1,656 at September 30, 2005.

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity.

Cash flow used in operating activities was $3,044,209 for the period ending September 30, 2005 compared to a cash flow provided by operating activities of $65,267 for the period ending September 30, 2004. Cash flow used in operating activities in the current period includes $2,875,733 attributed to discontinued operations, compared with $142,055 attributed to discontinued operations for the period ending September 30, 2004.

Cash flow used in investing activities was $0 for the periods September 30, 2005 and 2004.

Cash flow provided from financing activities was $3,040,990 for the period end September 30, 2005 compared to $0 for the period ended September 30, 2004. Financing activities involved share issuances.

The Company’s current assets are not sufficient to conduct its plan of operation over the next twelve months. Further, should the Company acquire a business opportunity over the next twelve month period, cash requirements may exceed current assets and the Company will have to seek debt or equity financing to fund operations. The Company has no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding, if needed, would be available or available to the Company on acceptable terms. The Company’s major shareholders would be the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain funding, if required, would have a material adverse affect on its plan of operation.

The Company had no formal long term lines or credit or other bank financing arrangements as of September 30, 2005.

The Company does not expect to pay cash dividends in the foreseeable future.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for any significant purchase or sale of any plant or equipment.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2004 included in the Company’s Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires Company management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates estimates. The Company bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Income Tax Expense (Benefit)

The Company has an income tax benefit resulting from net operating losses to offset future operating profit. The Company has not recorded this benefit in the financial statements as it does not meet the accounting criteria to do so.

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses and an accumulated deficit of $8,100,975 as of December 31, 2004, which had increased to $11,096,133 as of September 30, 2005. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern, include: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) generating revenues to sustain operations; and (4) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3. CONTROLS AND PROCEDURES

    a)        Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2005. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended September 30, 2005 and 2004.

(b)     Changes in internal controls over financial reporting.

During the quarter ended September 30, 2005, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

On August 1, 2005, the Company’s board of directors declared a distribution of 100% of the shares of OPENLiMiT Holding AG common stock to the Company’s common shareholders on a pro rata basis. The Company’s shareholders received one (1) share of OPENLiMiT Holding AG stock for every five (5) shares of Company common stock they held as of the record date, August 19, 2005. The distribution date was September 1, 2005. The ex-dividend date is September 2, 2005. The Company delivered an information statement to registered shareholders beginning on August 5, 2005, which detailed the distribution and the business of OPENLiMiT Holding AG. The information statement, a press release and letter to registered shareholders were filed with the Securities and Exchange Commission on a Form 8-K on August 8, 2005.

OPENLiMiT AG’s common stock is quoted on both the Frankfurt and Berlin-Bremen stock exchanges under the ticker symbol “O5H” in the over-the-counter (Freiverkehr) market segments of each exchange. The Frankfurt Stock Exchange (Deutsche Borse) is accessible on the Internet at www.deutsche-boerse.com and the Berlin-Bremen Stock Exchange (Berlin-Bremen Borse) at www.berlinerboerse.de.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 19 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 14th day of November, 2005.

OPENLiMiT, INC.

/s/ Henry Dattler

Henry Dattler

Chief Executive Officer and Director

/s/ Marc Gurov

Marc Gurov

Chief Financial Officer and Director

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Articles of Incorporation of the Company (incorporated by reference from the 10-SB filed with the Commission on December 31, 1999
3(i)(b)	*	Amended Articles of Incorporation of the Company (incorporated by reference from the 10-KSB filed with the Commission on April 9, 2003)
3(i)(c)	*	Amended Articles of Incorporation of the Company (incorporated by reference from the 10-QSB filed with the Commission on November 17, 2003)
3(ii)(a)	*	Bylaws of the Company (incorporated by reference from the 10-SB filed with the Commission on December 31, 1999).
3(ii)(b)	*	Amended Bylaws of the Company (incorporated by reference from the 10-QSB filed with the Commission on November 17, 2003)
10(i)	*	Debt Settlement Agreement dated September 14, 2004 between the Company and Enuhill Portfolio, Inc. (incorporated by reference from the Form 10-QSB filed with the Commission on November 15, 2004).
10(ii)	*	Debt Settlement Agreement dated May 5, 2005 between the Company and Henry Dattler (incorporated by reference from the Form 10-QSB file with the Commission on August 12, 2005).
14	*	Code of Ethics adopted March 1, 2004 (incorporated by reference from the 10KSB filed with the Commission on April 14, 2004).
20	*

Information Statement dated August 1, 2005 in connection with the "spin-off" of OPENLiMiT AG to the Company's shareholders (incorporated by reference from the Form 8-K filed with the Commission on August 8, 2005).

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