Form 10KSB
period 2005-12-31
OPENLIMIT INC
filed 2006-04-05
CIK 1060409

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X ]     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005 .

[  ]      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)for the transition period from              to              .

Commission file number: 000-28371

OPENLIMIT, INC.
(Name of Small Business Issuer In Its Charter)

Florida (State or other jurisdiction of incorporation or organization)	98-0211356 (IRS Employer Identification Number)

Zugerstrasse 76 B, Baar Switzerland CH 6341
(Address of Principal Executive Offices)          (Postal Code)

011 41 41 560 1023
(Issuer’s telephone number, Including Area Code)

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class

Common Stock ($0.001 Par Value)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X                   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     X              No

The registrant's revenues for the year ended December 31, 2005 were $0.

The aggregate market value of the registrant's common stock, (the only class of voting stock), held by non-affiliates was approximately $954,441 based on the average closing bid and asked prices for the common stock on March 31, 2006.

On March 31, 2006 the number of shares outstanding of the registrant's common stock, $0.01 par value (the only class of voting stock), was 70,000,000.

ITEM 1. DESCRIPTION OF BUSINESS

Organization

As used herein the terms “Company,” “we,” “our,” and “us” refer to OPENLiMiT, Inc., a Florida corporation and its predecessors, unless the context indicates otherwise. The Company was incorporated under the laws of the State of Florida on September 12, 1989, as Thor Ventures Corp. On November 26, 2002, the Company changed its name to “Jure Holdings, Inc.” as part of a process to restructure the corporation.

On April 25, 2003, we acquired OPENLiMiT Holding AG (“OPENLiMiT AG”), a Swiss developer of digital signature and encryption software. We subsequently changed our name to OPENLiMiT, Inc., to reflect the acquisition and our new business focus. On September 1, 2005, we spun-off OPENLiMiT,AG and its subsidiaries, and we are now a shell company.

The Company’s principal executive offices are located at Zugerstrasse 76B, Baar Switzerland CH 6341 and its telephone number is 011 41 41 560 1023. The Company’s registered statutory office is located at CorpDirect Agents, Inc. 103 N. Meridian Street, Lower Level, Tallahassee, Florida, 32301.

The Company’s common stock is currently quoted on the Over the Counter Bulletin Board under the symbol “OPLM”.

We are now considering other business opportunities, either through merger or acquisition, which might create value for our shareholders. We have no day-to-day operations. Our officers and directors devote limited time and attention to the affairs of the Company.

OPENLiMiT Holding AG

The Company spun-off OPENLiMiT AG to establish a public market for OPENLiMiT AG shares in Germany. On August 1, 2005, the Company’s board of directors declared a distribution of 100% of the shares of OPENLiMiT Holding AG common stock to the Company’s common shareholders on a pro rata basis. The Company’s shareholders received one share of OPENLiMiT Holding AG stock for every five shares of Company common stock they held as of the record date, August 19, 2005. The distribution date was September 1, 2005.

OPENLiMiT AG’s common stock is quoted on both the Frankfurt and Berlin-Bremen stock exchanges under the ticker symbol “O5H”. The Frankfurt Stock Exchange (Deutsche Borse) is accessible on the Internet at deutsche-boerse.com and the Berlin-Bremen Stock Exchange (Berlin-Bremen Borse) at www.berlinerboerse.de. Additionally, OPENLiMiT AG stock information is accessible via a number of United States-based financial Internet sites by entering the symbol “O5H.f” or “O5H.be”.

Selection of a Business

Management has adopted a conservative policy of seeking opportunities that it considers to be of exceptional quality. Therefore, we may have to wait some time before consummating a suitable transaction. Management recognizes that the higher the standards it imposes upon the Company, the greater the competitive disadvantage we may face when vying with other acquiring interests or entities.

The Company does not intend to restrict its consideration to any particular business or industry segment, though management intends to continue its focus on opportunities related to natural resources. Due to our lack of financial resources, the scope and number of suitable business ventures is limited. We are therefore most likely to participate in a single business venture. Accordingly, the Company will not be able to diversify and will be limited to one merger or acquisition. The lack of diversification will prevent us from offsetting losses from one business opportunity against profits from another.

The decision to participate in a specific business opportunity will be made upon management’s analysis of the quality of the opportunity’s management and personnel, the anticipated acceptability of products or marketing concepts, the merit of technological changes and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. Further, it is anticipated that the historical operations of a specific venture may not necessarily be indicative of the potential for the future because of the necessity to substantially shift a marketing approach, expand operations, change product emphasis, change or substantially augment management, or make other changes. The Company will be partially dependent upon the management of any given business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of required changes.

Since we may participate in a business opportunity with a newly organized business or with a business which is entering a new phase of growth, it should be emphasized that the Company may incur risk due to the failure of the target’s management to have proven its abilities or effectiveness, or the failure to establish a market for the target’s products or services, or the failure to realize profits.

The Company will not acquire or merge with any company for which audited financial statements cannot be obtained. Management anticipates that any opportunity in which we participate will present certain risks. Many of these risks cannot be adequately identified prior to selection of a specific opportunity. Our shareholders must therefore depend on the ability of management to identify and evaluate such risks. Further, in the case of some of the opportunities available to us, it may be anticipated that some of such opportunities are yet to develop as going concerns or that some of such opportunities are in the development stage in that same have not generated significant revenues from principal business activities prior to our participation.

Acquisition of Business

Implementation of a structure for any particular business acquisition may involve a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. The Company may also purchase stock or assets of an existing business. On the completion of a transaction, it is possible that present management and shareholders of the Company would not remain in control of the Company. Further, our sole officer and director may, as part of the terms of any transaction, resign, to be replaced by new officers and directors without a vote of our shareholders.

We anticipate that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. However, in certain circumstances, as a negotiated element of any transaction, the Company may agree to register securities either at the time a transaction is consummated, under certain conditions, or at a specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to a business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called “tax-free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our shareholders would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

Our due diligence process will require that management meet personally with the personnel involved in any given transaction, visit and inspect material facilities, obtain independent analysis or verification of the information provided, check references for management and key persons, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise.

The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and our relative negotiating strengths. Negotiations that involve mergers or acquisitions will focus on the percentage of the Company that the target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, our shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by our current shareholders.

Operation of Business After Acquisition

The Company’s operation following its merger or acquisition of a business will be dependent on the nature of the business and the interest acquired. We are unable to determine at this time whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. We may expect that any future business will present various challenges that cannot be predicted at the present time.

Government Regulation

The Company cannot anticipate the government regulations, if any, to which we may be subject until we have acquired an interest in a business. The use of assets to conduct a business that we may acquire could subject us to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. Our selection of a business in which to acquire an interest will include an effort to ascertain, to the extent of the limited resources of the Company, the effects of any government regulation on the prospective business of the Company. However, in certain circumstances, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation.

Competition

We will be involved in intense competition with other business entities, many of which will have a competitive edge over us by virtue of their stronger financial resources and prior experience in business. The Company can provide no assurance that we will be successful in obtaining a suitable business opportunity.

Marketability

As we currently are not involved in selling products or services, there can be no assurance that we will be successful in marketing any such products or services or whether a market will develop.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts

We currently have no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.

Research and Development

We spent no amounts on research and development, outside of discontinued operations, during either of the last two fiscal years.

Employees

The Company currently has no employees. Our executive officers devote as much time to the affairs of the Company as they deem appropriate. Our management expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees as long as business needs are being identified and evaluated. The need for employees and their availability will be addressed in connection with a decision concerning whether or not to acquire or participate in a specific business venture.

Risks Related to Our Business

Our future operating results are highly uncertain. Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this annual report. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

We have a history of significant operating losses and such losses may continue in the future.

Since our inception in 1989, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $11,588,083 at December 31, 2005. During fiscal 2005, we recorded a net loss of $3,185,380, of which 3,090,832 was from discontinued operations. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission (“Commission”). Our only expectation of future profitability is dependent upon our ability to acquire a revenue producing business opportunity, which acquisition can in no way be assured. Therefore, we may never be able to achieve profitability.

The Company’s limited financial resources cast severe doubt on our ability to acquire a profitable business opportunity.

The Company’s future operation is dependent upon the acquisition of a profitable business opportunity. However, the prospect of such an acquisition is doubtful due to the Company’s limited financial resources. Since we have no current business opportunity, the Company is not in a position to improve this financial condition through debt or equity offerings. Therefore, this limitation may act as a deterrent in future negotiations with prospective acquisition candidates. Should we be unable to acquire a profitable business opportunity the Company will, in all likelihood, be forced to cease operations.

The market for our stock is limited and our stock price may be volatile.

The market for our common stock has been limited due to low trading volume and the small number of brokerage firms acting as market makers. Because of the limitations of our market and volatility of the market price of our stock, investors may face difficulties in selling shares at attractive prices when they want to. The average daily trading volume for our stock has varied significantly from week to week and from month to month, and the trading volume often varies widely from day to day.

We may incur significant expenses as a result of being quoted on the Over the Counter Bulletin Board, which may negatively impact our financial performance.

We may incur significant legal, accounting and other expenses as a result of being listed on the Over the Counter Bulletin Board. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission, have required changes in corporate governance practices of public companies. We expect that compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as discussed in the following risk factor, may substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. As a result, there may be a substantial increase in legal, accounting and certain other expenses in the future, which would negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

Our internal controls over financial reporting may not be considered effective, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2007, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. The report will also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of internal controls. If we are unable to assert that our internal controls are effective as of December 31, 2007, or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

Reports to Security Holders

The Company’s annual report contains audited financial statements. The Company is not required to deliver an annual report to security holders and will not voluntarily deliver a copy to security holders unless a request is made for such delivery. We file all of our required information with the Commission.

The public may read and copy any materials that we file with the Commission at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms we file with the Commission have been filed electronically and are available for viewing or copy on the Internet site maintained by the Commission that contains reports, proxy, information statements, and other information regarding registrants that file electronically with the Commission. The Internet address for this site can be found at http://www.sec.gov.

ITEM 2.           DESCRIPTION OF PROPERTY

The Company currently shares office space with OPENLiMiT AG at Zugerstrasse 76B, Baar, Switzerland CH 6341. The Company does not believe that it will need to obtain additional office space at any time in the foreseeable future.

ITEM 3.          LEGAL PROCEEDINGS

The Company is currently not a party to any legal proceedings.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the period covered by this report.

PART II

ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the National Association of Securities Dealer, Inc., under the symbol, “OPLM”. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions.

YEAR	QUARTER ENDING	HIGH	LOW
2005	December 31	$0.04	$0.01
	September 30	$0.75	$0.01
	June 30	$0.86	$0.41
	March 31	$0.55	$0.38
2004	December 31	$0.73	$0.42
	September 30	$0.89	$0.41
	June 30	$1.01	$0.60
	March 31	$1.04	$0.75

Record Holders

As of March 31, 2006, there were approximately 89 shareholders of record holding a total of 70,000,000 shares of common stock. The members of the board of directors believe that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

The Company has not declared any cash dividends since inception and does not anticipate paying any cash dividends in the foreseeable future. The payment of cash dividends is within the discretion of the board of directors and will depend on the Company’s earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company’s ability to pay cash dividends on its common stock other than those generally imposed by applicable state law. Our spin-off of OPENLiMiT AG on September 1, 2005, was accounted for as a share dividend.

ITEM 6.           MANAGEMENT'S PLAN OF OPERATION

This Management’s Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below and the subsection entitled “Risk Factors” above. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our fiscal years ended December 31, 2005 and 2004.

Plan of Operation

The Company’s plan of operation for the coming year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits.

The Company has not yet entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing.

Results of Operations

Beginning January 1, 2005 until August 31, 2005, we were in the business of developing, marketing, and selling electronic signature and encryption software products and software through our subsidiary, OPENLiMiT AG, which we spun-off on September 1, 2005. From September 1, 2005 until December 31, 2005, our operations were limited to satisfying continuous public disclosure requirements and seeking to identify prospective business opportunities. We did not receive any revenues from our continuing operations. Due to the nature of the Company’s search for a suitable business opportunity, we cannot determine whether we will ever generate revenues from operations.

Net Loss

For the period ended December 31, 2005, the Company recorded a net loss of $3,185,380. Of that amount, $3,090,832 is attributable to loss from the Company’s discontinued operations. The remaining $94,548 is an operating loss attributable to general and administrative expenses which include listing and filing costs, consultants’ fees and salaries, and professional fees. The Company has not generated any revenues since the spin-off and reorganization on September 1, 2005.

For the current fiscal year, we anticipate that we will continue incurring a loss as a result of administration expenses, accounting costs, and expenses associated with maintaining its disclosure obligations under the Exchange Act of 1934, as amended (“Exchange Act”).

Capital Resources and Liquidity

The Company had no current or total assets as of the twelve month period ended December 31, 2005. Net stockholders’ deficit in the Company was $24,836 at December 31, 2005. The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity.

Cash flow used in operating activities was $3,040,990 for the period ending December 31, 2005, of which $2,875,736 was used by discontinued operations and $165,254 in continuing operations. Cash used on continuing operations was primarily for general and administrative expenses.

Cash flow provided from financing activities was $3,040,990 for the period ended December 31, 2005. Financing activities have consisted of sales of the Company’s common stock and warrants to unrelated parties.

The Company’s current assets are insufficient to conduct its plan of operation over the next twelve (12) months and we will have to seek debt or equity financing to fund minimum operations. The Company has no current commitments or arrangements with respect to funding or immediate sources of funding; thus, no assurances can be given that funding will be available. Further, if funds are made available, they may not be made available on acceptable terms. The Company’s shareholders would be the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain funding would have a material adverse affect on its plan of operation.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in sections titled “Plan of Operation” and “Description of Business”, with the exception of historical facts, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward looking statements include, but are not limited to, statements concerning:

o our anticipated financial performance and business plan; o the sufficiency of existing capital resources;

o our ability to raise additional capital to fund cash requirements for future operations;

o uncertainties related to the Company’s future business prospects;

o the ability of the Company to generate revenues to fund future operations; and

o the volatility of the stock market and general economic conditions.

We wish to caution readers that the Company’s operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled “Risk Factors” included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other that is required by law.

Critical Accounting Policies

In Note 2 to the audited financial statements for the years ended December 31, 2005 and 2004, included in this Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140". This statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement: (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (a) a transfer of the servicer’s financial assets that meets the requirements for sale accounting, (b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, (c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates; (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; (3) permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (a) Amortization method—Amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date, or (b) Fair value measurement method—Measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur; (3) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date an entity adopts the requirements of this statement.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No.20, “Accounting Changes,” and supersedes FASB Statement No.3, “Reporting Accounting Changes in Interim Financial Statements – an amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the provisions of SFAS 154 will have a significant impact on its results of operations.

In December 2004, FASB issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For non-public entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS 153 – Exchanges of Non-Monetary Assets – An amendment of APB 29. This statement amends APB 29, which is based on the principle that exchanges of non-monetary assets should be measured at the fair value of the assets exchanged with certain exceptions. SFAS 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning on or after June 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, the FASB also issued SFAS No.151, “Inventory Costs, an amendment of ARB No.43, Chapter 4” which will become effective for the Company beginning January 1, 2006. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $11,588,083 and a working capital deficiency of $24,836 as of December 31, 2005. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and/or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from prospective business opportunities; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 7.           FINANCIAL STATEMENTS

The Company’s financial statements for the fiscal years ended December 31, 2005 and 2004, are attached hereto as pages F-1 through F-18.

OPENLIMIT, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2005 and 2004

U.S. Funds

OPENLIMIT, INC.

(A Development Stage Company)

INDEX

                                                                                        Page

              Independent Auditors' Report                                              F-3

              Balance Sheets                                                            F-4

              Statements of Changes in Shareholders' Equity (Deficiency)                F-5

              Statements of Operations                                                  F-7

              Statements of Cash Flows                                                  F-8

              Notes to Financial Statements                                             F-9

Staley, Okada & Partners
CHARTERED ACCOUNTANTS

Suite 400 - 889 West Pender Street
Vancouver, BC Canada V6C 3B2
Tel 604 694-6070
Fax 604 585-8377
info@staleyokada.com
www.staleyokada.com

Report of Independent Registered Public Accounting Firm

To the Stockholders of OpenLimit, Inc.:

We have audited the accompanying balance sheets of OpenLimit, Inc. (A Development Stage Company") (the "Company") as at December 31, 2005 and 2004 and the related statements of changes in shareholders' equity (deficiency), operations and cash flows for each of the years ended December 31, 2005 and 2004 and cumulative from the date of reorganization September 1, 2005 to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years ended December 31, 2005 and 2004 and cumulative from the date of reorganization September 1, 2005 to December 31, 2005, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is dependent upon financing to continue operations, had suffered recurring losses from operations and has total liabilities that exceed total assets. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"Staley, Okada & Partners"

Vancouver, BC, Canada
March 21, 2006

STALEY, OKADA & PARTNERS
CHARTERED ACCOUNTANTS

Staley, Okada & Partners, with offices in Vancouver and Surrey, is a Member of MSI, a Network of Independent Professional Firms • A Member of the Institute of Chartered Accountants of British Columbia
A Partnership of Incorporated Professionals; L.M. Okada, Ltd., K.A. Scott, Ltd., J.M. Bhagirath, Ltd., L.W.D. Vickars, Ltd., G.S. Traher, Inc., D. Larocque, Ltd.

OPENLIMIT, INC.                                                                                             Statement 1
(A Development Stage Company)
Balance Sheets
US Funds

                                                                              December 31,              December31,
                               ASSETS                                                 2005                      2004
--------------------------------------------------------------------- -- --------------------- --- ---------------------

Assets held for sale and in discontinued operations                                      -                   972,415
                                                                      -- --------------------- --- ---------------------
                                                                      -- --------------------- --- ---------------------
                                                                      $                  -     $             972,415
--------------------------------------------------------------------- -- --------------------- --- ---------------------
--------------------------------------------------------------------- -- --------------------- --- ---------------------

LIABILITIES
--------------------------------------------------------------------- -- --------------------- --- ---------------------
Current
   Accounts payable                                                   $                  -     $              28,042
   Accrued liabilities                                                              24,836                    67,500
   Liabilities held for sale and in discontinued operations                              -                 2,994,800
                                                                      -- --------------------- --- ---------------------
                                                                      -- --------------------- --- ---------------------
                                                                                    24,836                 3,090,342
                                                                      -- --------------------- --- ---------------------
                                                                      -- --------------------- --- ---------------------
Going Concern (Note 1)

SHAREHOLDERS' DEFICIENCY
--------------------------------------------------------------------- -- --------------------- --- ---------------------
Capital Stock
    Preferred stock
Authorized:  500,000 with $0.01 par value
Issued and outstanding:  nil
    Common stock
      Authorized:  200,000,000 with $0.01 par value
      Issued and outstanding:  70,000,000 (2004-  59,585,882)  -
         Statement 2                                                               700,000                   595,858
      Additional paid-in capital - Statement 2                                   9,983,572                 5,859,180
Contributed Surplus - Statement 2 (Note 4b)                                        879,675                         -
Accumulated Comprehensive Loss - Statement 2                                             -                  (471,990)
Deficit Accumulated During The Development Stage
       - Before date of reorganization - Statement 2 (Note 1)                  (11,582,245)               (8,100,975)
       - After date of reorganization - Statement 2 (Note 1)                        (5,838)                        -
                                                                      -- --------------------- --- ---------------------
                                                                      -- --------------------- --- ---------------------
                                                                                   (24,836)               (2,117,927)
                                                                      -- --------------------- --- ---------------------
                                                                      -- --------------------- --- ---------------------
                                                                      $                  -     $             972,415
--------------------------------------------------------------------- -- --------------------- --- ---------------------

                                            - See Accompanying Notes -

OPENLIMIT, INC.                                                                                                                                     Statement 2
(A Development Stage Company)
Statements of Changes in Shareholders' Equity (Deficiency)
US Funds
                                                                                                                                                 Deficit
                                                                                                                                             Accumulated
                                                                                                                              Deficit         During the
                                                                                                                          Accumulated        Development
                                                                                                                           During the      Stage  - From
                                                                                                                    Development Stage            Date of
                                              Common Stock            Additional                      Accumulated    - Before Date of     Reorganization
                                                                         Paid-in    Contributed     Comprehensive   Reorganization on    on September 1,      Total Equity
                                            Shares        Amounts        Capital        Surplus              Loss   September 1, 2005               2005      (Deficiency)
-------------------------------------- --------------------------- --------------- -------------- ---------------- -------------------- ------------------ -- --------------
-------------------------------------- ------------ --- ---------- --- ----------- -- ----------- ---- ----------- -- ----------------- -- --------------- -- --------------
                                              1,000 $            10$      72,143 $          -   $             -  $             -       $              -   $       72,153
  Shares for cash at CHF 100 per
   share - June 15, 2001
  Net income                                      -               -            -            -                 -                -                      -                -
                                       ------------ --- ---------- --- ----------- -- ----------- ---- ----------- -- ----------------- -- --------------- -- --------------
                                       ------------ --- ---------- --- ----------- -- ----------- ---- ----------- -- ----------------- -- --------------- -- --------------

Balance - December 31, 2001                   1,000              10       72,143            -                 -                -                      -           72,153
  Shares split 100 new for 1 old -
   August 14, 2002                           99,000             990        (990)            -                 -                -                      -                -
  Shares for cash at CHF 1 per share
   - October 4, 2002                        120,000           1,200       85,384            -                 -                -                      -           86,584
  Net loss                                        -               -            -            -                 -         (67,411)                      -          (67,411)
                                       ------------ --- ---------- --- ----------- -- ----------- ---- ----------- -- ----------------- -- --------------- -- --------------
                                       ------------ --- ---------- --- ----------- -- ----------- ---- ----------- -- ----------------- -- --------------- -- --------------
                                            220,000           2,200      156,537            -                 -         (67,411)                      -           91,326
Balance - December 31, 2002
  Shares stock split 10 new for 1
   old - February 3, 2003                 1,980,000          19,800     (19,800)            -                 -                -                      -                -
  Shares for rights and technology -
   February 3, 2003                      39,800,000         398,000    (397,999)            -                 -                -                      -                1
                                       ------------ --- ---------- --- ----------- -- ----------- ---- ----------- -- ----------------- -- --------------- -- --------------
                                       ------------ --- ---------- --- ----------- -- ----------- ---- ----------- -- ----------------- -- --------------- -- --------------

Balance - April 24, 2003                 42,000,000         420,000    (261,262)            -                 -         (67,411)                      -           91,327
  Acquisition of Jure Holdings, Inc.
   - Recapitalization                     3,617,084          36,171     (35,816)            -                 -                -                      -              355
  Finders' fee for acquisition of
   Jure Holdings, Inc.                    2,400,000          24,000     (24,000)            -                 -                -                      -                -
  Shares for consulting services            770,000           7,700      646,800            -                 -                -                      -          654,500
  Shares issued for debt                  5,365,427          53,654    2,092,517            -                 -                -                      -        2,146,171
  Shares issued for consulting               10,000             100        7,900            -                 -                -                      -            8,000
  Shares issued for consulting              280,000           2,800      221,200            -                 -                -                      -          224,000
  Net loss                                        -               -             -           -                 -      (3,617,853)                      -       (3,617,853)
  Foreign exchange loss                           -               -             -           -         (271,624)                -                      -         (271,624)
                                       ------------ --- ---------- --- ----------- -- ----------- ---- ----------- -- ----------------- -- --------------- -- --------------
                                       ------------ --- ---------- --- ----------- -- ----------- ---- ----------- -- ----------------- -- --------------- -- --------------

Balance - December 31, 2003              54,442,511 $       544,425 $  2,647,339 $          -   $     (271,624) $    (3,685,264)      $               -   $     (765,124)
-------------------------------------- ------------ --- ---------- --- ----------- -- ----------- ---- ----------- -- ----------------- -- --------------- -- --------------

                                            - See Accompanying Notes -

OPENLIMIT, INC.                                                                                                                           Statement 2 (continued)
(A Development Stage Company)
Statements of Changes in Shareholders' Equity (Deficiency)
US Funds

                                                                                                                              Deficit            Deficit
                                                                                                                          Accumulated        Accumulated
                                                                                                                           During the         During the
                                                                                                                          Development        Development
                                                                                                                                Stage              Stage
                                                                                                                     - Before Date of     - From Date of
                                              Common Stock                                           Accumulated       Reorganization     Reorganization
                                                                        Additional   Contributed   Comprehensive      on September 1,    on September 1,      Total Equity
                                            Shares        Amounts  Paid-in Capital      Surplus             Loss                 2005               2005      (Deficiency)
-------------------------------------- --------------------------- ----------------- ------------ ----------------- ------------------- ------------------ -- --------------
-------------------------------------- ------------ --- ---------- --- ------------- -- --------- ---- ------------ -- ---------------- -- --------------- -- --------------
                                         54,442,511 $        544,425 $     2,647,339   $              $     (271,624) $    (3,685,264)     $               -   $     (765,124)
Balance - December 31, 2003
  Shares issued for debt                  3,611,747           36,117       2,181,603                -               -                -                     -         2,217,720
  Shares issued for consulting            1,231,624           12,316         868,238                -               -                -                     -           880,554
  Shares issued for cash                    300,000            3,000         162,000                -               -                -                     -           165,000
  Foreign exchange loss                           -                -               -                -       (200,366)                -                     -         (200,366)
  Net loss                                        -                -               -                -               -      (4,415,711)                     -       (4,415,711)
                                       ------------ --- ---------- --- ------------- -- --------- ---- ------------ -- ---------------- -- --------------- -- --------------
                                       ------------ --- ---------- --- ------------- -- --------- ---- ------------ -- ---------------- -- --------------- -- --------------

Balance - December 31, 2004              59,585,882          595,858       5,859,180                -       (471,990)      (8,100,975)                     -       (2,117,927)
  Shares issued for cash                  7,832,500           78,326       2,962,664                -               -                -                     -         3,040,990
  Shares issued for debt                  2,581,618           25,816       1,161,728                -               -                -                     -         1,187,544
  Warrants issued for debt                        -                -                          879,675               -                -                     -           879,675
  Foreign exchange loss                           -                -               -                -         155,343                -                     -           155,343
  Net loss                                        -                -               -                -               -      (3,179,542)               (5,838)       (3,185,380)
  Dividend in kind (Note 5)                       -                -               -                -         316,647        (301,728)                     -            14,919
                                       ------------ --- ---------- --- ------------- -- --------- ---- ------------ -- ---------------- -- --------------- -- --------------
                                       ------------ --- ---------- --- ------------- -- --------- ---- ------------ -- ---------------- -- --------------- -- --------------
                                         70,000,000 $        700,000 $     9,983,572   $      879,675 $             -  $  (11,582,245)     $         (5,838)  $       (24,836)
Balance -December 31, 2005
-------------------------------------- ------------ --- ---------- --- ------------- -- --------- ---- ------------ -- ---------------- -- --------------- -- --------------

                                            - See Accompanying Notes -

OPENLIMIT, INC.                                                                                             Statement 3
(A Development Stage Company)
Statements of Operations
US Funds

                                                                Cumulative From
                                                                        Date of
                                                                 Reorganization
                                                                   September 1,        Year  Ended         Year Ended
                                                               2005 to December       December 31,       December 31,
                                                                       31, 2005               2005               2004
------------------------------------------------------------- -------------------- ------------------ ------------------
                                                              -------------------- ------------------ ------------------

General and Administrative Expenses
    Listing and filing fees                                      $          -        $       7,811    $        12,472
    Consultants and salaries                                                -                5,251              9,424
    Depreciation                                                            -                    -                537
    Office and miscellaneous                                                -                    -                287
    Professional fees                                                  20,442               99,323            134,973
                                                              -------------------- ------------------ ------------------
                                                              -------------------- ------------------ ------------------
                                                                      (20,442)            (112,385)         (157,693)
Loss Before Other Items
  Gain on forgiveness of debt (Note 3)                                 14,618               14,618                  -
  Foreign exchange gain / (loss)                                         (14)                3,219                  -
                                                              -------------------- ------------------ ------------------
                                                              -------------------- ------------------ ------------------
                                                                       (5,838)            (94,548)          (157,693)
Loss Before Discontinued Items
  Net loss from discontinued operations                                     -          (3,090,832)        (4,258,366)
                                                              -------------------- ------------------ ------------------

Net Loss For The Year                                             $   (5,838)     $    (3,185,380)   $    (4,416,059)
------------------------------------------------------------- -------------------- ------------------ ------------------

------------------------------------------------------------- -------------------- ------------------ ------------------

Loss per Share Before Discontinued Operations - Basic and
Diluted                                                                              $      (0.00)      $      (0.00)
------------------------------------------------------------- -------------------- ------------------ ------------------
------------------------------------------------------------- -------------------- ------------------ ------------------

Loss per Share From Discontinued Operations -
Basic and Diluted                                                                    $      (0.05)      $      (0.08)
------------------------------------------------------------- -------------------- ------------------ ------------------
------------------------------------------------------------- -------------------- ------------------ ------------------

Net Loss per Share - Basic and Diluted                                               $      (0.05)      $      (0.08)
------------------------------------------------------------- -------------------- ------------------ ------------------
------------------------------------------------------------- -------------------- ------------------ ------------------

Weighted Average Shares Outstanding                                                     67,059,613         56,610,284
------------------------------------------------------------- -------------------- ------------------ ------------------

                                            - See Accompanying Notes -

OPENLIMIT, INC.                                                                                            Statement 4
(A Development Stage Company)
Statements of Cash Flows
US Funds

                                                                                    Cumulative From
                                                                                            Date of
                                                                                     Reorganization
                                                                                       September 1,      For the Year
                                                                                            2005 to             Ended    For the Year Ended
                                                                                       December 31,      December 31,          December 31,
                                                                                               2005              2005                  2004
                    -------------------------------------------------------------- ------------------ ----------------- ---------------------
                    -------------------------------------------------------------- --- -------------- -- -------------- --- -----------------
                    Operating
                        Loss for the period                                        $           (5,838)$         (94,548)$        (157,693)
                        Items not involving an outlay of cash:
                             Depreciation                                                           -                 -                537
                        Changes in non-cash working capital items:
                             Accounts payable and accrued liabilities                           5,283           (70,706)            48,676
                                                                                   --- -------------- -- -------------- --- -----------------
                       Net cash used in continuing operations                                    (555)         (165,254)         (108,480)
                       Net cash used by discontinued operations                                     -        (2,875,736)          (63,986)
                                                                                   --- -------------- -- -------------- --- -----------------
                                                                                   --- -------------- -- -------------- --- -----------------
                                                                                                 (555)       (3,040,990)         (172,466)
                                                                                   --- -------------- -- -------------- --- -----------------
                                                                                   --- -------------- -- -------------- --- -----------------
                    Financing
                        Share issuances                                                             -         3,040,990            165,000
                                                                                   --- -------------- -- -------------- --- -----------------
                                                                                   --- -------------- -- -------------- --- -----------------

                    Effect of Exchange Rate Changes on Cash and Cash Equivalents                    -                 -                347
                                                                                   --- -------------- -- -------------- --- -----------------
                                                                                   --- -------------- -- -------------- --- -----------------

                    Net Increase (Decrease) in Cash and Cash Equivalents                         (555)                -            (7,119)
                        Cash and cash equivalents, beginning of period                            555                 -              7,119
                                                                                   --- -------------- -- -------------- --- -----------------
                    Cash and Cash Equivalents, End of Period                       $                - $               - $                -
                    -------------------------------------------------------------- --- -------------- -- -------------- --- -----------------

Schedule of Non-Cash Investing and Financing Transactions in
     Discontinued Operations
 Due to related party settled by issuance of shares and
 warrants                                                                        $                - $       1,032,647 $                -
 Shares issued for consulting services                                           $                - $               - $          880,554
 Shares issued for debt                                                          $                - $       1,187,544 $        2,217,720
 Warrants issued for debt                                                        $                - $         879,675 $                -
 Dividend in kind - spin-off of OpenLimit Holding AG                             $                - $         301,728 $                -
---------------------------------------------------------------- --- -------------- -- -------------- --- ---------------

                                            - See Accompanying Notes -

OPENLIMIT, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2005 and 2004

US Funds

1. Organization and Going Concern

OpenLimit, Inc. (“the Company”) was incorporated on September 12, 1989, under the laws of the State of Florida. The Company was incorporated under the name of Thor Ventures Corp. On November 26, 2002, the Company changed its name to Jure Holdings, Inc., and on April 25, 2003 the Company changed its name to OpenLimit, Inc.

On April 25, 2003, OpenLimit Holding AG (“OpenLimit AG”), a Swiss corporation, completed with the Company the reverse acquisition under a Stock Exchange Agreement (“RTO”) dated April 11, 2003. Pursuant to the agreement, the Company issued to the shareholders of OpenLimit AG 42,000,000 shares in exchange for the 4,200,000 shares that constituted all the issued and outstanding shares of OpenLimit AG. OpenLimit AG wholly owned OpenLimit Access Marketing AG, a Swiss corporation; OpenLimit Access Marketing AG, a German subsidiary of OPENLiMiT Access Marketing AG, Switzerland; Bonneville Group AG, a Swiss corporation; SignCubes GmbH, a German corporation; OpenLimit Tower AG, a Swiss corporation; OpenLimit Services AG, a Swiss corporation and OpenLimit Services GmbH, a German corporation. Immediately before the date of the RTO, the Company had 200,000,000 shares authorized and 3,617,084 shares of common stock issued and outstanding. Pursuant to the RTO, all of the 4,200,000 issued and outstanding shares of common stock of OpenLimit AG were exchanged for 42,000,000 shares of the Company, on a 10 to 1 basis. Immediately after the RTO, the management of OpenLimit AG took control of the board and officer positions of the Company, constituting a change of control. Because the former owners of OpenLimit AG gained control of the Company, the transaction would normally have been considered a purchase by OpenLimit. However, since the Company was not a business, the transaction was not considered to be a business combination. Instead, the transaction was accounted for as a recapitalization of OpenLimit AG and the issuance of stock by OpenLimit AG (represented by the outstanding shares of the Company) for the assets and liabilities of the Company. The value of the net assets of the Company acquired by OpenLimit AG was the same as their historical book value, being $355.

On September 1, 2005, the Company spun-off to its shareholders, on a pro-rata basis, all issued and outstanding shares of its 100% owned subsidiary OpenLimit AG, together with all subsidiaries owned by OpenLimit AG, which was the only significant asset of the Company.

The Company’s management is presently searching for a suitable business opportunity, by acquisition or business combination.

OPENLIMIT, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2005 and 2004

US Funds

1. Organization and Going Concern — Continued

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at December 31, 2005, the Company has a loss from operations, an accumulated deficit of $11,588,083 and a working capital deficiency of $24,836. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

Thereafter, the Company will be required to seek additional funds, either through debt and/or equity financing, to finance its long-term operations. The successful outcome of future activities cannot be determined at this time, and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

c) Cash and Cash Equivalents

Cash equivalents consist of highly liquid debt instruments purchased with an initial maturity of three months or less.

OPENLIMIT, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2005 and 2004

US Funds

2. Significant Accounting Policies — Continued

d)     Long Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable or at least at the end of each reporting period. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, management measures fair value based on quoted market prices or based on discounted estimates of future cash flows.

e) Foreign Currency Transactions

The Company’s functional currency was the Swiss Franc up to August 31, 2005, the date of reorganization, and the reporting currency was the U.S. dollar. However, effective September 1, 2005 the Company’s functional currency became the U.S. dollar. All transactions initiated in other currencies are re-measured into the functional currency as follows:

    i)        Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date,

 ii) Non-monetary assets and liabilities, and equity at historical rates, and

 iii) Revenue and expense items at the average rate of exchange prevailing during the period.

Gains and losses on re-measurement are included in determining net income for the period

Translation of balances from the functional currency into the reporting currency is conducted as follows:

i)

        Assets and liabilities at the rate of exchange in effect at the balance sheet date,

 ii) Equity at historical rates, and

 iii) Revenue and expense items at the average rate of exchange prevailing during the period.

Translation adjustments resulting from translation of balances from functional to reporting currency are accumulated as a separate component of shareholders’ equity as a component of comprehensive income or loss. Upon sale or liquidation of the net investment in the foreign entity the amount deferred will be recognized in income. On the date of the spin-off (Note 1) entire balance of comprehensive income relating to OpenLimit AG has been changed to dividend in kind.

f)     Income Taxes

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

OPENLIMIT, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2005 and 2004

US Funds

2. Significant Accounting Policies — Continued

g) Fair Value of Financial Instruments

The carrying value of the Company’s financial instrument, consisting of its accounts payable, materially approximates their respective fair value at each balance sheet date due to the immediate or short-term maturity of this instrument.

h) Derivative Financial Instruments

The Company was not a party to any derivative financial instruments during any of the reported fiscal periods.

i)     Stock-Based Compensation

The Company accounts for stock-based compensation issued to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees”. Under the intrinsic value method, compensation is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation, if any, is recognized over the applicable service period, which is usually the vesting period. The Financial Accounting Standards Board (“FASB”) has issued SFAS No. 123 “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123” and interpreted by FASB Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25". This standard, if fully adopted, changes the method of accounting for all stock-based compensation to the fair value method. For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

The adoption of the accounting methodology of SFAS No. 123 for employees is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as if the Company had adopted the cost recognition requirements under SFAS No. 123, are required to be presented.

j) Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.

OPENLIMIT, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2005 and 2004

US Funds

2. Significant Accounting Policies — Continued

k)     Loss per Share

The Company computes net loss per common share using SFAS No. 128 “Earnings Per Share.” Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at December 31, 2005 and 2004. Because the Company has incurred net losses and has no potentially dilutive common shares, basic and diluted loss per share are the same. Additionally, for the purposes of calculating diluted loss per share, there were no adjustments to net loss.

l)     Treasury Stock

The Company accounts for acquisitions of treasury stock under the cost method. Treasury stock is recorded as a separate component of stockholders’ equity at cost, and paid-in capital accounts are not adjusted until the time of sale, retirement or other disposition.

m) New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For non-public entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

OPENLIMIT, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2005 and 2004

US Funds

2. Significant Accounting Policies — Continued

m) New Accounting Pronouncements — Continued

In December 2004, the FASB also issued SFAS No.151, “Inventory Costs, an amendment of ARB No.43, Chapter 4” which will become effective for the Company beginning January 1, 2006. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position

In December 2004, the FASB issued SFAS 153 – Exchanges of Non-Monetary Assets – An amendment of APB 29. This statement amends APB 29, which is based on the principle that exchanges of non-monetary assets should be measured at the fair value of the assets exchanged with certain exceptions. SFAS 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning on or after June 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In May2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No.20, “Accounting Changes,” and supersedes FASB Statement No.3, “Reporting Accounting Changes in Interim Financial Statements – an amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the provisions of SFAS 154 will have a significant impact on its results of operations.

OPENLIMIT, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2005 and 2004

US Funds

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140". This statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement: (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (a) a transfer of the servicer’s financial assets that meets the requirements for sale accounting, (b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, (c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates; (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; (3) permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (a) Amortization method—Amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date, or (b) Fair value measurement method—Measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur; (3) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date an entity adopts the requirements of this statement.

OPENLIMIT, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2005 and 2004

US Funds

3. Related Party Balances and Transactions

The amount due to related party of $ Nil (2004 — $2,054,854, which is included in liabilities held for sale and in discontinued operations) is owing to a director and officer of the Company, is non-interest bearing and due on demand. During the period from September 1, 2005 to December 31, 2005, OpenLimit AG paid for certain expenses on behalf of the Company. This receivable in the amount of $14,618 was forgiven by OpenLimit AG and is reflected in these financial statements as a gain on forgiveness of debt.

Included in net loss from discontinued operations are the following consulting and salaries:

o $432,933 (2004 — $348,600) paid to directors and companies controlled by directors o $ Nil (2004 — $128,944) paid to officers or former officers of the Company

The above transactions, occurring in the normal course of operations, are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

4.     Share Capital

a)     In 2003, the Company established a Compensation Benefit Plan. Under the plan, the Company may issue stock or grant stock purchase options to its employees, consultants or advisors. The maximum number of shares that can be issued under this plan is 5,000,000. During 2004, the Company issued 1,217,624 shares under this plan, leaving 2,732,376 shares available for issuance. All shares issued under this plan are being recorded at their fair market value. No shares were issued under this plan during the current year.

b)     In the three months ended March 31, 2005, the Company issued 3,300,000 common shares for total proceeds of $1,227,990 and issued 2,000,000 (i) share-purchase warrants to an unrelated company. Each share-purchase warrant entitles the holder to purchase one common share of the Company at $0.40 per share, exercisable within two years. The warrants must be exercised on or before March 1, 2007.

In April 2005, the Company issued 1,332,500 common shares and 1,332,500 share-purchase warrants to unrelated companies for total proceeds of $533,000. Each share-purchase warrant entitles the holder to purchase one common share at $0.40 per share, exercisable within two years. Out of the total amount of warrants issued, 1,000,000 (i) must be exercised on or before March 16, 2007 and 332,500 (i) must be exercised on or before March 23, 2007.

In May 2005, the Company issued 3,200,000 common shares and 3,200,000 (i) share-purchase warrants to an unrelated company for total proceeds of $1,280,000. The warrants must be exercised at the price of $0.40 per share on or before May 2, 2007.

OPENLIMIT, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2005 and 2004

US Funds

4. Share Capital — Continued

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

Risk-free interest rate 3.73% Expected dividend yield - Expected stock price volatility 53% Expected life of warrants in year 2
(i)	All share-purchase warrants have been cancelled effective September 2, 2005. As of December 31, 2005, the Company did not have any share-purchase warrants or options outstanding.

5. Discontinued Operations

On July 15, 2005, the Company sold for CHF 1.00, to an unrelated party, two wholly owned subsidiaries of OpenLimit AG: OPENLiMiT Access Marketing AG, headquartered in Baar, Switzerland, and OPENLiMiT Access Marketing AG, headquartered in Berlin, Germany. The decision to sell these subsidiaries was based on management’s intent to focus resources on product development and the Original Equipment Manufacturer sales marketing strategy. The loss on sale of these subsidiaries has been included in the loss from discontinued operations.

On August 1, 2005, the board of directors of the Company agreed to a spin-off of all issued and outstanding shares of its 100% owned subsidiary OpenLimit AG. The effective date of the spin-off was September 1, 2005. OpenLimit AG was the only significant asset of the Company. The fair value, being equal to the net book value, of OpenLimit AG on the spin-off date was $301,728, which was recorded as dividend in kind in the books of the Company. Prior to the spin-off, effective June 30, 2005, the Company has forgiven $11,017,554 intercompany loan amount owing from OpenLimit AG. OpenLimit AG’s shares are presently trading on the Berlin Stock Exchange and on the Frankfurt Stock Exchange.

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

OPENLIMIT, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2005 and 2004

US Funds

6. Income Taxes

The Company has accumulated net operating losses for U.S. federal income tax purposes of approximately $942,018, which may be carried forward and used to reduce taxable income of future years. These losses expire as follows:

       2017                                                                           $             1,000
       2018                                                                                        53,521
       2021                                                                                         6,561
       2022                                                                                         7,313
       2023                                                                                       338,502
       2024                                                                                       440,573
       2025                                                                                        94,548
                                                                                      ---- ---------------
                                                                                      ---- ---------------
                                                                                      $           942,018
                                                                                      ---- ---------------

Details of future income tax assets are as follows:

    Future income tax assets:                                                December 31,             December 31,
                                                                                     2005                     2004
                                                                     --- ------------------- ---- -------------------
                                                                     --- ------------------- ---- -------------------
         Non-capital tax loss                                        $            320,000      $           288,000
         Valuation allowance                                                     (320,000)                (288,000)
                                                                     --- ------------------- ---- -------------------
                                                                     --- ------------------- ---- -------------------
                                                                     $                  -      $                 -
                                                                     --- ------------------- ---- -------------------

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

7. Comparative Figures

        Certain of the comparative figures have been reclassified to conform with the current year’s presentation.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no changes in or disagreements with its accountants, as to accounting or financial disclosure over the two most recent fiscal years.

ITEM 8A.           CONTROLS AND PROCEDURES

The Company’s chief executive officer and chief financial officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2005. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding disclosure.

(b) Changes in Internal Controls

During the period ended December 31, 2005, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

The Company’s management, including the chief executive officer and chief financial officer, does not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control. The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Individual persons perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined. It is also recognized the Company has not designated an audit committee and no member of the board of directors has been designated or qualifies as a financial expert. The Company should address these concerns at the earliest possible opportunity.

ITEM 8B.           OTHER INFORMATION

None.

PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         Name                               Age                        Position(s) and Office(s)

         Henry Dattler                      60                         Chief Executive Officer and Chairman of
                                                                       the Board of Directors

         Marc Gurov                         32                         Chief Financial Officer and Director

         Reinhard Stueber                   53                         Director

Henry Dattler was appointed as a director of the Company on April 25, 2003 and subsequently appointed as the Company’s chief executive officer. Mr. Dattler will serve until the next annual meeting of the Company’s stockholders or until his successor is elected and qualified.

Mr. Dattler graduated from high school in Munich with a university entrance diploma and joined the Politechnikum. Mr. Dattler worked for over 30 years as an entrepreneur in the field of International Business. Over the last five years, Mr. Dattler serves as the chairman and chief executive officer of OPENLiMiT Holding AG and its subsidiaries.

Marc Gurov was appointed as a director of the Company and its chief financial officer on March 5, 2004. Mr. Gurov will serve until the next annual meeting of the Company’s stockholders or until his successor is elected and qualified.

Mr. Gurov completed his Abitur in Berlin, Germany and then studied International Business at Florida Atlantic University, Boca Raton, FL, U.S.A., graduating with a B.S. degree. Mr. Gurov has successfully worked for 12 years as an entrepreneur, representing various companies in the direct sales industry as an independent representative. Since January 2003, Mr. Gurov has provided consulting services in the area of direct sales to OPENLiMiT AG and assumed a full-time position as the director of the OPENLiMiT Access Marketing AG in September 2003. Mr. Gurov also serves as chief financial officer and director of OPENLiMiT Holding AG.

Reinhard Stueber was appointed as a director of the Company on October 9, 2004. Mr. Stueber will serve until the next annual meeting of the Company’s stockholders or until his successor is elected and qualified.

Mr.Stueber obtained an engineering degree (Dip.Ing.) in water technologies from the Academy of Water Technologies in Magdeburg, Germany in 1973 and has worked as an engineer for several German firms. Mr. Stueber worked as the manager of the software department for UVE GmbH from 1993 until 2001 and has worked for one of the Company’s subsidiaries, OPENLiMiT SignCubes AG since 2001. Mr. Stueber also serves as director of OPENLiMiT Holding AG.

Board of Directors Committees

The board of directors has not yet established an audit committee or a compensation committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt formal written charter that establishes an audit committee that specifies the scope of an audit committee’s responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, the Company would be required to establish an audit committee.

The board of directors has not yet established a compensation committee.

Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings and no director receives any compensation for services rendered as a director. The Company does not believe that it will adopt a provision for compensating directors in the future.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company has incorporated its Code of Ethics as Exhibit 14 to this Form 10-KSB. Further, the Company’s Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting the Company.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of the following individuals or entities who during the period ended December 31, 2005 were directors, officers, or beneficial owners of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

o Henry Dattler failed to file a Form 4 and Form 5 despite being a director and officer of the Company.

 o Reinhard Stueber failed to file a Form 3 or Form 5 despite being a director of the Company.

ITEM 10.           EXECUTIVE COMPENSATION

The following table provides summary information for the years 2005, 2004, and 2003 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of the chief executive officer at the year ended December 31, 2005, and any other employees to receive compensation in excess of $100,000.

Annual Compensation	Long Term Compensation
Awards	Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options SARs(#)	LTIP payouts ($)	All Other Compensation ($)
Henry Dattler, Chief Executive Officer and Director	2005 2004 2003	0 0 0	- - -	283,950* 348,600* 124,210*	- - -	- - -	- - -	- - -
Marc Gurov, Chief Financial Officer and Director	2005 2004 2003	80,013 119,520 0	- - -	- - -	- - -	- - -	- - -	- - -

* Consulting and management fees paid to a company controlled by Henry Dattler.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company’s common stock as of March 31, 2006, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company’s common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of March 31, 2006, there were 70,000,000 shares of common stock issued and outstanding.

Title of Class	Name and Address	Number of Shares	% of Class
Common	Henry Dattler, Chief Executive Officer, and Director Ratenstrasse 13 CH-6341 Alosen, Switzerland	10,081,618	14.40%
Common	Marc Gurov, Chief Financial Officer and Director Obersecki 25 CH-6318 Walchwil, Switzerland	100,000	0.14%
Common	Reinhard Stueber Director Zugerstrasse 76B Baar, Switzerland CH 6341	165,845*	0.24%
Common	Josef Mettler Zugerstrasse 76B Baar, Switzerland CH 6341	0	0%
Common	All executive officers and Directors as a Group (3)	10,347,463	14.78%

        * A number of shares attributed to Reinhard Stueber are held by a related party.

ITEM 12.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 5, 2005, the Company issued 2,581,618 shares of common stock, at $0.46 per share, a total valuation of $1,187,544, for the settlement of a loan payable. The shares were issued with 5,163,236 warrants to purchase common stock, which warrants were cancelled effective September 2, 2005.

On April 25, 2003, the Company entered into an agreement with the shareholders of OPENLiMiT Holding AG to acquire all the issued and outstanding shares of OPENLiMiT Holding AG. Henry Dattler, an officer and director of the Company received 7,500,000 shares of the Company’s common stock in exchange for his shares in OPENLiMiT Holding AG.

On April 25, 2003, the Company entered into an agreement with the shareholders of OPENLiMiT Holding AG to acquire all the issued and outstanding shares of OPENLiMiT Holding AG. Marc Gurov, an officer and director of the Company received 650,000 shares of the Company’s common stock in exchange for his shares in OPENLiMiT Holding AG.

On April 25, 2003, the Company entered into an agreement with the shareholders of OPENLiMiT Holding AG to acquire all the issued and outstanding shares of OPENLiMiT Holding AG. Reinhard Stueber, a director of the Company received 450,000 shares of the Company’s common stock in exchange for his shares in OPENLiMiT Holding AG.

ITEM 13.           EXHIBITS

Exhibits required by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 22 of this Form 10-KSB, which is incorporated herein by reference.

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Staley Okada & Partners provided audit services to the Company in connection with its annual reports for the fiscal years ended December 31, 2005 and December 31, 2004. The aggregate fees billed by Staley Okada & Partners during 2005 for the audit of the Company’s annual financial statements and a review of the Company’s quarterly financial statements were US$117,236. The aggregate fees billed by Staley Okada & Partners for the 2004 audit of the Company’s annual financial statements and a review of the Company’s quarterly financial statements was $63,068.

Audit Related Fees

Staley Okada & Partners billed to the Company no fees in 2005 or 2004 for professional services that are reasonably related to the audit or review of the Company’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Staley Okada & Partners billed to the Company fees of $2,921 in 2005 and $0 in 2004 for professional services rendered in connection with the preparation of the Company’s tax returns for the period.

All Other Fees

Staley Okada & Partners billed to the Company no fees in 2005 or 2004 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to the Company by Staley Okada & Partners as detailed above, were pre-approved by the Company’s board of directors. The Company’s independent auditors, Staley Okada & Partners performed all work using only their own full time permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of March 2006.

OPENLiMiT, Inc. /s/ Henry Dattler Henry Dattler Chief Executive Officer /s/ Marc Gurov Marc Gurov Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Henry Dattler Henry Dattler	Director	March 31, 2006
/s/ Marc Gurov Marc Gurov	Director	March 31, 2006
/s/ Reinhard Stueber Reinhard Stueber	Director	March 31, 2006

INDEX TO EXHIBITS

Exhibit No.	Page No.	DESCRIPTION
3(i)(a)	*	Articles of Incorporation of the Company (incorporated by reference from the 10-SB filed with the Commission on December 31, 1999
3(i)(b)	*	Amended Articles of Incorporation of the Company (incorporated by reference from the 10-KSB filed with the Commission on April 9, 2003)
3(i)(c)	*	Amended Articles of Incorporation of the Company (incorporated by reference from the 10-QSB filed with the Commission on November 17, 2003)
3(ii)(a)	*	Bylaws of the Company (incorporated by reference from the 10-SB filed with the Commission on December 31, 1999).
3(ii)(b)	*	Amended Bylaws of the Company (incorporated by reference from the 10-QSB filed with the Commission on November 17, 2003)
10(i)	*	Debt Settlement Agreement dated September 14, 2004 between the Company and Enuhill Portfolio, Inc. (incorporated by reference from the Form 10-QSB filed with the Commission on November 15, 2004).
10(ii)	*	Debt Settlement Agreement dated May 5, 2005 between the Company and Henry Dattler (incorporated by reference from the Form 10-QSB file with the Commission on August 12, 2005).
14	*	Code of Ethics adopted March 1, 2004 (incorporated by reference from the 10KSB filed with the Commission on April 14, 2004).
20	*

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