Form 10QSB
period 2006-03-31
OPENLIMIT INC
filed 2006-05-12
CIK 1060409

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006.

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

Yes     X              No

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of May 12, 2006 was 70,000,000.

PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein the terms “Company,” “we,” “our,” and “us” refer to OPENLiMiT, Inc., a Florida corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited interim financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

OPENLIMIT, INC.                                                                                            Statement 1
(A Development Stage Company)
Interim Balance Sheets
US Funds

                                                                                    March 31,
                                                                                         2006              December 31,
   LIABILITIES                                                                    (Unaudited)                      2005
   --------------------------------------------------------------------- -- --------------------- --- --------------------
   Current
      Accrued liabilities                                                $             25,202     $              24,836
                                                                         -- --------------------- --- --------------------

   Organization and Going Concern (Note 1)

   SHAREHOLDERS' DEFICIENCY
   --------------------------------------------------------------------- -- --------------------- --- --------------------
   Capital Stock
       Preferred stock
            Authorized:  500,000 with $0.01 par value
   Issued and outstanding:  nil
       Common stock
         Authorized:  200,000,000 with $0.01 par value
         Issued  and  outstanding:   70,000,000  (March  31,  2006  and               700,000                   700,000
            December 31, 2005)  Statement 2
         Additional paid-in capital Statement 2                                     9,983,572                 9,983,572
   Contributed Surplus Statement 2 (Note 4b)                                          879,675                   879,675
   Deficit Accumulated During The Development Stage
          - Before reorganization - Statement 2 (Note 1)                          (11,582,245)              (11,582,245)
          - After reorganization - Statement 2 (Note 1)                                (6,204)                   (5,838)
                                                                         -- --------------------- --- --------------------
                                                                         -- --------------------- --- --------------------
                                                                                      (25,202)                  (24,836)
                                                                         -- --------------------- --- --------------------
                                                                         -- --------------------- --- --------------------
                                                                         $                  -     $                   -
   --------------------------------------------------------------------- -- --------------------- --- --------------------

                                            - See Accompanying Notes -

OPENLIMIT, INC.                                                                                                                                         Statement 2
(A Development Stage Company)
Interim Statements of Changes in Shareholders' Equity (Deficiency)
US Funds
Unaudited

                                                                                                                         Deficit          Deficit
                                                                                                                     Accumulated      Accumulated
                                                                                                                      During the       During the
                                                                                                                     Development      Development
                                                                                                                  Stage - Before     Stage - From
                                                                                                                         Date of          Date of
                                        Common Stock                                              Accumulated     Reorganization   Reorganization
                                                                   Additional    Contributed    Comprehensive       on September     on September      Total Equity
                                      Shares         Amounts  Paid-in Capital        Surplus             Loss            1, 2005          1, 2005      (Deficiency)
-------------------------------- ---------------------------- ----------------- -------------- ----------------- ----------------- ---------------- -- --------------
-------------------------------- ------------ --- ----------- --- ------------- -- ----------- ---- ------------ -- -------------- -- ------------- -- --------------
                                        1,000 $             10$          72,143   $          -   $             -   $            -    $              - $       72,153
  Shares for cash at CHF 100
   per share - June 15, 2001
  Net income                                -                -                -              -                 -                -                   -              -
                                 ------------ --- ----------- --- ------------- -- ----------- ---- ------------ -- -------------- -- ------------- -- --------------
                                 ------------ --- ----------- --- ------------- -- ----------- ---- ------------ -- -------------- -- ------------- -- --------------

Balance - December 31, 2001             1,000               10           72,143              -                 -                -                   -         72,153
  Shares split 100 new for 1
   old - August 14, 2002               99,000              990            (990)              -                 -                -                   -              -
  Shares for cash at CHF 1 per
   share - October 4, 2002            120,000            1,200           85,384              -                 -                -                   -         86,584
  Net loss                                  -                -                -              -                 -          (67,411)                  -        (67,411)
                                 ------------ --- ----------- --- ------------- -- ----------- ---- ------------ -- -------------- -- ------------- -- --------------
                                 ------------ --- ----------- --- ------------- -- ----------- ---- ------------ -- -------------- -- ------------- -- --------------
                                      220,000            2,200          156,537              -                 -          (67,411)                  -         91,326
Balance - December 31, 2002
  Shares stock split 10 new
   for 1 old - February 3, 2003     1,980,000           19,800         (19,800)              -                 -                -                   -              -
  Shares for rights and
   technology - February 3,
   2003                            39,800,000          398,000        (397,999)              -                 -                -                   -              1
                                 ------------ --- ----------- --- ------------- -- ----------- ---- ------------ -- -------------- -- ------------- -- --------------
                                 ------------ --- ----------- --- ------------- -- ----------- ---- ------------ -- -------------- -- ------------- -- --------------

Balance - April 24, 2003           42,000,000          420,000        (261,262)              -                 -          (67,411)                  -         91,327
  Acquisition of Jure
   Holdings, Inc. -
   Recapitalization                 3,617,084           36,171         (35,816)              -                 -                -                   -            355
  Finders' fee for acquisition
   of Jure Holdings, Inc.           2,400,000           24,000         (24,000)              -                 -                -                   -              -
  Shares for consulting
   services                           770,000            7,700          646,800              -                 -                -                   -        654,500
  Shares issued for debt            5,365,427           53,654        2,092,517              -                 -                -                   -      2,146,171
  Shares issued for consulting         10,000              100            7,900              -                 -                -                   -          8,000
  Shares issued for consulting        280,000            2,800          221,200              -                 -                -                   -        224,000
  Net loss                                  -                -                -              -                 -       (3,617,853)                  -     (3,617,853)
  Foreign exchange loss                     -                -                -              -          (271,624)               -                   -       (271,624)
                                 ------------ --- ----------- --- ------------- -- ----------- ---- ------------ -- -------------- -- ------------- -- --------------
                                 ------------ --- ----------- --- ------------- -- ----------- ---- ------------ -- -------------- -- ------------- -- --------------

Balance - December 31, 2003        54,442,511 $        544,425$     2,647,339   $            -   $      (271,624)  $   (3,685,264)   $              - $     (765,124)
-------------------------------- ------------ --- ----------- --- ------------- -- ----------- ---- ------------ -- -------------- -- ------------- -- --------------

                                            - See Accompanying Notes -

OPENLIMIT, INC.                                                                                                                             Statement 2 (continued)
(A Development Stage Company)
Interim Statements of Changes in Shareholders' Equity (Deficiency)
US Funds
Unaudited

                                                                                                                         Deficit          Deficit
                                                                                                                     Accumulated      Accumulated
                                                                                                                      During the       During the
                                                                                                                     Development      Development
                                                                                                                  Stage - Before     Stage - From
                                                                                                                         Date of          Date of
                                        Common Stock                                              Accumulated     Reorganization   Reorganization
                                                                   Additional    Contributed    Comprehensive       on September     on September      Total Equity
                                      Shares         Amounts  Paid-in Capital        Surplus             Loss            1, 2005          1, 2005      (Deficiency)
-------------------------------- ---------------------------- ----------------- -------------- ----------------- ----------------- ---------------- -- --------------
-------------------------------- ------------ --- ----------- --- ------------- -- ----------- ---- ------------ -- -------------- -- ------------- -- --------------
                                   54,442,511 $        544,425$     2,647,339   $            - $       (271,624) $   (3,685,264)   $              - $     (765,124)
Balance - December 31, 2003
  Shares issued for debt            3,611,747           36,117      2,181,603                -                -               -                   -      2,217,720
  Shares issued for consulting      1,231,624           12,316        868,238                -                -               -                   -        880,554
  Shares issued for cash              300,000            3,000        162,000                -                -               -                   -        165,000
  Foreign exchange loss                     -                -              -                -         (200,366)              -                   -       (200,366)
  Net loss                                  -                -              -                -                -      (4,415,711)                  -     (4,415,711)
                                 ------------ --- ----------- --- ------------- -- ----------- ---- ------------ -- -------------- -- ------------- -- --------------
                                 ------------ --- ----------- --- ------------- -- ----------- ---- ------------ -- -------------- -- ------------- -- --------------

Balance - December 31, 2004        59,585,882          595,858       5,859,180                -         (471,990)     (8,100,975)                  -     (2,117,927)
  Shares issued for cash            7,832,500           78,326      2,962,664                -                -               -                   -      3,040,990
  Shares issued for debt            2,581,618           25,816      1,161,728                -                -               -                   -      1,187,544
  Warrants issued for debt                  -                -                         879,675                -               -                   -        879,675
  Foreign exchange loss                     -                -              -                -          155,343               -                   -        155,343
  Net loss                                  -                -              -                -                -      (3,179,542)             (5,838)    (3,185,380)
  Dividend in kind (Note 5)                 -                -              -                -          316,647        (301,728)                  -         14,919
                                 ------------ --- ----------- --- ------------- -- ----------- ---- ------------ -- -------------- -- ------------- -- --------------
                                 ------------ --- ----------- --- ------------- -- ----------- ---- ------------ -- -------------- -- ------------- -- --------------
                                   70,000,000          700,000      9,983,572          879,675                -     (11,582,245)             (5,838)       (24,836)
Balance - December 31, 2005
    Net loss                                -                -              -                -                -                                (366)          (366)
                                 ------------ --- ----------- --- ------------- -- ----------- ---- ------------ -- -------------- -- ------------- -- --------------
Balance - March  31, 2006          70,000,000 $        700,000$     9,983,572   $      879,675 $              -  $  (11,582,245)   $         (6,204)$      (25,202)
-------------------------------- ------------ --- ----------- --- ------------- -- ----------- ---- ------------ -- -------------- -- ------------- -- --------------

                                            - See Accompanying Notes -

OPENLIMIT, INC.                                                                                             Statement 3
(A Development Stage Company)
Interim Statements of Operations
US Funds
Unaudited

                                                                Cumulative From
                                                                        Date of
                                                                 Reorganization          For Three
                                                                   September 1,       Months Ended          For Three
                                                                        2005 to          March 31,       Months Ended
                                                                 March 31, 2006               2006     March 31, 2005
------------------------------------------------------------- -------------------- ------------------ ------------------
                                                              -------------------- ------------------ ------------------

General and Administrative Expenses

    Listing and filing fees                                    $             125          $      125    $         1,041
    Consultants and salaries                                                   -                   -              5,251
    Professional fees                                                     37,045              16,603            (4,840)
                                                              -------------------- ------------------ ------------------
                                                              -------------------- ------------------ ------------------
Loss Before Other Items                                                 (37,170)            (16,728)             (1,452)
    Gain on forgiveness of debt (Note 3)                                  30,980              16,362                  -
    Foreign exchange gain (loss)                                            (14)                   -                  -
                                                              -------------------- ------------------ ------------------
                                                              -------------------- ------------------ ------------------
Loss Before Discontinued Operations                                      (6,204)               (366)            (1,452)
    Net loss from discontinued operations                                      -                   -          (542,139)
                                                              -------------------- ------------------ ------------------

Net Loss For The Period                                         $        (6,204)           $   (366)        $ (543,591)
------------------------------------------------------------- -------------------- ------------------ ------------------

------------------------------------------------------------- -------------------- ------------------ ------------------
                                                                                       $      (0.00)          $  (0.00)
Loss per Share Before Discontinued Operations - Basic and
    Diluted
------------------------------------------------------------- -------------------- ------------------ ------------------
------------------------------------------------------------- -------------------- ------------------ ------------------
                                                                                       $      (0.00)          $  (0.01)
Loss per Share From Discontinued Operations - Basic and
    Diluted
------------------------------------------------------------- -------------------- ------------------ ------------------
------------------------------------------------------------- -------------------- ------------------ ------------------

Net Loss per Share - Basic and Diluted                                               $        (0.00)          $  (0.01)
------------------------------------------------------------- -------------------- ------------------ ------------------
------------------------------------------------------------- -------------------- ------------------ ------------------

Weighted Average Shares Outstanding                                                       70,000,000         60,403,660
------------------------------------------------------------- -------------------- ------------------ ------------------

                                            - See Accompanying Notes -

 OPENLIMIT, INC.                                                                                           Statement 4
(A Development Stage Company)
Interim Statements of Cash Flows
US Funds
Unaudited

                                                                  Cumulative From
                                                                          Date of      For the Three       For the Three
                                                                   Reorganization       Months Ended        Months Ended
                                                                September 1, 2005          March 31,           March 31,
                                                                to March 31, 2006               2006                2005
-------------------------------------------------------------- -------------------- ------------------ -------------------
-------------------------------------------------------------- --- ---------------- -- --------------- --- ---------------
Operating
    Loss for the period                                        $           (6,204)  $            (366) $         (543,591)
    Changes in non-cash working capital items:
         Accounts payable and accrued liabilities                           5,649                (366)            (84,154)
                                                               --- ---------------- -- --------------- --- ---------------
   Net cash used in continuing operations                                    (555)                  -            (627,745)
   Net cash used by discontinued operations                                     -                   -            (600,245)
                                                               --- ---------------- -- --------------- --- ---------------
                                                               --- ---------------- -- --------------- --- ---------------
                                                                             (555)                  -          (1,227,990)
                                                               --- ---------------- -- --------------- --- ---------------
                                                               --- ---------------- -- --------------- --- ---------------
Financing
    Share issuances                                                             -                   -           1,227,990
                                                               --- ---------------- -- --------------- --- ---------------
                                                               --- ---------------- -- --------------- --- ---------------

                                                               --- ---------------- -- --------------- --- ---------------

Net Decrease in Cash and Cash Equivalents                                    (555)                  -                   -
    Cash and cash equivalents, beginning of period                            555                   -                   -
                                                               --- ---------------- -- --------------- --- ---------------
Cash and Cash Equivalents, End of Period                       $                -   $               -  $                -
-------------------------------------------------------------- --- ---------------- -- --------------- --- ---------------

— See Accompanying Notes —

OPENLIMIT, INC.

(A Development Stage Company)

Notes to the Interim Financial Statements

March 31, 2006

US FundsUnaudited

1. Organization and Going Concern

OpenLimit, Inc. (“the Company”) was incorporated on September 12, 1989, under the laws of the State of Florida. The Company was incorporated under the name of Thor Ventures Corp. On November 26, 2002, the Company changed its name to Jure Holdings, Inc., and on April 25, 2003, the Company changed its name to OpenLimit, Inc.

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

         Going Concern and Liquidity Considerations

The accompanying interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at March 31, 2006, the Company has a loss from operations, an accumulated deficit of $11,588,449 and a working capital deficiency of $25,202. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

OPENLIMIT, INC.

(A Development Stage Company)

Notes to the Interim Financial Statements

March 31, 2006

US FundsUnaudited

1. Organization and Going Concern — Continued

Going Concern and Liquidity Considerations - Continued
Thereafter, the Company will be required to seek additional funds, either through debt and/or equity financing, to finance its long-term operations. The successful outcome of future activities cannot be determined at this time, and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Significant Accounting Policies

These interim financial statements follow the same accounting policies and methods of their application as the most recent annual financial statements, except as noted below. These interim financial statements should be read in conjunction with the audited financial statements of the Company as at December 31, 2005.

Stock-Based Compensation
Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). Before January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complied with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”. The Company adopted FAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

OPENLIMIT, INC.

(A Development Stage Company)

Notes to the Interim Financial Statements

March 31, 2006

US FundsUnaudited

2. Significant Accounting Policies — Continued

Recently Issued Accounting Pronouncements
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

OPENLIMIT, INC.

(A Development Stage Company)

Notes to the Interim Financial Statements

March 31, 2006

US FundsUnaudited

2. Significant Accounting Policies — Continued

Recently Issued Accounting Pronouncements - Continued
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

OPENLIMIT, INC.

(A Development Stage Company)

Notes to the Interim Financial Statements

March 31, 2006

US FundsUnaudited

3. Related Party Balances and Transactions

During the period from January 1, 2006 to March 31, 2006, OpenLimit AG paid for certain expenses on behalf of the Company. This receivable in the amount of $16,362 was forgiven by OpenLimit AG and is reflected in these interim financial statements as a gain on forgiveness of debt.

        Included in net loss from discontinued operations are the following consulting and salaries:

o        $Nil (March 31, 2005 - $117,635) paid to directors and companies controlled by directors

o        $Nil (March 31, 2005 - $43,664) paid to officers or former officers of the Company
The above transactions, occurring in the normal course of operations, are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

4.	Share Capital

a)

In 2003, the Company established a Compensation Benefit Plan. Under the plan, the Company may issue stock or grant stock purchase options to its employees, consultants or advisors. The maximum number of shares that can be issued under this plan is 5,000,000. As at March 31, 2006, there are 2,732,376 shares available for issuance under this plan. All shares issued under this plan are being recorded at their fair market value. No shares were issued under this plan during the current period.

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

OPENLIMIT, INC.

(A Development Stage Company)

Notes to the Interim Financial Statements

March 31, 2006

US FundsUnaudited

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

                Risk-free interest rate                                                           3.73%
                Expected dividend yield                                                               -
                Expected stock price volatility                                                     53%
                Expected life of warrants in year                                                     2
(i)	All share-purchase warrants have been cancelled effective September 2, 2005. As of March 31, 2006 and December 31, 2005, the Company did not have any share-purchase warrants or options outstanding.

5. Discontinued Operations

On July 15, 2005, the Company sold for 1.00 Swiss Franc (CHF), to an unrelated party, two wholly owned subsidiaries of OpenLimit AG: OPENLiMiT Access Marketing AG, headquartered in Baar, Switzerland, and OPENLiMiT Access Marketing AG, headquartered in Berlin, Germany. The decision to sell these subsidiaries was based on management’s intent to focus resources on product development and the Original Equipment Manufacturer sales marketing strategy. The loss on sale of these subsidiaries has been included in the loss from discontinued operations.

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

OPENLIMIT, INC.

(A Development Stage Company)

Notes to the Interim Financial Statements

March 31, 2006

US FundsUnaudited

         6. Income Taxes

The Company has accumulated net operating losses for U.S. federal income tax purposes of approximately $942,384, which may be carried forward and used to reduce taxable income of future years.

        Details of future income tax assets are as follows:

                                                                                March 31,             December 31,
    Future income tax assets:                                                        2006                     2005
                                                                     --- ------------------- ---- -------------------
                                                                     --- ------------------- ---- -------------------
         Non-capital tax loss                                        $            320,000      $           320,000
         Valuation allowance                                                     (320,000)                (320,000)
                                                                     --- ------------------- ---- -------------------
                                                                     --- ------------------- ---- -------------------
                                                                     $                  -      $                 -
                                                                     --- ------------------- ---- -------------------
The potential future tax benefits of these losses have not been recognized in these interim financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

7. Comparative Figures

        Certain of the comparative figures have been reclassified to conform with the current year’s presentation.

ITEM 2.           MANAGEMENT'S PLAN OF OPERATIONS

This Management’s Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition”. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended March 31, 2006. Our fiscal year end is December 31.

General

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

Results of Operations

During the period ended March 31, 2006, our operations were limited to satisfying continuous public disclosure requirements and seeking to identify prospective business opportunities. We did not receive any revenues from our continuing operations. Due to the nature of the Company’s search for a suitable business opportunity, we cannot determine whether we will ever generate revenues from operations.

Net Loss

For the three month period ended March 31, 2006, the Company recorded a net loss of $366 which is primarily attributable to general and administrative expenses which include professional fees. The Company did not generate any revenues during the period.

For the current fiscal year, we anticipate that we will continue incurring a loss as a result of administration expenses, accounting costs, and expenses associated with maintaining its disclosure obligations under the Exchange Act of 1934, as amended (“Exchange Act”).

Capital Resources and Liquidity

The Company had no current or total assets as of March 31, 2006. Net stockholders’ deficiency in the Company was $25,202 at March 31, 2006. The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity.

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

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in sections titled “Plan of Operation”, with the exception of historical facts, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward looking statements include, but are not limited to, statements concerning:

o        our anticipated financial performance and business plan;
o        the sufficiency of existing capital resources;
o        our ability to raise additional capital to fund cash requirements for future operations;
o        uncertainties related to the Company's future business prospects;
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

Risk Factors

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

Critical Accounting Policies

In Note 2 to the unaudited interim financial statements for the periods ended March 31, 2006 and 2005, included in this Form 10-QSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and/or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from prospective business opportunities; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3.           CONTROLS AND PROCEDURES

    a)        Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended March 31, 2006 and 2005.

(b)     Changes in internal controls over financial reporting.

During the quarter ended March 31, 2006, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

 ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 23 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 12th day of May, 2006.

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