Form 10QSB
period 2006-06-30
OPENLIMIT INC
filed 2006-08-14
CIK 1060409

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006.

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

Yes     X              No

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of August 11, 2006, was 70,000,000.

TABLE OF CONTENTS

Page

PART I.
ITEM 1. FINANCIAL STATEMENTS	3
Unaudited Interim Balance Sheets as of June 30, 2006 and December 31, 2005	4
Unaudited Interim Statements of Changes in Shareholders' Equity (Deficiency) for the period from inception to June 30, 2006	5
Unaudited Interim Statements of Operations for the three and six months ended June 30, 2006 and 2005 and the period from the date of reorganization ( September 1, 2005) to June 30, 2006	7
Unaudited Interim Statements of Cash Flows for the six months ended June 30, 2006 and 2005 and the period from the date of reorganization (September 1, 2005) to June 30, 2006	8
Notes to Unaudited Interim Financial Statements	9

ITEM 2. MANAGEMENT'S PLAN OF OPERATION	15
ITEM 3. CONTROLS AND PROCEDURES	19
PART II.
ITEM 1. LEGAL PROCEEDINGS	19
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES	19
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	19
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	19
ITEM 5. OTHER INFORMATION	19
ITEM 6. EXHIBITS	19
SIGNATURES	20
INDEX TO EXHIBITS	21

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

OPENLIMIT, INC.                                                                                             Statement 1
(A Development Stage Company)
Interim Balance Sheets
US Funds

                                                                                 Unaudited                   Audited
                                                                                  June 30,              December 31,
                                                                                      2006                      2005
--------------------------------------------------------------------- -- --------------------- --- ---------------------
--------------------------------------------------------------------- -- --------------------- --- ---------------------
                                                                      $                  -      $                  -
TOTAL ASSETS
--------------------------------------------------------------------- -- --------------------- --- ---------------------
--------------------------------------------------------------------- -- --------------------- --- ---------------------

LIABILITIES
--------------------------------------------------------------------- -- --------------------- --- ---------------------
Current
   Accrued liabilities                                                $              2,188     $              24,836
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
--------------------------------------------------------------------- -- --------------------- --- ---------------------
Capital Stock
    Preferred stock
              Authorized: 500,000 with $0.01 par value
                    Issued and outstanding: nil
    Common stock
      Authorized:  200,000,000 with $0.01 par value
      Issued and outstanding:  70,000,000 (June 30, 2006  and
         December 31, 2005)  - Statement 2                                         700,000                   700,000
      Additional paid-in capital - Statement 2                                   9,983,572                 9,983,572
Contributed Surplus - Statement 2 (Note 4b)                                        879,675                   879,675
Retained Earnings (Deficit) Accumulated During The Development Stage
       - Before date of reorganization - Statement 2 (Note 1)                  (11,582,245)              (11,582,245)
       - After date of reorganization - Statement 2 (Note 1)                        16,810                    (5,838)
                                                                      -- --------------------- --- ---------------------
                                                                      -- --------------------- --- ---------------------
                                                                                    (2,188)                  (24,836)
                                                                      -- --------------------- --- ---------------------
                                                                      -- --------------------- --- ---------------------
                                                                      $                  -     $                   -
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

                                                      - See Accompanying Notes -

OPENLIMIT, INC.                                                                                                                                         Statement 2
(A Development Stage Company)
Interim Statements of Changes in Shareholders' Equity (Deficiency)
US Funds
(Unaudited)

                                        Common Stock               Additional     Contributed      Accumulated            Deficit         Retained      Total
                                                                                                                                          Earnings
                                                                                                                                         (Deficit)
                                                                                                                      Accumulated      Accumulated
                                                                                                                       During the       During the
                                                                                                                      Development      Development
                                                                                                                   Stage - Before     Stage - From
                                                                                                                          Date of          Date of
                                                                                                                   Reorganization   Reorganization
                                                                                                 Comprehensive       on September     on September      Equity
                                      Shares         Amounts  Paid-in Capital         Surplus             Loss            1, 2005          1, 2005      (Deficiency)
-------------------------------- ---------------------------- ----------------- --------------- ----------------- ----------------- ---------------- -- -------------
-------------------------------- ------------- -- ----------- --- ------------- -- ------------ --- ------------- -- -------------- -- ------------- -- -------------
                                        1,000  $            10$        72,143   $          -    $            -    $            -    $              - $       72,153
  Shares for cash at CHF 100
   per share - June 15, 2001
  Net income                                -                -              -              -                 -                 -                   -              -
                                 ------------- -- ----------- --- ------------- -- ------------ --- ------------- -- -------------- -- ------------- -- -------------
                                 ------------- -- ----------- --- ------------- -- ------------ --- ------------- -- -------------- -- ------------- -- -------------

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
                                 ------------- -- ----------- --- ------------- -- ------------ --- ------------- -- -------------- -- ------------- -- -------------
                                 ------------- -- ----------- --- ------------- -- ------------ --- ------------- -- -------------- -- ------------- -- -------------
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
                                 ------------- -- ----------- --- ------------- -- ------------ --- ------------- -- -------------- -- ------------- -- -------------
                                 ------------- -- ----------- --- ------------- -- ------------ --- ------------- -- -------------- -- ------------- -- -------------

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
                                 ------------- -- ----------- --- ------------- -- ------------ --- ------------- -- -------------- -- ------------- -- -------------
                                 ------------- -- ----------- --- ------------- -- ------------ --- ------------- -- -------------- -- ------------- -- -------------

Balance - December 31, 2003        54,442,511  $       544,425$     2,647,339   $          -    $     (271,624)   $   (3,685,264)   $              - $     (765,124)
-------------------------------- ------------- -- ----------- --- ------------- -- ------------ --- ------------- -- -------------- -- ------------- -- -------------

                                                      - See Accompanying Notes -

OPENLIMIT, INC.                                                                                                                             Statement 2 (continued)
(A Development Stage Company)
Interim Statements of Changes in Shareholders' Equity (Deficiency)
US Funds
(Unaudited)

                                                                                                                                         Retained
                                                                                                                                         Earnings
                                                                                                                         Deficit        (Deficit)
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
                                                                   Additional    Contributed    Comprehensive       on September     on September      Total Equity
                                      Shares         Amounts  Paid-in Capital        Surplus             Loss            1, 2005          1, 2005      (Deficiency)
-------------------------------- ---------------------------- ----------------- -------------- ----------------- ----------------- ---------------- -- --------------
-------------------------------- ------------ --- ----------- --- ------------- -- ----------- ---- ------------ -- -------------- -- ------------- -- --------------
                                   54,442,511 $        544,425$     2,647,339   $            - $       (271,624) $   (3,685,264)   $              - $     (765,124)
Balance - December 31, 2003
  Shares issued for debt            3,611,747           36,117      2,181,603                -                -               -                   -      2,217,720
  Shares issued for consulting      1,231,624           12,316        868,238                -                -               -                   -        880,554
  Shares issued for cash              300,000            3,000        162,000                -                -               -                   -        165,000
  Foreign exchange loss                     -                -              -                -         (200,366)              -                   -       (200,366)
  Net loss                                  -                -              -                -                -      (4,415,711)                  -     (4,415,711)
                                 ------------ --- ----------- --- ------------- -- ----------- ---- ------------ -- -------------- -- ------------- -- --------------
                                 ------------ --- ----------- --- ------------- -- ----------- ---- ------------ -- -------------- -- ------------- -- --------------

Balance - December 31, 2004        59,585,882          595,858      5,859,180                -         (471,990)     (8,100,975)                  -     (2,117,927)
  Shares issued for cash            7,832,500           78,326      2,962,664                -                -               -                   -      3,040,990
  Shares issued for debt            2,581,618           25,816      1,161,728                -                -               -                   -      1,187,544
  Warrants issued for debt                  -                -                         879,675                -               -                   -        879,675
  Foreign exchange loss                     -                -              -                -          155,343               -                   -        155,343
  Net loss                                  -                -              -                -                -      (3,179,542)             (5,838)    (3,185,380)
  Dividend in kind (Note 5)                 -                -              -                -          316,647        (301,728)                  -         14,919
                                 ------------ --- ----------- --- ------------- -- ----------- ---- ------------ -- -------------- -- ------------- -- --------------
                                 ------------ --- ----------- --- ------------- -- ----------- ---- ------------ -- -------------- -- ------------- -- --------------
                                   70,000,000 $        700,000$     9,983,572   $      879,675 $              -  $  (11,582,245)   $         (5,838)$      (24,836)
Balance - December 31, 2005
    Net income (loss)                       -                -              -                -                -               -              22,648         22,648
                                 ------------ --- ----------- --- ------------- -- ----------- ---- ------------ -- -------------- -- ------------- -- --------------
Balance - June 30, 2006            70,000,000 $        700,000$     9,983,572   $      879,675 $              -  $  (11,582,245)   $         16,810 $       (2,188)
-------------------------------- ------------ --- ----------- --- ------------- -- ----------- ---- ------------ -- -------------- -- ------------- -- --------------

                                                      - See Accompanying Notes -

OPENLIMIT, INC.                                                                                                    Statement 3
(A Development Stage Company)
Interim Statements of Operations
US Funds
(Unaudited)

                                             Cumulative From                s                 s                s               x
                                                     Date of                d                 d                d               d
                                              Reorganization For Three Month,  For Six   Month, For Three Month,         For Si,
                                           September 1, 2005            Ende6             Ende6            Ende5    Months Ende5
                                                          to         June 30           June 30          June 30         June 30
                                               June 30, 2006             200               200              200             200
--------------------------------------- ------------------- ---------------- ----------------- ---------------- ---------------
                                        ------------------- ---------------- ----------------- ---------------- ---------------

General and Administrative Expenses
    Listing and filing fees                $             282 $            157     $         282   $        3,769    $      4,810
    Consultants and salaries                               -                -                 -                -           5,251
    Professional fees                                 40,524            3,479            20,082           48,545          43,705
                                        ------------------- ---------------- ----------------- ---------------- ---------------
                                        ------------------- ---------------- ----------------- ---------------- ---------------
Loss Before Other Items                             (40,806)          (3,636)          (20,364)         (52,314)        (53,766)
  Gain on forgiveness of debt (Note 3)                57,630           26,650            43,012                -               -
  Foreign exchange gain / (loss)                        (14)                -                 -                -               -
                                        ------------------- ---------------- ----------------- ---------------- ---------------
                                        ------------------- ---------------- ----------------- ---------------- ---------------
Income (Loss) Before   Discontinued                   16,810           23,014            22,648         (52,314)        (53,766)
Items
  Net loss from discontinued                               -                -                 -      (1,506,214)     (2,048,353)
  operations
                                        ------------------- ---------------- ----------------- ---------------- ---------------

Net Income (Loss) for the Period              $       16,810   $       23,014         $  22,648     $ (1,558,528)    $(2,102,119)
--------------------------------------- ------------------- ---------------- ----------------- ---------------- ---------------

--------------------------------------- ------------------- ---------------- ----------------- ---------------- ---------------
Income (Loss) per Share Before
    Discontinued Operations -
    Basic and Diluted                                       $            0.00          $   0.00   $       (0.00)        $ (0.00)
--------------------------------------- ------------------- ---------------- ----------------- ---------------- ---------------
--------------------------------------- ------------------- ---------------- ----------------- ---------------- ---------------
Income (Loss) per Share From                                $            0.00          $   0.00   $       (0.02)$         (0.03)
    Discontinued Operations -
    Basic and Diluted
--------------------------------------- ------------------- ---------------- ----------------- ---------------- ---------------
--------------------------------------- ------------------- ---------------- ----------------- ---------------- ---------------
Net Income (Loss) per Share - Basic
  and Diluted                                               $            0.00          $   0.00   $       (0.02)       $   (0.03)
--------------------------------------- ------------------- ---------------- ----------------- ---------------- ---------------
--------------------------------------- ------------------- ---------------- ----------------- ---------------- ---------------
Weighted Average Shares Outstanding -
  Basic and Diluted                                                70,000,000        70,000,000       67,796,823       64,099,594
--------------------------------------- ------------------- ---------------- ----------------- ---------------- ---------------

- See Accompanying Notes -

OPENLIMIT, INC.                                                                                            Statement 4
(A Development Stage Company)
Interim Statements of Cash Flows
US Funds
(Unaudited)

                                                                  Cumulative From
                                                                          Date of        For the Six         For the Six
                                                                   Reorganization       Months Ended        Months Ended
                                                                September 1, 2005           June 30,            June 30,
                                                                 to June 30, 2006               2006                2005
-------------------------------------------------------------- -------------------- ------------------ -------------------
-------------------------------------------------------------- --- ---------------- -- --------------- --- ---------------
Operating
    Income (Loss) for the period                               $           16,810   $          22,648  $       (2,102,119)
    Changes in non-cash working capital items:
         Accounts payable and accrued liabilities                         (17,365)            (22,648)            (84,722)
                                                               --- ---------------- -- --------------- --- ---------------
   Net cash used in continuing operations                                    (555)                  -          (2,186,841)
   Net cash used by discontinued operations                                     -                   -          (2,891,368)
                                                               --- ---------------- -- --------------- --- ---------------
                                                               --- ---------------- -- --------------- --- ---------------
                                                                             (555)                  -          (5,078,209)
                                                               --- ---------------- -- --------------- --- ---------------
                                                               --- ---------------- -- --------------- --- ---------------
Financing
    Share issuances                                                             -                   -           5,108,209
                                                               --- ---------------- -- --------------- --- ---------------
                                                               --- ---------------- -- --------------- --- ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                         (555)                  -              30,000
     Cash and cash equivalents, beginning of period                           555                   -                   -
                                                               --- ---------------- -- --------------- --- ---------------
     Cash and Cash Equivalents, End of Period                  $                -   $               -  $           30,000
-------------------------------------------------------------- --- ---------------- -- --------------- --- ---------------

---------------------------------------------------------------- -- --------------- --- --------------- -- ----------------
Schedule of Non-Cash Investing and Financing Transactions in
     Discontinued Operations
    Due to related party settled by issuance of shares and
     warrants                                                    $               -  $                -  $       1,032,647
    Shares issued for debt                                       $               -  $                -  $       1,187,544
    Warrants issued for debt                                     $               -  $                -  $         879,675
---------------------------------------------------------------- -- --------------- --- --------------- -- ----------------

                                                       - See Accompanying Notes

OPENLIMIT, INC.

(A Development Stage Company)

Notes to the Interim Financial Statements

June 30, 2006 and 2005

US Funds

(Unaudited)

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

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at June 30, 2006, the Company has an accumulated deficit of $11,565,435 and a working capital deficiency of $2,188. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

OPENLIMIT, INC.

(A Development Stage Company)

Notes to the Interim Financial Statements

June 30, 2006 and 2005

US Funds

(Unaudited)

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

June 30, 2006 and 2005

US Funds

(Unaudited)

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

June 30, 2006 and 2005

US Funds

(Unaudited)

3. Related Party Balances and Transactions

During the period from January 1, 2006 to June 30, 2006, OpenLimit AG paid for certain expenses and liabilities on behalf of the Company. This receivable in the amount of $43,012 was forgiven by OpenLimit AG and is reflected in these financial statements as a gain on forgiveness of debt.

                                        Included in net loss from discontinued operations are the following consulting and salaries:

                                        o      $Nil (June 30, 2005 — $225,548) paid to directors and companies controlled by directors

                                        o      $Nil (June 30, 2005 — $85,602) paid to officers or former officers of the Company

The above transactions, occurring in the normal course of operations, are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

4.	Share Capital

a)

In 2003, the Company established a Compensation Benefit Plan. Under the plan, the Company may issue stock or grant stock purchase options to its employees, consultants or advisors. The maximum number of shares that can be issued under this plan is 5,000,000. As at June 30, 2006 there are 2,732,376 shares available for issuance under this plan. All shares issued under this plan are being recorded at their fair market value. No shares were issued under this plan during the current year.

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

June 30, 2006 and 2005

US Funds

(Unaudited)

4. Share Capital – Continued

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

All share-purchase warrants have been cancelled effective September 2, 2005. As of June 30, 2006 and December 31, 2005, the Company did not have any share-purchase warrants or options outstanding.

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

OPENLIMIT, INC.

(A Development Stage Company)

Notes to the Interim Financial Statements

June 30, 2006 and 2005

US Funds

(Unaudited)

6. Income Taxes

The Company has accumulated net operating losses for U.S. federal income tax purposes of approximately $919,370, which may be carried forward and used to reduce taxable income of future years.

        Details of future income tax assets are as follows:

Future income tax assets:	June 30, 2006	December 31, 2005
Non-capital tax loss	$313,000	$320,000
Valuation allowance	(313,000)	(320,000)
	$-	$-

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

7. Comparative Figures

        Certain of the comparative figures have been reclassified to conform with the current period’s presentation.

ITEM 2.           MANAGEMENT'S PLAN OF OPERATIONS

This Management’s Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition”. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended June 30, 2006. Our fiscal year end is December 31.

General

The Company’s plan of operation for the coming year is to identify and acquire a favorable business opportunity. The Company does not plan to limit our options to any particular industry, but will evaluate each opportunity on its merits.

The Company has not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing.

Results of Operations

During the period ended June 30, 2006, our operations were limited to satisfying continuous public disclosure requirements and seeking to identify prospective business opportunities. We did not receive any revenues from our continuing operations. Due to the nature of the Company’s search for a suitable business opportunity, we cannot determine whether we will ever generate revenues from operations.

Net Income

For the three month period ended June 30, 2006, the Company recorded a net income of $23,014 which is primarily attributable to a gain on a forgiveness of debt from our former parent company, Open Limit Holding AG, a company with directors and officers in common.

        The Company did not generate any revenues during the period.

For the current fiscal year, we anticipate that we may incur a loss as a result of administration expenses, accounting costs, and expenses associated with maintaining our disclosure obligations under the Exchange Act of 1934, as amended (“Exchange Act”).

Capital Resources and Liquidity

The Company had no current or total assets as of June 30, 2006. Net stockholders’ deficiency in the Company was $2,188 at June 30, 2006. The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity.

The Company’s current assets are insufficient to conduct our plan of operation over the next twelve (12) months and we will have to seek debt or equity financing to fund minimum operations. The Company has no current commitments or arrangements with respect to funding or immediate sources of funding; thus, no assurances can be given that funding will be available. Further, if funds are made available, they may not be made available on acceptable terms. The Company’s shareholders would be the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain funding would have a material adverse affect on our plan of operation.

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

Since our inception in 1989, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit before the date of reorganization of $11,582,245. We will likely incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission (“Commission”). Our only expectation of future profitability is dependent upon our ability to acquire a revenue producing business opportunity, which acquisition can in no way be assured. Therefore, we may never be able to achieve profitability.

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

Critical Accounting Policies

In Note 2 to the unaudited interim financial statements for the periods ended June 30, 2006 and 2005, included in this Form 10-QSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and our financial position. The Company believes that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires Company management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates estimates. The Company bases estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Income Tax Expense (Benefit)

The Company has an income tax benefit resulting from net operating losses to offset future operating profit. The Company has not recorded this benefit in the financial statements as it does not meet the accounting criteria to do so.

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and/or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from prospective business opportunities; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that the Company will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3.           CONTROLS AND PROCEDURES

    a)        Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended June 30, 2006 and 2005.

(b)     Changes in internal controls over financial reporting.

During the quarter ended June 30, 2006, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 11th day of August, 2006.

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