Form 10QSB
period 2006-09-30
OPENLIMIT INC
filed 2006-11-20
CIK 1060409

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006.

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

Yes     X              No

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of November 17, 2006, was 70,000,000.

TABLE OF CONTENTS

Page

PART I.
ITEM 1. FINANCIAL STATEMENTS	3
Unaudited Interim Balance Sheets as of September 30, 2006 and December 31, 2005	4
Unaudited Interim Condensed Statements of Operations for the three and nine months ended September 30, 2006 and 2005 and the period from the date of reorganization ( September 1, 2005) to September 30, 2006	5
Unaudited Interim Condensed Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 and the period from the date of reorganization (September 1, 2005) to September 30, 2006	6
Notes to Unaudited Interim Financial Statements	7

ITEM 2. MANAGEMENT'S PLAN OF OPERATION	8
ITEM 3. CONTROLS AND PROCEDURES	12
PART II.
ITEM 1. LEGAL PROCEEDINGS	12
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES	12
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	12
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	12
ITEM 5. OTHER INFORMATION	12
ITEM 6. EXHIBITS	12
SIGNATURES	13
INDEX TO EXHIBITS	14

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

                                                  OPENLIMIT, INC.
                                           (A Development Stage Company)
                                                   BALANCE SHEETS

                                                                             September 30,          December 31,
                                                                                  2006                  2005
                               ASSETS                                         (Unaudited)             (Audited)
                                                                           -------------------    ------------------

       Total assets                                                    $                    -                     -
                                                                           ===================    ==================

                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accrued liabilities                                                  $              12,425                24,836
                                                                           -------------------    ------------------

Commitments

Stockholders' deficit:
   Preferred stock, $.01 par value, 500,000 shares
      authorized, no shares issued and outstanding                                          -                     -
   Common stock, $.01 par value, 200,000,000 shares
      authorized, 70,000,000 shares issued and outstanding                            700,000               700,000
   Additional paid-in capital                                                      10,863,247            10,863,247
   Deficit accumulated during the development stage                              (11,575,672)          (11,588,083)
                                                                           -------------------    ------------------

      Total stockholders' deficit                                                    (12,425)              (24,836)
                                                                           -------------------    ------------------

       Total liabilities and stockholders' deficit                      $                   -                     -
                                                                           ===================    ==================

                                                      - See Accompanying Notes -

                                                                     OPENLIMIT, INC.
                                                              (A Development Stage Company)
                                                       UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                                                                                          Cumulative
                                                                                                                                         Amounts from
                                                              Three Months Ended                     Nine Months Ended                September 1, 2005
                                                                September 30,                          September 30,                       through
                                                      -----------------------------------    -----------------------------------
                                                           2006               2005                2006                2005            September 30, 2006
                                                      ---------------    ----------------    ----------------    ---------------    -----------------------

Revenue                                           $                -                   -                   -                  -                          -

General and administrative costs                            (10,237)            (14,824)            (30,601)           (74,590)                   (51,057)
Gain on forgiveness of debt                                        -                   -              43,012                                        57,630
                                                      ---------------    ----------------    ----------------    ---------------    -----------------------

     Income (loss) before income taxes                      (10,237)            (14,824)              12,411           (74,590)                      6,573

Provision for income taxes                                         -                   -                   -                  -                          -
                                                      ---------------    ----------------    ----------------    ---------------    -----------------------

     Net income (loss) before
      discontinued operations                               (10,237)            (14,824)              12,411           (74,590)                      6,573

Loss from discontinued operations                                  -           (413,757)                   -        (2,462,110)                          -
                                                      ---------------    ----------------    ----------------    ---------------    -----------------------

     Net income (loss)                            $         (10,237)           (428,581)              12,411        (2,536,700)                      6,573
                                                      ===============    ================    ================    ===============    =======================

Income (loss) per common share before
  discontinued operations - basic and diluted     $           (0.00)              (0.00)                0.00             (0.00)
                                                      ===============    ================    ================    ===============

Income (loss) per common share from
  discontinued operations - basic and diluted     $                -              (0.01)                   -             (0.04)
                                                      ===============    ================    ================    ===============

Income (loss) per common share -
  basic and diluted                               $           (0.00)              (0.01)                0.00             (0.04)
                                                      ===============    ================    ================    ===============

Weighted average common shares -
   basic and diluted                                      70,000,000          70,000,000          70,000,000         66,068,713
                                                      ===============    ================    ================    ===============

                                                      - See Accompanying Notes -

                                                  OPENLIMIT, INC.
                                           (A Development Stage Company)
                                   UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                    Cumulative
                                                                                                   Amounts from
                                                                 Nine Months Ended               September 1, 2005
                                                                   September 30,                      through
                                                         -----------------------------------
                                                              2006               2005           September 30, 2006
                                                         ---------------    ----------------    --------------------
Cash flows from operating activities:
Net income (loss)                                    $           12,411            (74,590)                   6,573
   Adjustments to reconcile net income (loss) to
net
     cash used in operating activities:
       Gain on forgiveness of debt                             (43,012)                   -                (43,012)
       Increase in prepaid expenses                                   -               (462)                       -
       Increase (decrease) in accounts payable
        and accrued liabilities                                  30,601            (93,424)                  35,884
       Net cash used in discontinued operations                       -         (2,875,733)                       -
                                                         ---------------    ----------------    --------------------

         Net cash used in operating activities                        -         (3,044,209)                   (555)
                                                         ---------------    ----------------    --------------------

Cash flows from investing activities:                                 -                   -                       -
                                                         ---------------    ----------------    --------------------

Cash flows from financing activities:
Issuance of common stock                                              -           3,040,990                       -
                                                         ---------------    ----------------    --------------------

         Net cash provided by financing activities                    -           3,040,990                       -
                                                         ---------------    ----------------    --------------------

Change in accumulated other comprehensive income                      -               3,219                       -
                                                         ---------------    ----------------    --------------------

 Net increase (decrease) in cash                                      -                   -                   (555)

Cash, beginning of period                                             -                   -                     555
                                                         ---------------    ----------------    --------------------

Cash, end of period                                  $                -                   -                       -
                                                         ===============    ================    ====================

Schedule of non-cash transactions:
Due to related party settled by issuance of
warrants                                                              -           1,032,647                       -
Shares issued for debt                                                -           2,067,219                       -
Warrants issued for debt                                              -             879,675                       -
Dividend in kind-spin-off of OpenLimit Holding AG                     -             458,458                       -

                                                      - See Accompanying Notes -

OPENLIMIT, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2006

Note 1 — Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2006.

Note 2 – Additional Footnotes Included By Reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 3 — Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at September 30, 2006, the Company has an accumulated deficit and a working capital deficiency. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Note 4 – Related Party Balances and Transactions

During the nine months ended September 30, 2006, OpenLimit AG paid for certain expenses and liabilities on behalf of the Company. This receivable in the amount of $43,012 was forgiven by OpenLimit AG and is reflected in these financial statements as a gain on forgiveness of debt.

ITEM 2.            MANAGEMENT'S PLAN OF OPERATIONS

This Management’s Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended September 30, 2006. Our fiscal year end is December 31.

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

Results of Operations

During the period ended September 30, 2006, our operations were limited to satisfying continuous public disclosure requirements and seeking to identify prospective business opportunities. We did not receive any revenues from our continuing operations. Due to the nature of the Company’s search for a suitable business opportunity, we cannot determine whether we will ever generate revenues from operations.

Net Income

For the nine month period ended September 30, 2006, the Company recorded a net income of $12,411 which is primarily attributable to a gain on a forgiveness of debt from our former subsidiary, OpenLimit Holding AG, a company with a director and officer in common. The Company did not generate any revenues during the period.

For the current fiscal year, we anticipate that we may incur a loss as a result of administration expenses, accounting costs, and expenses associated with maintaining our disclosure obligations under the Exchange Act of 1934, as amended (“Exchange Act”).

Capital Resources and Liquidity

The Company had no current or total assets as of September 30, 2006. Net stockholders’ deficiency in the Company was $12,425 at September 30, 2006. The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity.

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

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Plan of Operations, with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this Form 10-QSB because of certain exclusions under Section 27A(b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

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

We wish to caution readers that the Company’s operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled Risk Factors included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other that is required by law.

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

Since our inception in 1989, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $11,575,672. We will likely incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission (“Commission”). Our only expectation of future profitability is dependent upon our ability to acquire a revenue producing business opportunity, which acquisition can in no way be assured. Therefore, we may never be able to achieve profitability.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2008, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. The report will also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of internal controls. If we are unable to assert that our internal controls are effective as of December 31, 2008, or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

Critical Accounting Policies

In Note 2 to the audited financial statements for the periods ended December 31 2005 and 2004, included in the Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and our financial position. The Company believes that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

Income Tax Expense (Benefit)

The Company has an income tax benefit resulting from net operating losses to offset future operating profit. The Company has not recorded this benefit in the financial statements as we do not meet the accounting criteria to do so.

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and/or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of the Company’s securities; (iii) establishing revenues from prospective business opportunities; (iv) obtaining loans and grants from various financial institutions where possible. Although management believes that the Company will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3.            CONTROLS AND PROCEDURES

    a)        Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended September 30, 2006 and 2005.

(b)     Changes in internal controls over financial reporting.

During the quarter ended September 30, 2006, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 14 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 17th day of November, 2006.

OPENLiMiT, Inc.

/s/ Henry Dattler

Henry Dattler Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

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

31	Attached

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Disclosures submitted to the Commission in previous filings.