Form 10KSB
period 2006-12-31
OPENLIMIT INC
filed 2007-04-02
CIK 1060409

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X ]     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006 .

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

Yes  X                   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     X              No

The registrant's revenues for the year ended December 31, 2006 were $0.

The aggregate market value of the registrant's common stock, (the only class of voting stock), held by non-affiliates was approximately $2,396,735 based on the average closing bid and asked prices for the common stock on March 30, 2007.

On March 30, 2007 the number of shares outstanding of the registrant's common stock, $0.01 par value (the only class of voting stock), was 70,000,000.

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

On April 25, 2003, we acquired OPENLiMiT Holding AG (“OPENLiMiT AG”), a Swiss developer of digital signature and encryption software. We subsequently changed our name to OPENLiMiT, Inc., to reflect the acquisition and our new business focus. On September 1, 2005, we spun-off OPENLiMiT, AG and its subsidiaries to our shareholders, and we are now a shell company.

The Company’s principal executive offices are located at Zugerstrasse 76B, Baar Switzerland CH 6341 and its telephone number is 011 41 41 560 1023. Our registered statutory office is located at CorpDirect Agents, Inc. 103 N. Meridian Street, Lower Level,

Tallahassee, Florida, 32301.

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

Employees

The Company currently has no employees. Our executive officer devotes as much time to the affairs of the Company as he deems appropriate. Our management expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees as long as business needs are being identified and evaluated. The need for employees and their availability will be addressed in connection with a decision concerning whether or not to acquire or participate in a specific business venture.

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

Since our inception in 1989, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $11,582,538 at December 31, 2006. During fiscal 2006, we recorded a net income of $5,545, due to a gain on the forgiveness of debt. We will likely resume incurring operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission (“Commission”). Our only expectation of future profitability is dependent upon our ability to acquire a revenue producing business opportunity, which acquisition can in no way be assured. Therefore, we may never be able to achieve profitability.

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

YEAR	QUARTER ENDING	HIGH	LOW
2006	December 31	$0.06	$0.01
	September 30	$0.02	$0.01
	June 30	$0.04	$0.01
	March 31	$0.03	$0.01
2005	December 31	$0.04	$0.01
	September 30	$0.75	$0.01
	June 30	$0.86	$0.41
	March 31	$0.55	$0.38

Record Holders

As of March 30, 2007, there were approximately 65 shareholders of record holding a total of 70,000,000 shares of common stock. The members of the board of directors believe that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

ITEM 6. MANAGEMENT'S PLAN OF OPERATION

This Management’s Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below and the subsection entitled “Risk Factors” above. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our fiscal years ended December 31, 2006 and 2005.

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

Results of Operations

Beginning January 1, 2005 until August 31, 2005, we were in the business of developing, marketing, and selling electronic signature and encryption software products and software through our subsidiary, OPENLiMiT AG, which we spun-off on September 1, 2005. From September 1, 2005 until December 31, 2006, our operations were limited to satisfying continuous public disclosure requirements and seeking to identify prospective business opportunities. We did not receive any revenues from our continuing operations. Due to the nature of the Company’s search for a suitable business opportunity, we cannot determine whether we will ever generate revenues from operations.

Net Loss

For the period ended December 31, 2006, the Company recorded a net income of $5,545 due to the gain from a forgiveness of debt owed to OPENLiMiT AG. We had $37,467 in general and administrative expenses which included costs associated with disclosure filings, consultants’ fees, accounting, and professional fees. The Company did not generate any revenues for the period ended December 31, 2006.

For the current fiscal year, we anticipate that the Company will continue incurring a loss as a result of administration expenses, accounting costs, and expenses associated with maintaining its disclosure obligations under the Exchange Act of 1934, as amended (“Exchange Act”).

Capital Resources and Liquidity

The Company had current or total assets totaling $829 (prepaid expenses) as of the twelve month period ended December 31, 2006. Net stockholders’ deficit in the Company was $19,291 at December 31, 2006. The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity.

Cash flow used in operating activities was $15,808 for the period ending December 31, 2006. Cash flows used in investing activities were $0 for the period ended December 31, 2006. Cash flow provided from financing activities was $15,808 for the period ended December 31, 2006 in the form of a note payable to an unrelated party.

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

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Plan of Operation, with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this Form 10-KSB because of certain exclusions under Section 27A (b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

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

Critical Accounting Policies

In Note 1 to the audited financial statements for the years ended December 31, 2006 and 2005, included in this Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158”). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, “Employers’ Accounting for Pensions”, or SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company’s fiscal year ending 31 December 2007. We are currently reviewing the impact of this statement.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Company for fair value measurements and disclosures made by the Company in our fiscal year beginning on 1 January 2008. We are currently reviewing the impact of this statement.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This statement clarifies the accounting for uncertainty in income tax positions. The provisions of FIN 48 will be effective for the Company starting in the first quarter of 2007, with the cumulative effect of the change, if material, recorded as an adjustment to opening retained earnings. Management is currently evaluating the impact of FIN 48 on the financial statements.

In March 2006, the Financial Accounting Standards Board (the “FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets”, which amends SFAS No. 140. SFAS No. 156 may be adopted as early as 1 January 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after 15 September 2006 (e.g. 1 January 2007, for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.  Specifically, the FASB said SFAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value.  The adoption of SFAS No. 156 is not expected to have a material impact on our financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. The adoption of SFAS No. 155 is not expected to have a material impact on our financial position, results of operations or cash flows.

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $11,582,538 and a working capital deficiency of $19,291 as of December 31, 2006. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and/or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from prospective business opportunities; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 7. FINANCIAL STATEMENTS

The Company’s financial statements for the fiscal years ended December 31, 2006 and 2005 are attached hereto as pages F-1 through F-16.

OPENLIMIT, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2006 and 2005

U.S. Funds

                                                           OPENLIMIT, INC.

                                                    (A Development Stage Company)

                                                                 INDEX

                                                                                        Page

              Independent Auditors' Report                                              F-3

              Independent Auditors' Report                                              F-4

              Balance Sheets                                                            F-5

              Statements of Operations                                                  F-6

              Statements of Stockholders Deficit                                        F-7

              Statements of Cash Flows                                                  F-10

              Notes to Financial Statements                                             F-11

Report of Independent Registered Public Accounting Firm

Board of Directors

OpenLimit, Inc.

Switzerland

We have audited the accompanying balance sheet of OpenLimit, Inc. [a development stage company] as of December 31, 2006, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2006 and for the period from reorganization on September 1, 2005 through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OpenLimit, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006 and for the period from reorganization on September 1, 2005 through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that OpenLimit, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, OpenLimit, Inc. has an accumulated deficit and a working capital deficiency and has not yet established profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

March 26, 2007

Salt Lake City, Utah

Staley, Okada & Partners                                                                                             Suite 400 - 889 West Pender Street

Chartered Accountants                                                                                                           Vancouver, BC Canada V6C 3B2

                                                                                                                                                                     Tel 604 694-6070

                                                                                                                                                                    Fax 604 585-8377

Report of Independent Registered Public Accounting Firm

To the Stockholders of OpenLimit, Inc.:

We have audited the accompanying balance sheets of OpenLimit, Inc. (A Development Stage Company”) (the “Company”) as at December 31, 2005 and 2004 and the related statements of changes in shareholders’ equity (deficiency), operations and cash flows for each of the years ended December 31, 2005 and 2004 and cumulative from the date of reorganization September 1, 2005 to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

“Staley, Okada & Partners”

Vancouver, BC, Canada                                                                                                      STALEY, OKADA & PARTNERS

March 21, 2006                                                                                                                      CHARTERED ACCOUNTANTS

                                              OPENLIMIT, INC.
                                       (A Development Stage Company)
                                               BALANCE SHEETS
                                         December31, 2006 and 2005

                             ASSETS                                          2006                 2005
                                                                       -----------------    -----------------

Current Assets:

   Prepaid expenses                                                              $   829                    -
                                                                       -----------------    -----------------

      Total assets                                                                   829                    -
                                                                       =================    =================

             LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

   Accounts payable and accrued expenses                                        $  4,312               24,836

   Note payable                                                                   15,808                              -
                                                                       -----------------    -----------------

      Total liabilities                                                           20,120               24,836
                                                                       -----------------    -----------------

Commitments

Stockholders' deficit:
   Preferred stock, $.01 par value, 500,000 shares

     authorized, no shares issued and outstanding                                      -                    -
   Common stock, $.01 par value, 200,000,000 shares
     authorized, 70,000,000 shares issued and outstanding                        700,000              700,000
   Additional paid-in capital                                                 10,863,247           10,863,247
   Deficit accumulated during the development stage                         (11,582,538)         (11,588,083)
                                                                       -----------------    -----------------

      Total stockholders' deficit                                               (19,291)             (24,836)
                                                                       -----------------    -----------------

       Total liabilities and stockholders' deficit                                $  829                    -
                                                                       =================    =================

                              The accompanying notes are an integral part of these financial statements.

                                                    OPENLIMIT, INC.
                                             (A Development Stage Company)
                                               STATEMENTS OF OPERATIONS
                                        Years Ended December 31, 2006 and 2005

                                                                                                          Cumulative
                                                                                                         Amounts from
                                                                                                         September 1,
                                                                                                         2005 through
                                                                                                         December 31,
                                                                   2006                 2005                 2006
                                                             -----------------    -----------------    -----------------

Revenue                                                  $                  -                    -                    -

General and administrative costs                                     (37,467)            (112,385)             (57,923)

Gain on forgiveness of debt                                            43,012               14,618               57,630

Foreign exchange gain                                                       -                3,219                    -
                                                             -----------------    -----------------    -----------------

      Income (loss) before income taxes                                 5,545             (94,548)                (293)

Provision for income taxes                                                  -                    -                    -
                                                             -----------------    -----------------    -----------------

      Net income (loss) before

         discontinued operations                                        5,545             (94,548)                (293)

Loss from discontinued operations                                           -          (3,090,832)                    -
                                                             -----------------    -----------------    -----------------

      Net income (loss)                                  $              5,545          (3,185,380)                (293)
                                                             =================    =================    =================

Income (loss) per common share before

  discontinued operations - basic and diluted            $               0.00               (0.00)
                                                             =================    =================

Income (loss) per common share from

  discontinued operations - basic and diluted            $               0.00               (0.05)
                                                             =================    =================

Income (loss) per common share -

  basic and diluted                                      $               0.00               (0.05)
                                                             =================    =================

Weighted average common shares -
   basic and diluted                                               70,000,000           67,059,613
                                                             =================    =================

                              The accompanying notes are an integral part of these financial statements.

                                                                         OPENLIMIT, INC.
                                                                  (A Development Stage Company)
                                                               STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                     June 15, 2001 (Date of Inception) to December 31, 2006
                                                                                                                                 Deficit
                                                                                                         Accumulated           Accumulated
                                                                                     Additional             Other               During the
                                                      Common Stock                     Paid-in          Comprehensive          Development
                                           -----------------------------------
                                               Shares              Amount              Capital              Income                Stage                Total
                                           ----------------     --------------      --------------     -----------------     -----------------     ---------------

Balance at June 15, 2001                                 -   $              -    $              -   $                 -   $                 -   $               -

Common stock issued for cash at

  CHF 100 per share - June 15, 2001                  1,000                 10              72,143                     -                     -              72,153

Net income                                               -                  -                   -                     -                     -                   -
                                           ----------------     --------------      --------------     -----------------     -----------------     ---------------

Balance at December 31, 2001                         1,000                 10              72,143                     -                     -              72,153

Common stock split 100 for 1 -

  August 14, 2002                                   99,000                990               (990)                     -                     -                   -

Common stock issued for cash at

  CHF 1 per share - October 4, 2002                120,000              1,200              85,384                     -                     -              86,584

Net loss                                                 -                  -                   -                     -              (67,411)            (67,411)
                                           ----------------     --------------      --------------     -----------------     -----------------     ---------------

Balance at December 31, 2002                       220,000              2,200             156,537                     -              (67,411)              91,326

Common stock split 10 for 1 -

  February 3, 2003                               1,980,000             19,800            (19,800)                     -                     -                   -

Common stock issued for rights and

  technology - February 3, 2003                 39,800,000            398,000           (397,999)                     -                     -                   1
                                           ----------------     --------------      --------------     -----------------     -----------------     ---------------

Balance at April 24, 2003                       42,000,000            420,000           (261,262)                     -              (67,411)              91,327

                                           The accompanying notes are an integral part of these financial statements.

                                                                          OPENLIMIT, INC.
                                                                  (A Development Stage Company)
                                                               STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                     June 15, 2001 (Date of Inception) to December 31, 2006

Balance at April 24, 2003                       42,000,000            420,000            (261,262)                    -              (67,411)              91,327

Acquisition of Jure Holdings, Inc.

  - Recapitalization                             3,617,084             36,171            (35,816)                     -                     -                 355

Common stock issued for:
  Finders' fee in acquisition

   acquisition of Jure Holdings, Inc.            2,400,000             24,000            (24,000)                     -                     -                   -

  Consulting services                              770,000              7,700             646,800                     -                     -             654,500

  Debt                                           5,365,427             53,654           2,092,517                     -                     -           2,146,171

  Consulting                                        10,000                100               7,900                     -                     -               8,000

  Consulting                                       280,000              2,800             221,200                     -                     -             224,000

Foreign exchange loss                                    -                  -                   -             (271,624)                     -           (271,624)

Net loss                                                 -                  -                   -                     -           (3,617,853)         (3,617,853)
                                           ----------------     --------------      --------------     -----------------     -----------------     ---------------

Balance at December 31, 2003                    54,442,511            544,425           2,647,339             (271,624)           (3,685,264)           (765,124)

 The accompanying notes are an integral part of these financial statements.

                                                                          OPENLIMIT, INC.
                                                                  (A Development Stage Company)
                                                               STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                     June 15, 2001 (Date of Inception) to December 31, 2006

Balance at December 31, 2003                    54,442,511            544,425           2,647,339             (271,624)           (3,685,264)           (765,124)

Common stock issued for:

  Debt                                           3,611,747             36,117           2,181,603                     -                     -           2,217,720

  Consulting                                     1,231,624             12,316             868,238                     -                     -             880,554

  Cash                                             300,000              3,000             162,000                     -                     -             165,000

Foreign exchange loss                                    -                  -                   -             (200,366)                     -           (200,366)

Net loss                                                 -                  -                   -                     -           (4,415,711)         (4,415,711)
                                           ----------------     --------------      --------------     -----------------     -----------------     ---------------

Balance at December 31, 2004                    59,585,882            595,858           5,859,180             (471,990)           (8,100,975)         (2,117,927)

Common stock issued for:

  Cash                                           7,832,500             78,326           2,962,664                     -                     -           3,040,990

  Debt                                           2,581,618             25,816           1,161,728                     -                     -           1,187,544

Warrants issued for debt                                 -                  -             879,675                     -                     -             879,675

Foreign exchange loss                                    -                  -                   -               155,343                     -             155,343

Dividend in kind                                         -                  -                   -               316,647             (301,728)              14,919

Net loss                                                 -                  -                   -                     -           (3,185,380)         (3,185,380)
                                           ----------------     --------------      --------------     -----------------     -----------------     ---------------

Balance at December 31, 2005                    70,000,000            700,000          10,863,247                     -          (11,588,083)            (24,836)

Net income                                               -                  -                   -                     -                 5,545               5,545
                                           ----------------     --------------      --------------     -----------------     -----------------     ---------------

Balance at December 31, 2006                    70,000,000   $        700,000    $     10,863,247   $                 -   $      (11,582,538)   $        (19,291)
                                           ================     ==============      ==============     =================     =================     ===============
                              The accompanying notes are an integral part of these financial statements.

                                                      OPENLIMIT, INC.
                                               (A Development Stage Company)
                                                  STATEMENTS OF CASH FLOWS
                                           Years Ended December 31, 2006 and 2005
                                                                                                               Cumulative
                                                                                                              Amounts from
                                                                                                              September 1,
                                                                                                              2005 through
                                                                                                              December 31,
                                                                           2006               2005                2006
                                                                       --------------    ----------------   -----------------
Cash flows from operating activities:

Net income (loss)                                                  $           5,545            (94,548)               (293)
   Adjustments to reconcile net income (loss) to net
     cash used in operating activities:

      Gain on forgiveness of debt                                           (43,012)                   -            (43,012)

      Increase in prepaid expenses                                             (829)                   -               (829)
      Increase (decrease) in accounts payable

        and accrued expenses                                                  22,488            (70,706)              27,771

      Net cash used in discontinued operations                                     -         (2,875,736)                   -
                                                                       --------------    ----------------   -----------------

         Net cash used in operating activities                              (15,808)         (3,040,990)            (16,363)
                                                                       --------------    ----------------   -----------------

Cash flows from investing activities:                                              -                   -                   -
                                                                       --------------    ----------------   -----------------

Cash flows from financing activities:

Proceeds from note payable                                                    15,808                   -              15,808

Issuance of common stock                                                           -           3,040,990                   -
                                                                       --------------    ----------------   -----------------

         Net cash provided by financing activities                            15,808           3,040,990              15,808
                                                                       --------------    ----------------   -----------------

         Net decrease in cash                                                      -                   -               (555)

Cash, beginning of period                                                          -                   -                 555
                                                                       --------------    ----------------   -----------------

Cash, end of period                                                $               -                   -                   -
                                                                       ==============    ================   =================

                              The accompanying notes are an integral part of these financial statements.

OPENLIMIT, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

OpenLimit, Inc. (“the Company”) was incorporated on September 12, 1989, under the laws of the State of Florida. The Company was incorporated under the name of Thor Ventures Corp. On November 26, 2002, the Company changed its name to Jure Holdings, Inc., and on April 25, 2003 the Company changed its name to OpenLimit, Inc.

On April 25, 2003, the Company completed a reverse acquisition under a Stock Exchange Agreement (“RTO”) with OpenLimit Holding AG (“OpenLimit AG”), a Swiss corporation. Pursuant to the agreement, the Company issued to the shareholders of OpenLimit AG 42,000,000 shares in exchange for the 4,200,000 shares that constituted all the issued and outstanding shares of OpenLimit AG. OpenLimit AG wholly owned OpenLimit Access Marketing AG, a Swiss corporation; OpenLimit Access Marketing AG, a German subsidiary of OPENLiMiT Access Marketing AG, Switzerland; Bonneville Group AG, a Swiss corporation; SignCubes GmbH, a German corporation; OpenLimit Tower AG, a Swiss corporation; OpenLimit Services AG, a Swiss corporation and OpenLimit Services GmbH, a German corporation. Immediately before the date of the RTO, the Company had 200,000,000 shares authorized and 3,617,084 shares of common stock issued and outstanding. Pursuant to the RTO, all of the 4,200,000 issued and outstanding shares of common stock of OpenLimit AG were exchanged for 42,000,000 shares of the Company, on a 10 to 1 basis. Immediately after the RTO, the management of OpenLimit AG took control of the board and officer positions of the Company, constituting a change of control. Because the former owners of OpenLimit AG gained control of the Company, the transaction would normally have been considered a purchase by OpenLimit. However, since the Company was not a business, the transaction was not considered to be a business combination. Instead, the transaction was accounted for as a recapitalization of OpenLimit AG and the issuance of stock by OpenLimit AG (represented by the outstanding shares of the Company) was for the assets and liabilities of the Company. The value of the net assets of the Company acquired by OpenLimit AG was the same as their historical book value, being $355.

On September 1, 2005, the Company spun-off to its shareholders, on a pro-rata basis, all issued and outstanding shares of its wholly owned subsidiary OpenLimit AG, together with all of its wholly owned subsidiaries which was the only significant asset of the Company.

The Company’s management is presently searching for a suitable business opportunity, by acquisition or business combination.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

OPENLIMIT, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

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

Earnings Per Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. The Company does not have any stock options or warrants outstanding at December 31, 2006 and 2005.

Use of Estimates in the Preparation of Financial Statements

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

Translation of Foreign Currencies

Liabilities related to the Company’s foreign currency transactions are translated into U.S. dollars at the applicable exchange rates at year-end. Net gains or losses resulting from the translation of the Company’s liabilities are reflected as a separate component of stockholders’ equity. A negative translation impact on stockholders’ equity reflects a current relative U.S. dollar value higher than at the point in time that the transaction occurred in a foreign currency. A positive translation impact would result from a U.S. dollar weaker in value than at the point in time the transaction occurred.

The Company’s functional currency was the Swiss Franc up to August 31, 2005, and the reporting currency was the U.S. dollar. Effective September 1, 2005 the Company’s functional currency became the U.S. dollar.

OPENLIMIT, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This statement clarifies the accounting for uncertainty in income tax positions. The provisions of FIN 48 will be effective for OpenLimit starting in first quarter of 2007, with the cumulative effect of the change, if material, recorded as an adjustment to opening retained earnings. Management is currently evaluating the impact of FIN 48 on the financial statements.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, using the modified prospective method. This statement requires the Company to recognize compensations cost based on the grant date fair value of options granted to employees and directors. Prior to December 31, 2005, the Company accounted for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and had adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

Note 2 — Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2006, the Company has an accumulated deficit and a working capital deficiency. The Company intends to fund operations through debt and equity financing arrangements, which may be insufficient to fund its cash requirements for the next twelve months.

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

Note 3 – Note Payable

During 2006, the Company received cash advances from an unrelated individual. The amounts were recorded as a note payable which is unsecured, noninterest bearing, and due on demand.

OPENLIMIT, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

Note 4 – Common Stock Options and Warrants

The Company has established a Compensation Benefit Plan. Under the plan, the Company may issue stock or grant stock purchase options to its employees, consultants or advisors. The maximum number of shares that can be issued under this plan is 5,000,000. All shares issued under this plan are being recorded at their fair market value. No shares were issued under this plan during 2006 and 2005. During 2005 the Company:

o     Issued 3,300,000 common shares for total proceeds of $1,227,990 and issued 2,000,000 share-purchase warrants to an unrelated company. Each share-purchase warrant entitles the holder to purchase one common share of the Company at $0.40 per share, exercisable within two years. The warrants must be exercised on or before March 1, 2007.

o     Issued 1,332,500 common shares and 1,332,500 share-purchase warrants to unrelated companies for total proceeds of $533,000. Each share-purchase warrant entitles the holder to purchase one common share at $0.40 per share, exercisable within two years. Out of the total amount of warrants issued, 1,000,000 must be exercised on or before March 16, 2007 and 332,500 must be exercised on or before March 23, 2007.

o      Issued 3,200,000 common shares and 3,200,000 share-purchase warrants to an unrelated company for total proceeds of $1,280,000. The warrants must be exercised at the price of $0.40 per share on or before May 2, 2007.

o     On May 5, 2005, the Company settled $ 1,032,647 loan payable to a director by issuance of 2,581,618 common shares and 5,163,236 warrants. The shares were issued at a price of $0.46 per share, for total value of $1,187,544, and the warrants had a fair value, calculated using the Black Scholes pricing model, of $879,675. The value of warrants has been recorded as contributed surplus and included in loss on settlement of debt. The issuance of the shares and warrants resulted in a loss on settlement of debt of $1,034,572. The warrants could be exercised on or before May 5, 2007. The fair value of warrants has been calculated using the Black-Scholes Option Pricing Model with the following assumptions:

Risk-free interest rate                            3.7%

Expected dividend yield                         -

Expected stock price volatility                53%

Expected life                                          2 years

Effective September 2, 2005, all share-purchase warrants were cancelled.

OPENLIMIT, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

Note 5 – Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

                                                                          2006                 2005

         Income tax at statutory rates                           $         1,000              (32,000)
         Change in valuation allowance                                    (1,000)              32,000

                                                                 $         -                     -

Deferred tax assets are as follows:
                                                                         2006                  2005

         Net operating loss carryforwards                        $       319,000              320,000
         Valuation allowance                                            (319,000)            (320,000)

                                                                 $         -                     -

The Company has net operating loss carryforwards are approximately as follows:

                                                   Amount                  Year of Expiration

                                           $         48,000                       2018
                                                      7,000                       2021
                                                      7,000                       2022
                                                    339,000                       2023
                                                    441,000                       2024
                                                     95,000                       2025

                                           $        937,000

The amount of net operating loss carryforwards that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

Note 6 – Gain on Forgiveness of Debt

During the years ended December 31, 2006 and 2005, OpenLimit AG paid certain expenses and liabilities on behalf of the Company totaling $43,012 and $14,618, respectively. OpenLimit AG has forgiven these amounts and the Company has recorded a gain on forgiveness of debt.

OPENLIMIT, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

Note 7 – Supplemental Cash Flow Information

No cash amounts have been paid for interest or income taxes since inception.

During the year ended December 31, 2005, the Company:

o     Issued a dividend in kind of $301,728 (see Note 9)

o     Issued 2,581,618 common shares valued at $1,187,544 and 5,163,236 warrants valued at $879,675 in exchange for a loan payable, to a director of the Company, of $1,032,647 (see Note 4)

Note 8 – Fair Value of Financial Statements

The Company’s financial instruments consist of prepaid expenses. The carry amount of prepaid expenses approximates fair value because of the short-term nature of this item.

Note 9 – Discontinued Operations

On July 15, 2005, the Company sold for CHF 1.00, to an unrelated party, two wholly owned subsidiaries of OpenLimit AG: OPENLiMiT Access Marketing AG, Switzerland, and OpenLimit Access Marketing AG, Germany. The decision to sell these subsidiaries was based on management’s intent to focus resources on product development and the Original Equipment Manufacturer sales marketing strategy. The loss on sale of these subsidiaries has been included in the loss from discontinued operations.

On August 1, 2005, the board of directors of the Company agreed to a spin-off of all issued and outstanding shares of its 100% owned subsidiary OpenLimit AG. The effective date of the spin-off was September 1, 2005. OpenLimit AG was the only significant asset of the Company. The fair value, being equal to the net book value, of OpenLimit AG on the spin-off date was $301,728, which was recorded as dividend in kind in the books of the Company. Prior to the spin-off, effective June 30, 2005, the Company had forgiven $11,017,554 intercompany loan amount owing from OpenLimit AG. OpenLimit AG’s shares are presently trading on the Berlin Stock Exchange and on the Frankfurt Stock Exchange.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 6, 2006 Staley Okada & Partners (“Staley”) resigned as Company independent registered public accounting firm.

The reports of Staley on the consolidated financial statements of the Company as of and for the years ended December 31, 2005 and 2004 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the years ended December 31, 2005 and 2004, and through October 6, 2006, there were no disagreements with Staley on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Staley, would have caused Staley to make reference to the subject matter of the disagreement in its reports on the Company’s consolidated financial statements for such periods.

The Company has requested that Staley furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter, dated October 10, 2006 is filed herewith as Exhibit 16.

On October 6, 2006, upon the authorization and approval of the board of directors, the Company engaged Pritchett, Siler & Hardy (“Pritchett”) as its independent registered public accounting firm.

No consultations occurred between the Company and Pritchett during the years ended December 31, 2005 and 2004 and through October 6, 2006 regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion that might be rendered on the Company’s financial statements, or other information provided that was an important factor considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue, or (ii) any matter that was the subject of disagreement or a reportable event requiring disclosure under Item 304(a)(1)(iv) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

The Company’s chief executive officer and chief financial officer is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding disclosure.

(b) Changes in Internal Controls

During the period ended December 31, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name              Age     Position(s) and Office(s)

Henry Dattler      60     Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Chairman of the

                                    Board of  Directors

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Corporation, the Corporation is not aware of any individuals or entities who during the period ended December 31, 2006 were directors, officers, or beneficial owners of more than ten percent of the common stock of the Corporation, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The objective of the Company’s compensation program is to provide compensation for services rendered by our sole executive officer. The Company’s single salary is designed to retain the services of our executive officer. Salary is currently the only type of compensation used in our compensation program. We use this form of compensation because we feel that it is adequate to retain and motivate our executive officer. The amount we deem appropriate to compensate our executive officer is determined in accordance with market forces; we have no specific formula to determine compensatory amounts at this time. While we have deemed that our current compensatory program and the decisions regarding compensation are easy to administer and are appropriately suited for our objectives, we may expand our compensation program to any additional future employees to include options and other compensatory elements.

Table

The following table provides summary information for the years 2006, 2005, and 2004 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Henry Dattler, CEO, CFO, PAO and director	2006 2005 2004	- - -	- - -	- - -	- - -	- - -	- - -	- 283,950 * 348,600 *	- 283,950 * 348,600 *
Marc Gurov former, CFO, PAO and director**	2006 2005 2004	- 80,013 119,520	- - -	- - -	- - -	- - -	- - -	- - -	- 80,013 119,520

* Consulting and management fees paid to a company controlled by Henry Dattler.

** Resigned on October 13, 2006

The Company has no “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, or “Nonqualified Deferred Compensation”. Nor does the Company have any “Post Employment Payments” to report.

Our director receives no compensation for his services as director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company’s common stock as of March 30, 2007, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company’s common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of March 30, 2007, there were 70,000,000 shares of common stock issued and outstanding.

Title of Class	Name and Address	Number of Shares	% of Class
Common Stock	Henry Dattler Chief Executive Officer and Director Ratenstrasse 13 CH-6341 Alosen Switzerland	10,081,618	14.40%
Common Stock	All executive officers and Directors as a Group(1)	10,081,618	14.40%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No director or executive officer of the Company, owner of five percent or more of the Company’s outstanding shares, or member of their immediate family, has entered into any reportable, related transaction during the last two years except as follows:

On May 5, 2005, the Company issued 2,581,618 shares of common stock, at $0.46 per share, a total valuation of $1,187,544, for the settlement of a loan payable to Henry Dattler. The shares were issued with 5,163,236 warrants to purchase common stock, which warrants were cancelled effective September 2, 2005.

ITEM 13. EXHIBITS

Exhibits required by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 20 of this Form 10-KSB, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Pritchett, Siler & Hardy (“Pritchett”) provided audit services to the Company in connection with its review of quarterly reports for the fiscal year ended December 31, 2006. The aggregate fees billed by Pritchett during 2006 for the review of the Company’s quarterly financial statements were $0.

Staley Okada & Partners (“Staley”) provided audit services to the Company in connection with its annual reports for the fiscal year ended December 31, 2005. The aggregate fees billed by Staley during 2006 and 2005 for the audit of the Company’s annual financial statements and a review of the Company’s quarterly financial statements were $ 36,351 for 2006 and $117,236 for 2005.

Audit Related Fees

Pritchett billed to the Company no fees in 2006 for professional services that are reasonably related to the audit or review of the Company’s financial statements that are not disclosed in “Audit Fees” above.

Staley billed to the Company no fees in 2005 for professional services that are reasonably related to the audit or review of the Company’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Pritchett billed to the Company fees of $0 in 2006 for professional services rendered in connection with the preparation of the Company’s tax returns for the period.

Staley billed to the Company fees of $2,921 in 2006 and 2005 for professional services rendered in connection with the preparation of the Company’s tax returns for the period.

All Other Fees

Pritchett billed to the Company no fees in 2006 for other professional services rendered or any other services not disclosed above.

Staley billed to the Company no fees in 2006 or 2005 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to the Company by Pritchett and Staley as detailed above, were pre-approved by the Company’s board of directors. The Company’s independent auditors, Pritchett and Staley performed all work using only their own full time permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March 2007.

OPENLiMiT, Inc. /s/ Henry Dattler Henry Dattler Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Henry Dattler Henry Dattler	Director	March 30, 2007

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Articles of Incorporation of the Company (incorporated by reference from the 10-SB filed with the Commission on December 31, 1999
3(i)(b)	*	Amended Articles of Incorporation of the Company (incorporated by reference from the 10-KSB filed with the Commission on April 9, 2003)
3(i)(c)	*	Amended Articles of Incorporation of the Company (incorporated by reference from the 10-QSB filed with the Commission on November 17, 2003)
3(ii)(a)	*	Bylaws of the Company (incorporated by reference from the 10-SB filed with the Commission on December 31, 1999).
3(ii)(b)	*	Amended Bylaws of the Company (incorporated by reference from the 10-QSB filed with the Commission on November 17, 2003)
10(i)	*	Debt Settlement Agreement dated September 14, 2004 between the Company and Enuhill Portfolio, Inc. (incorporated by reference from the Form 10-QSB filed with the Commission on November 15, 2004).
10(ii)	*	Debt Settlement Agreement dated May 5, 2005 between the Company and Henry Dattler (incorporated by reference from the Form 10-QSB file with the Commission on August 12, 2005).
14	*	Code of Ethics adopted March 1, 2004 (incorporated by reference from the 10KSB filed with the Commission on April 14, 2004).
20	*

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