Form 10QSB
period 2007-03-31
OPENLIMIT INC
filed 2007-05-08
CIK 1060409

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.

☐      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from              to             .

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

Yes ☑                         No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑                         No ☐

The number of outstanding shares of the registrant’s common stock, $0.01 par value (the only class of voting stock), as of May 7, 2007 was 70,000,000.

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
BALANCE SHEET
March 31,
2007
ASSETS	(Unaudited)

Current Assets:
Prepaid expenses	$829

Total assets	829

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$12,448
Note payable	17,308

Total liabilities	29,756

Commitments

Stockholders' deficit:
Preferred stock, $.01 par value, 500,000 shares
authorized, no shares issued and outstanding	-
Common stock, $.01 par value, 200,000,000 shares
authorized, 70,000,000 shares issued and outstanding	700,000
Additional paid-in capital	10,863,247
Retained Earnings (deficit)	(11,582,245)
Deficit accumulated during the development stage	(9,929)

Total stockholders' deficit	(28,927)

Total liabilities and stockholders' deficit	$829

The accompanying notes are an integral part of these unaudited condensed financial statements

OPENLIMIT, INC.
(A Development Stage Company)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			Cumulative
			Amounts from
			September 1,
	Three Months Ended		2005 through
	March 31,		March 31,
	2007	2006	2007

Revenue	$-	-	-

General and administrative costs	(9,636)	(16,728)	(67,559)
Gain on forgiveness of debt	-	16,362	57,630

Loss before income taxes	(9,636)	(366)	(9,929)

Provision for income taxes	-	-	-

Net loss	$(9,636)	(366)	(9,929)

Loss per common share - basic and diluted	$(0.00)	(0.00)

Weighted average common shares -
basic and diluted	70,000,000	70,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements

OPENLIMIT, INC.
(A Development Stage Company)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			Cumulative
			Amounts from
			September 1,
	Three Months Ended		2005 through
	March 31,		March 31,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(9,636)	(366)	(9,929)
Adjustments to reconcile net loss to net
cash used in operating activities:
Gain on forgiveness of debt	-	-	(43,012)
Increase in prepaid expenses	-	-	(829)
Increase in accounts payable and
accrued expenses	8,136	366	35,907

Net cash (used) in operating activities	(1,500)	-	(17,863)

Cash flows from investing activities:	-	-	-

Cash flows from financing activities:
Proceeds from note payable	1,500	-	17,308

Net cash provided by financing activities	1,500	-	17,308

Net decrease in cash	-	-	(555)

Cash, beginning of period	-	-	555

Cash, end of period	$-	-	-

The accompanying notes are an integral part of these unaudited condensed financial statements

OPENLIMIT, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2007

Note 1 — Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2007.

Note 2 – Additional Footnotes Included By Reference

Except as indicated in Note 1 above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 3 — Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2007, the Company has an accumulated deficit and a working capital deficiency. The Company intends to fund operations through debt and equity financing arrangements, which may be insufficient to fund its cash requirements for the next twelve months.

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

ITEM 2.      MANAGEMENT'S PLAN OF OPERATIONS

This Management’s Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended March 31, 2007. Our fiscal year end is December 31.

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

Results of Operations

During the period ended March 31, 2007, our operations were limited to satisfying continuous public disclosure requirements and seeking to identify prospective business opportunities. We did not receive any revenues from our continuing operations. Due to the nature of the Company’s search for a suitable business opportunity, we cannot determine whether we will ever generate revenues from operations.

Net Loss

For the three month period ended March 31, 2007, the Company recorded a net loss of $9,636 which is entirely attributable to general and administrative expenses. The Company did not generate any revenues during the period.

For the current fiscal year, we anticipate that we will continue to incur losses accrued as the direct result of general and administrative expenses.

Capital Resources and Liquidity

The Company had $829 in current assets and $829 in total assets as of March 31, 2007. Current assets are comprised of prepaid expenses. Net stockholders’ deficiency in the Company was $28,927 at March 31, 2007. The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity.

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

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Plan of Operations, with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this Form 10-QSB because of certain exclusions under Section 27A (b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

●      our anticipated financial performance and business plan;

●      the sufficiency of existing capital resources;

●      our ability to raise additional capital to fund cash requirements for future operations;

●      uncertainties related to the Company's future business prospects;

●      the ability of the Company to generate revenues to fund future operations; and

●      the volatility of the stock market and general economic conditions.

We wish to caution readers that the Company’s operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled Risk Factors included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than is required by law.

Risk Factors

Our future operating results are highly uncertain. Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this quarterly report. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

We have a history of significant operating losses and such losses may continue in the future.

Since our inception in 1989, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $11,592,174. We will likely incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission (“Commission”). Our only expectation of future profitability is dependent upon our ability to acquire a revenue producing business, which acquisition can in no way be assured. Therefore, we may never achieve profitability.

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

We incur significant expenses as a result of being quoted on the Over the Counter Bulletin Board, which may negatively impact our financial performance.

We incur significant legal, accounting and other expenses as a result of being listed on the Over the Counter Bulletin Board. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission, has required changes in corporate governance practices of public companies. We expect that compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as discussed in the following risk factor, may substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. As a result, there may be a substantial increase in legal, accounting and certain other expenses in the future, which would negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

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

Critical Accounting Policies

In Note 2 to the audited financial statements for the periods ended December 31, 2006 and 2005, included in our Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and our financial position. The Company believes that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2007. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended March 31, 2007 and 2006.

(b)     Changes in internal controls over financial reporting.

During the quarter ended March 31, 2007, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 7th day of May, 2007.

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