Form 10QSB
period 2007-06-30
OPENLIMIT INC
filed 2007-07-27
CIK 1060409

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007.

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

Yes ☑                         No ☐

The number of outstanding shares of the registrant’s common stock, $0.01 par value (the only class of voting stock), as of July 24, 2007 was 70,000,000.

TABLE OF CONTENTS

Page

PART I.
ITEM 1. FINANCIAL STATEMENTS	3
Unaudited Interim Balance Sheet as of June 30, 2007	4
Unaudited Interim Condensed Statements of Operations for the three and six months ended June 30, 2007 and 2006 and the period from the date of reorganization ( September 1, 2005) to June 30, 2007	5
Unaudited Interim Condensed Statements of Cash Flows for the six months ended June 30, 2007 and 2006 and the period from the date of reorganization (September 1, 2005) to June 30, 2007	6
Notes to Unaudited Interim Financial Statements	7

ITEM 2. MANAGEMENT'S PLAN OF OPERATION	9
ITEM 3. CONTROLS AND PROCEDURES	16
PART II.
ITEM 1. LEGAL PROCEEDINGS	16
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES	16
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	16
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	16
ITEM 5. OTHER INFORMATION	16
ITEM 6. EXHIBITS	16
SIGNATURES	17
INDEX TO EXHIBITS	18

PART I

ITEM 1.	FINANCIAL STATEMENTS

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

OPENLIMIT, INC.
(A Development Stage Company)
BALANCE SHEET

June 30,
2007
ASSETS	(Unaudited)

Current Assets:
Prepaid expenses	$779

Total assets	779

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$3,231
Notes payable	36,628

Total liabilities	39,859

Commitments

Stockholders' deficit:
Preferred stock, $.01 par value, 500,000 shares
authorized, no shares issued and outstanding	-
Common stock, $.01 par value, 200,000,000 shares
authorized, 70,000,000 shares issued and outstanding	700,000
Additional paid-in capital	10,863,247
Accumulated deficit	(11,582,245)
Deficit accumulated during the development stage	(20,082)

Total stockholders' deficit	(39,080)

Total liabilities and stockholders' deficit	$779

The accompanying notes are an integral part of these unaudited condensed financial statements

OPENLIMIT, INC.
(A Development Stage Company)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

					Cumulative
					Amounts from
					September 1,
	Three Months Ended		Six Months Ended		2005 through
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007

Revenue	$-	-	-	-	-

General and
administrative costs	(10,153)	(3,636)	(19,789)	(20,364)	(77,712)
Gain on forgiveness of debt	-	26,650	-	43,012	57,630

Income (loss) before
income taxes	(10,153)	23,014	(19,789)	22,648	(20,082)

Provision for income taxes	-	-	-	-	-

Net income (loss)	$(10,153)	23,014	(19,789)	22,648	(20,082)

Income (loss) per common
share - basic and diluted	$(0.00)	0.00	(0.00)	0.00

Weighted average common
shares - basic and diluted	70,000,000	70,000,000	70,000,000	70,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements

OPENLIMIT, INC.
(A Development Stage Company)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			Cumulative
			Amounts from
			September 1,
	Six Months Ended		2005 through
	June 30,		June 30,
	2007	2006	2007
Cash flows from operating activities:
Net income (loss)	$(19,789)	22,648	(20,082)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Gain on forgiveness of debt	-	-	(43,012)
(Increase) decrease in prepaid expenses	50	-	(779)
Increase (decrease) in accounts payable and
accrued expenses	(1,081)	(22,648)	26,690

Net cash used in operating activities	(20,820)	-	(37,183)

Cash flows from investing activities:	-	-	-

Cash flows from financing activities:
Proceeds from note payable	20,820	-	36,628

Net cash provided by financing activities	20,820	-	36,628

Net decrease in cash	-	-	(555)

Cash, beginning of period	-	-	555

Cash, end of period	$-	-	-

The accompanying notes are an integral part of these unaudited condensed financial statements

OPENLIMIT, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2007

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with OpenLimit, Inc.’s (the Company) Form 10-KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2007.

Note 2 – Additional Footnotes Included By Reference

Except as indicated in Note 1 above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2007, the Company has an accumulated deficit and a working capital deficiency. The Company intends to fund operations through debt and equity financing arrangements, which may be insufficient to fund its cash requirements for the next twelve months.

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

OPENLIMIT, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2007

Note 4 – Proposed Business Combination

On June 18, 2007, the Company entered into a Securities Exchange Agreement and Plan of Exchange with Zag Holding AG (“ZAG”) and the stockholders of ZAG whereby the Company intends to acquire one hundred percent (100%) of the outstanding ownership or right to ownership of ZAG in exchange for an aggregate of 21,000,000 post 50:1 reverse split shares of the Company’s common stock subject to the following conditions:

•	the Company changes its name to "SunVesta, Inc.";
•	the Company increases the number of authorized preferred shares from 500,000 to 50,000,000;
•	the Company and Zag obtain stockholder approval of the Agreement;
•	the Company effects a 50:1 reverse split consolidation of outstanding shares prior to consummating the acquisition of Zag; and
•	the Company's stockholders elect a new board of directors.

On consummation of the transaction ZAG would be a wholly-owned subsidiary of the Company. The closing of the transaction is expected to take place as soon as is practicable subject to stockholder approval and full satisfaction of the disclosure requirements of the Securities Exchange Act of 1934, as amended.

ITEM 2.	MANAGEMENT’S PLAN OF OPERATIONS

This Management's Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as "anticipates," "expects," "believes," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to those discussed in the subsections entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended June 30, 2007. Our fiscal year end is December 31.

General

The Company was incorporated under the laws of the State of Florida on September 12, 1989, as Thor Ventures Corp. On November 26, 2002, the Company changed its name to “Jure Holdings, Inc.” as part of a process to restructure the corporation. On April 25, 2003, we acquired OPENLiMiT Holding AG (“OPENLiMiT AG”), a Swiss developer of digital signature software and subsequently changed our name to OPENLiMiT, Inc. We spun-off OPENLiMiT, AG to our stockholders on September 1, 2005 and have since sought to acquire a new business opportunity.

On June 18, 2007, our board of directors approved the execution of a Securities Exchange Agreement and Plan of Exchange with ZAG Holdings AG (“ZAG”) and the stockholders of ZAG, that would cause us to acquire ZAG as a wholly owned subsidiary in exchange for 21,000,000 post fifty to one (50:1) reverse split shares on the following conditions:

▪	We change our name to “SunVesta, Inc.”;
▪	We increase the number of authorized preferred shares from 500,000 to 50,000,000;
▪	The Company and Zag obtain stockholder approval of the Agreement;
▪	We effect a 50:1 reverse split consolidation of outstanding shares; and
▪	Our stockholders elect a new board of directors.

ZAG was incorporated under the laws of Switzerland on December 18, 2001 and is domiciled in Zug, Switzerland. ZAG intends to develop luxury hotels and resorts in emerging tourist destinations that will offer fractional ownership with international membership privileges. ZAG’s business model intends to offer a secure investment in real estate with the prospect of substantial capital growth combined with the appeal of preferential vacation rates at any of the hospitality properties operated or affiliated with the program. ZAG operates through its wholly-owned subsidiary, Sunvesta Projects and Management AG, a Swiss incorporated company. ZAG also has additional, wholly-owned subsidiaries which are currently dormant: Sunvesta Turistik Yatririm VE and Sunvesta Costa Rica Marketing & Sales Ltda.

Our plan of operation for the coming year is, subject to shareholder approval, to focus on the development of Zag’s business model, which will require $10,000,000 in funding over the next 12 months. We are confident that these funds, to be used primarily in the construction of ZAG’s initial luxury resort, the Papagayo Princess Resort & Spa Hotel, located in the Gunacaste region of Costa Rica, will be made available from debt or equity financings.

The Company’s stockholders of record as of the close of business on July 10, 2007 have been asked to consider our intended acquisition of Zag and related proposals at a Special Meeting of Stockholders to be held on August 10, 2007 in Zug, Switzerland. Should the Company’s stockholders reject any of the proposals presented at the Special Meeting of Stockholders, such rejection will cause the Company to abandon its intended acquisition of Zag and resume the search for a suitable business opportunity.

Results of Operations

During the six month period ended June 30, 2007 and the year ended December 31, 2006, our operations were limited to satisfying continuous public disclosure requirements and seeking to identify prospective business opportunities which led to an agreement to acquire ZAG.

Net Losses/Income

For the period from September 1, 2005 until June 30, 2007, the Company incurred a net loss of $20,082. Net losses for the three month period ended June 30, 2007 were $10,153 as compared to net income of $23,014 for the three months ended June 30, 2006. Net losses for the six month period ended June 30, 2007 were $19,789 as compared to net income of $22,648 for the six months ended June 30, 2006. Our net losses in the current three and six month periods are entirely attributable to general and administrative expenses. Our general and administrative expenses include accounting costs, consulting expenses, and professional fees. We did not generate any revenues during this period.

The Company expects to continue to incur losses through the year ended 2007.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that might offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on its operations over the past three years.

Capital Expenditures

The Company expended no significant amounts on capital expenditures for the period from September 1, 2005 to June 30, 2007.

Liquidity and Capital Resources

As of June 30, 2007, we had current assets totaling $779 and a working capital deficit of $39,080. These assets consist of prepaid expenses of $779. Net stockholders' deficit in the Company was $39,080 at June 30, 2007. The Company has been in the development stage since inception, and has experienced significant changes in liquidity, capital resources and stockholders’ equity.

Cash flow used in operating activities was $37,183 for the period from September 1, 2005 to June 30, 2007. Cash flow used in operating activities for the six month period ended June 30, 2007 was $20,820 as compared to $0 for the six months ended June 30, 2006. The increase in cash flow used in operating activities in the current six month period was due primarily to net losses accrued through operating expenses.

Cash flow provided by financing activities was $36,628 for the period from September 1, 2005 to June 30, 2007. Cash flow provided by financing activities for the six month period ended June 30, 2007 was $20,820 as compared to $0 for the six months ended June 30, 2006. Cash flow provided by financing activities in the current six month period can be attributed to proceeds from a note payable.

Cash flows used in investing activities was $0 for the period from September 1, 2005 to June 30, 2007.

Our current assets are insufficient to conduct the Company’s plan of operation over the next twelve (12) months and we will have to seek debt or equity financing to fund operations. We have no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding, if needed, would be available or available to us on acceptable terms. Our stockholders would be the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and we have no agreement formal or otherwise. The Company’s inability to obtain funding would have a material adverse affect on our plan of operation.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of June 30, 2007, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Plan of Operations, with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this Form 10-QSB because of certain exclusions under Section 27A (b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	our anticipated financial performance and business plan;
•	the sufficiency of existing capital resources;
•	our ability to raise additional capital to fund cash requirements for future operations;
•	uncertainties related to the Company’s future business prospects;
•	the ability of the Company to generate revenues to fund future operations; and
•	the volatility of the stock market and general economic conditions.

We wish to caution readers that the Company’s operating results are subject to various risks and uncertainties that could cause its actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitledRisk Factors included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than is required by law.

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

Since our inception in 1989, our expenses have substantially exceeded our income, resulting in continuing losses and an accumulated deficit of $11,602,327 as of June 30, 2007. We will likely continue to incur operating losses as we either develop ZAG’s business model, subject to stockholder approval, or maintain our search for a suitable business opportunity. The Company’s only current expectation of future net income is dependent on our ability to develop ZAG’s business model into a revenue producing business, or alternatively to acquire a net revenue producing business, the acquisition of which can in no way be assured.

The Company’s limited financial resources cast severe doubt on its ability to fund ZAG’s business model or to acquire an alternative net income producing business opportunity.

The Company’s limited financial resources are not sufficient to provide the working capital required to finance the development of ZAG’s business model to the point of developing a net income producing business, or in the event that our intended acquisition of ZAG is rejected, to acquire an alternative income producing business. Future financings will be dependent on the success of debt or equity offerings which can in no way be assured. Our failure to procure adequate financial resources would cause us to abandon our intended plan of operation and could force us to curtail or cease operations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2008, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to assert that our internal controls are effective as of December 31, 2008, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

Critical Accounting Policies

In the notes to the audited financial statements for the year ended December 31, 2006, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and our financial position. The Company believes that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates our estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

Prior to the adoption of SFAS No. 123R, we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. We applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized. We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on our financial position and results of operations.

Going Concern

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended December 31, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The Company’s ability to continue as a going concern is subject to our ability to realize a profit and/or obtain funding from outside sources. Management’s plan to address our ability to continue as a going concern, include: (a) obtaining funding from private placement sources; (b) obtaining additional funding from the sale of the Company’s securities; and (c) obtaining loans and grants from various financial institutions, where possible. Although management believes that we will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3.	CONTROLS AND PROCEDURES

a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2007. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

(b)	Changes in internal controls over financial reporting.

During the quarter ended June 30, 2007, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 24th day of July, 2007.

OPENLiMiT, Inc.

/s/ Henry Dattler

Henry Dattler

Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Articles of Incorporation of the Company (incorporated by reference from the Form 10-SB filed with the Commission on December 31, 1999
3(i)(b)	*	Amended Articles of Incorporation of the Company (incorporated by reference from the Form 10-KSB filed with the Commission on April 9, 2003)
3(i)(c)	*	Amended Articles of Incorporation of the Company (incorporated by reference from the Form 10-QSB filed with the Commission on November 17, 2003)
3(ii)(a)	*	Bylaws of the Company (incorporated by reference from the Form 10-SB filed with the Commission on December 31, 1999).
3(ii)(b)	*	Amended Bylaws of the Company (incorporated by reference from the Form 10-QSB filed with the Commission on November 17, 2003)
10(i)	*	Debt Settlement Agreement dated September 14, 2004 between the Company and Enuhill Portfolio, Inc. (incorporated by reference from the Form 10-QSB filed with the Commission on November 15, 2004).
10(ii)	*	Debt Settlement Agreement dated May 5, 2005 between the Company and Henry Dattler (incorporated by reference from the Form 10-QSB file with the Commission on August 12, 2005).
14	*	Code of Ethics adopted March 1, 2004 (incorporated by reference from the 10KSB filed with the Commission on April 14, 2004).
20	*

Information Statement dated August 1, 2005 in connection with the "spin-off" of OPENLiMiT AG to the Company's shareholders (incorporated by reference from the Form 8-K filed with the Commission on August 8, 2005).

31	Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Disclosures submitted to the Commission in previous filings.