Form 10QSB
period 2007-09-30
SUNVESTA, INC.
filed 2007-11-13
CIK 1060409

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007.

☐      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from              to             .

Commission file number: 000-28731

SUNVESTA, INC.

(formerly "OPENLiMiT, INC.)
(Exact name of small business issuer as specified in its charter)

FLORIDA (State or other jurisdiction of incorporation or organization)	98-0211356 (IRS Employer Identification Number)

Seestrasse 97, Oberrieden, Switzerland CH-8942
(Address of Principal Executive Office)          (Postal Code)

011 41 43 388 40 60
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

Yes ☐                         No ☑

The number of outstanding shares of the registrant’s common stock, $0.01 par value (the only class of voting stock), as of November 12, 2007 was 28,831,237.

TABLE OF CONTENTS

Page

PART I.
ITEM 1. FINANCIAL STATEMENTS	3
Unaudited Interim Balance Sheet as of September 30, 2007	4
Unaudited Interim Condensed Statements of Operations for the three and nine months ended September 30, 2007 and 2006 and the period from the date of inception (January 1, 2005) to September 30, 2007	5
Unaudited Interim Condensed Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 and the period from the date of inception (January 1, 2005) to September 30, 2007	6
Notes to Unaudited Interim Financial Statements	7

ITEM 2. MANAGEMENT'S PLAN OF OPERATION	11
ITEM 3. CONTROLS AND PROCEDURES	19
PART II.
ITEM 1. LEGAL PROCEEDINGS	19
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES	19
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	19
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	19
ITEM 5. OTHER INFORMATION	20
ITEM 6. EXHIBITS	20
SIGNATURES	21
INDEX TO EXHIBITS	22

PART I

ITEM 1.	FINANCIAL STATEMENTS

As used herein the terms “Company,” “we,” “our,” and “us” refer to SUNVESTA, Inc. (formerly “OPENLiMiT, Inc.), a Florida corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited interim financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

SUNVESTA, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
September 30,
2007
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$12,766
Deposits	53,126
Other assets	30,788

Total current assets	96,680

Property and equipment, net	9,272,940

Total assets	$9,369,620

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,295,028
Accrued expenses	470,836
Note payable	700,000
Advances from related parties	2,663,983

Total current liabilities	5,129,847

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 50,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $.01 par value; 200,000,000 shares
authorized, 28,831,237 issued and outstanding	288,312
Additional paid-in capital	10,960,466
Accumulated other comprehensive income (loss)	(117,659)
Retained earnings prior to development stage	1,602
Deficit accumulated during the development stage	(6,892,948)

Total stockholder's equity	4,239,773

Total liabilities and stockholders' equity	$9,369,620
The accompanying notes are an integral part of these financial statements.

SUNVESTA, INC.
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Cumulative
	2007	2006	2007	2006	Amounts
Revenues, net	$-	-	-	-	-
Cost of revenues	-	-	-	-	-
Gross profit	-	-	-	-	-
Operating expenses:
General and administrative expenses	740,156	908,703	2,214,772	1,528,043	5,462,179
Sales and marketing	2,578	47,151	95,843	78,585	234,446
	742,734	955,854	2,310,615	1,606,628	5,696,625
Loss from operations	(742,734)	(955,854)	(2,310,615)	(1,606,628)	(5,696,625)
Other income (expense):
Loss on sale of investments	(608)	-	(128,833)	-	(1,137,158)
Interest income	2,612	-	8,366	-	8,544
Interest expense	(64,443)	(17,156)	(79,035)	(28,593)	(125,339)
Gain on cancellation of debt	-	-	-	43,012	57,630
	(62,439)	(17,156)	(199,502)	14,419	(1,196,323)
Loss before provision for income taxes	(805,173)	(973,010)	(2,510,117)	(1,592,209)	(6,892,948)
Provision for income taxes	-	-	-	-	-
Net loss	$(805,173)	(973,010)	(2,510,117)	(1,592,209)	(6,892,948)
Comprehensive income:
Net loss	$(805,173)	(973,010)	(2,510,117)	(1,592,209)	(6,892,948)
Foreign currency translation adjustments	-	-	22,215	-	(117,659)
Less: reclassification adjustments for foreign currency translations adjustments currency translation adjustments included
in net income	-	-	-	-	-
Comprehensive income (loss)	$(805,173)	(973,010)	(2,487,902)	(1,592,209)	(7,010,607)
Loss per common share - basic and diluted	$(0.04)	(0.05)	(0.12)	(0.08)

Weighted average common shares -
basic and diluted	21,664,000	21,000,000	21,222,000	21,000,000
The accompanying notes are an integral part of these financial statements.

SUNVESTA, INC.
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended
	September 30,		Cumulative
	2007	2006	Amounts
Cash Flows from operating activities:
Net loss	$(2,510,117)	(1,592,207)	(6,892,948)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	70,276	35,725	794,776
Loss on securities acquired as a deposit
on stock	128,834	-	1,137,158
Gain on cancellation of debt	-	(43,012)	(43,012)
(Increase) decrease in:
Other assets	246	-	(30,788)
Increase (decrease) in:
Accounts payable	1,125,657	430,601	1,279,833
Accrued expenses	(119,290)	-	498,609
Net cash used in operating activities	(1,304,394)	(1,168,893)	(3,256,372)

Cash flows from investing activities:
Proceeds from securities available-for-sale	253,823	-	1,752,156
Acquisition of deposits	(10,457)	(20,834)	(53,126)
Acquisition of intangibles	-	-	(667,341)
Purchase of property and equipment	(7,672,830)	(369,129)	(9,400,370)
Net cash used in investing activities	(7,429,464)	(389,963)	(8,368,681)

Cash flows from financing activities:
Net proceeds from deposit on stock	1,849,693	1,211,714	3,664,417
Advances from related parties	6,235,189	249,732	6,918,082
Proceeds from reverse acquisition	-	-	491,521
Increase in notes payable	700,000	-	700,000
Net cash provided by financing activities	8,784,882	1,461,446	11,774,020

Net increase (decrease) in cash	51,024	(97,410)	148,967

Accumulated other comprehensive income (loss)	(138,237)	-	(136,756)

Cash, beginning of period	99,979	129,750	555

Cash, end of period	$12,766	32,340	12,766
The accompanying notes are an integral part of these financial statements.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

Note 1 – Organization and Basis of Presentation

On August 27, 2007, SunVesta, Inc. (formerly OpenLimit, Inc.) (SunVesta) acquired SunVesta Holding AG (SunVesta AG) (collectively the Company). SunVesta AG also has four wholly-owned subsidiaries Sunvesta Projects and Management AG, a Swiss Company; Rich Land Investments Limitada, a Costa Rican Company; Sunvesta Turistik Yatririm VE, a Turkish Company; and Sunvesta Tourism Costa Rica Ltda., a Costa Rican Company.

The acquisition was completed under a Securities Exchange Agreement and Plan of Exchange (the Agreement) and the terms of the Agreement provide that SunVesta AG will be a wholly-owned subsidiary of SunVesta, and the stockholders of SunVesta AG received 21,000,000 (approximately 94% immediately after the transaction) shares of SunVesta common stock.

The consolidated financial statements at September 30, 2007 and 2006 assume the acquisition of SunVesta by SunVesta AG occurred January 1, 2005 (date of inception of development stage). Because the shares issued in the acquisition of SunVesta AG represent control of the total shares of SunVesta’s common stock issued and outstanding immediately following the acquisition, SunVesta AG is deemed for financial reporting purposes to have acquired SunVesta in a reverse acquisition. The business combination has been accounted for as a recapitalization of SunVesta giving effect to the acquisition of 100% of the outstanding common shares of SunVesta AG. The surviving entity reflects the assets and liabilities of SunVesta and SunVesta AG at their historical book value. The issued common stock is that of SunVesta, the accumulated deficit is that of SunVesta AG, and the statements of operations is that of SunVesta AG for the three and nine months ended September 30, 2007 and 2006 and cumulative amounts, plus that of SunVesta from August 28, 2007 through September 30, 2007.

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-KSB for the period December 31, 2006 and Form 8K filed September 27, 2007. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim results of operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2007.

In January 2005 (date of inception of development stage), the Company changed its business focus to the development of private equity financial products, whose funds will be invested primarily in the hospitality and related industry.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

Note 2 - Additional Footnotes Included By Reference

Except as indicated in the notes below, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-KSB for the year ended December 31, 2006 and the Form 8K filed September 27, 2007. Therefore, those footnotes are included herein by reference.

Note 3 – Principles of Consolidation

The consolidated financial statements include the accounts of SunVesta, Inc., and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Notes 4 - Going Concern

As shown in the accompanying financial statements, the Company has negative working capital, an accumulated deficit, and has incurred a net loss at September 30, 2007. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. Management’s plan also includes negotiations to convert significant portions of existing debt into equity.

An estimated $10 million is believed necessary to continue operations and increase development through the next fiscal year. The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships. The Company currently has plans for a hotel in the Papagayo Gulf Tourism Project area of Costa Rica and the hotel is expected to open in 2010.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 5 – Property and Equipment

Property and equipment consists of the following:

Land	$7,000,000
IT Equipment	181,535
Furniture and equipment	29,148
Leasehold improvements	64,772
Construction in-process (see Note 6)	2,116,885
9,392,340
Less accumulated depreciation	(119,400)

$9,272,940

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

Note 6 – Construction In-Process

The Company owns a land lot and a concession to build a hotel and apartments on the land lot situated in the Papagayo Gulf Tourism Project area of Costa Rica.

At September 30, 2007, the Company had incurred $2,116,885 of costs (principally consisting of architectural plans and drawings) related to construction of a luxury hotel and resort on the grounds of the aforementioned Costa Rica land lot.

Note 7 – Note Payable

The Company’s note payable consists of a $700,000 note payable to Brues y Fernandez Construciones S.A. (ByF), a construction contractor (see Note 6 and 11). The Company has agreed to pay interest at 6% beginning June 1, 2007. The Company is currently discussing repayment terms with ByF. The note is collaterized by common shares in Rich Land Investments Limitada.

Note 8 – Advances from Related Parties

Advances from related parties consists of unsecured due on demand advances as follows:

Zypam Ltd.	$2,591,584
TT	72,399

$2,663,983

Zypam Ltd. and TT are shareholders of the Company. The Company has an agreement with Zypam Ltd. that requires a 3% interest charge on funds advanced and contains a subordination clause wherein all other creditors of the Company were given a higher security interest. The advance from TT is noninterest bearing and has no specific repayment terms.

Note 9 – Deposits on Stock

During 2007 and 2006, a group of individuals executed investment agreements with the Company and deposited an aggregate amount of $6,553,123 (comprised of cash and marketable securities) with the Company. In the investment agreements, the investors agreed to accept varying amounts of common shares in the Company. These deposits were converted into equity on September 28, 2007.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

Note 10 – Related Party Transactions

Certain of the Company’s related parties (see Note 8) provided consulting services for a fee to the Company. Consulting expenses to these parties totaled approximately $99,000 and $197,000 in 2007 and 2006, respectively.

Note 11 – Construction Related Agreement

On March 19, 2007, the Company executed an agreement with Brues y Fernandez Construciones S.A. (ByF), a construction contractor based in Madrid, Spain. Terms of the agreement stated that ByF and the Company will negotiate in good faith but on a non-binding basis the appointment of ByF as general contractor of a hotel on the land lot in the Papagayo Gulf Tourism Project area of Costa Rica (see Note 6).

Note 12 – Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This statement clarifies the accounting for uncertainty in income tax positions. The Company adopted the provisions of FIN 48 on January 1, 2007. The Company did not make any adjustment to opening retained earnings as a result of the implementation. The Company recognizes interest accrued related to unrecognized tax benefits along with penalties in operating expenses. During the nine months ended September 30, 2007, the Company did not recognize any interest or penalties relating to income taxes.

ITEM 2.	MANAGEMENT’S PLAN OF OPERATION

This Management's Plan of Operation and Results of Operation and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as "anticipates," "expects," "believes," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to those discussed in the subsections entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended September 30, 2007. Our fiscal year end is December 31.

General

The Company was incorporated under the laws of the State of Florida on September 12, 1989, as Thor Ventures Corp. On November 26, 2002, the Company changed its name to “Jure Holdings, Inc.” as part of a process to restructure the corporation. On April 25, 2003, we acquired OPENLiMiT Holding AG (“OPENLiMiT AG”), a Swiss developer of digital signature software and subsequently changed our name to OPENLiMiT, Inc. We spun-off OPENLiMiT, AG to our stockholders on September 1, 2005. On August 24, 2007 the Company changed its name to “SunVesta, Inc. and on August 27, 2007 acquired SunVesta AG (“SunVesta”) as a wholly owned subsidiary.

SunVesta was incorporated under the laws of Switzerland on December 18, 2001 and is domiciled in Zug, Switzerland. SunVesta intends to develop luxury hotels and resorts in emerging tourist destinations that will offer factional ownership with international membership privileges. SunVesta operates through its wholly-owned subsidiaries, Sunvesta Projects and Management AG, a Swiss incorporated company and Rich Land Investments Limitada, a Costa Rica incorporated company.

SunVesta will concentrate initially on offering luxury hotel products located in attractive, top-class coastal vacation destinations in countries such as Costa Rica, Vietnam and Turkey that are fast emerging as popular tourist destinations. Building on the anticipated success of its initial offerings, SunVesta intends to extend its innovative program of private residence clubs and fractional ownership to traditional tourist destinations in order to attract business, sports and shopping travelers. Ultimately, SunVesta intends to develop at least one exclusive luxury hotel and resort in the top vacation destination on each continent in addition to at least five world-class locations that will serve as city boutique and mountain resort hotels.

SunVesta’s initial real estate development is to be constructed on 8.5 hectares of land that includes a concession to build an exclusive resort & spa hotel with a luxury private residence club on prime land located in Guanacaste, Costa Rica. Guanacaste has long been considered the most beautiful of Costa Rica’s provinces. SunVesta purchased the land and the concession by acquiring all of the common stock of Rich Land Investments Limitada through a series of incremental payments in the aggregate of $7,000,000 between May of 2006 and September of 2007. The construction of the $120 million SunVesta Papagayo Princess Resort is expected to start in the spring of 2008, to be completed in 2010.

Our plan of operation for the coming year is to focus on the development of our business model, which will require $10,000,000 in funding over the next 12 months. We are confident that these funds, to be used primarily in the construction of SunVesta’s initial luxury resort, will be made available from debt or equity financings.

Results of Operations

During the nine month period ended September 30, 2007 and the year ended December 31, 2006, the Company’s operations were limited to satisfying continuous public disclosure requirements while negotiating and completing the acquisition of SunVesta.

Net Losses/Income

For the period from January 1, 2005 until September 30, 2007, the Company incurred a net loss of $6,892,948. Net losses for the three month period ended September 30, 2007 were $805,173 as compared to net losses of $973,010 for the three months ended September 30, 2006. Net losses for the nine month period ended September 30, 2007 were $2,510,117 as compared to net losses of $1,592,209 for the nine months ended September 30, 2006. Our net losses in the current three and nine month periods are attributable to general and administrative expenses, sales and marketing expenses and losses on the sale of investments. General and administrative expenses include financing costs, accounting costs, consulting fees, leases, employment costs, professional fees and costs associated with the preparation of disclosure documentation. We did not generate any revenues during this period.

The Company expects to continue to incur losses through the year ended December 31, 2007.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that might offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on its operations over the past three years.

Capital Expenditures

The Company expended a significant amount on capital expenditures in connection with the purchase of land that includes a concession to build a hotel and private residence club in Costa Rica, for the period from January 1, 2005 to September 30, 2007.

Liquidity and Capital Resources

As of September 30, 2007, we had current assets of $96,680 and total assets of $9,369,620 as compared to a working capital deficit of $5,033,167. These assets consist of $12,766 in cash, $53,126 in deposits and $30,788 in prepaid items and advances. Net stockholders' equity in the Company was $4,239,773 at September 30, 2007. The Company has been in the development stage since inception, and has experienced significant changes in liquidity, capital resources and stockholders’ equity.

Cash flow used in operating activities was $3,256,372 for the period from January 1, 2005 to September 30, 2007. Cash flow used in operating activities for the nine month period ended September 30, 2007 was $1,304,394 as compared to $1,168,893 for the nine months ended September 30, 2006. The increase in cash flow used in operating activities in the current nine month period was due primarily to the net losses accrued through operating expenses mitigated by an increase in accounts payable.

Cash flow provided by financing activities was $11,774,020 for the period from January 1, 2005 to September 30, 2007. Cash flow provided by financing activities for the nine month period ended September 30, 2007 was $8,784,882 as compared to $1,461,446 for the nine months ended September 30, 2006. Cash flow provided by financing activities in the current nine month period can be attributed to net proceeds given to stock deposits, advances from related parties and notes payable.

Cash flows used in investing activities was $8,368,681 for the period from January 1, 2005 to September 30, 2007. Cash flows used in investing activities for the nine month period ended September 30, 2007 was $7,429,464 as compared to $389,963 for the nine months ended September 30, 2006. Cash flow used in investing activities in the current nine month period can be primarily attributed to the purchase of property in Costa Rica offset by proceeds from the sale of securities.

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

Off Balance Sheet Arrangements

As of September 30, 2007, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

The Company’s limited operating history; anticipated losses; uncertainly of future results.

The Company has no operating history upon which an evaluation of its business prospects can be based. Rather, the Company’s prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the acceptance of its business model.

The Company will be incurring costs to develop its luxury real estate and hospitality business. There can be no assurance that we will be profitable on a quarterly or annual basis. In addition, as the Company expands its business operations it will likely need to increase its operating expenses and increase its administrative resources. To the extent that such expenses are not subsequently followed by commensurate revenues, our business results of operations and financial condition would be materially adversely affected.

The Company has a historical record of losses which may continue.

The Company reported cumulative operating losses between January 1, 2005 and September 30, 2007 of $6,892,948 and operating losses for the nine months ended September 30, 2007 of $2,510,117. The historical record indicates that the Company has not realized revenue from its efforts and cannot provide us with any certainty that revenue is forthcoming or that revenue would be sufficient to support operations. The sum of these indicators creates uncertainty as to whether the Company will ever transition from losses to profits. Should the Company continue to incur losses it would be unable to meet its working capital requirements which inability would stifle operations.

Need for additional financing.

The Company has no revenue from operations and therefore is not able to meet operating costs. As such, the Company will need to raise capital within the next twelve months to implement its plan of operation. However, there can be no assurance that the Company will be able to raise the required capital or that any capital raised will be obtained on favorable terms. Failure to obtain adequate capital would significantly curtail the Company’s business.

Unpredictability of future revenues; potential fluctuations in the Company’s operating results.

Since the Company has no history of generating revenues within the niche luxury real estate market in which it intends to compete, it is unable to forecast revenues accurately. The Company’s current and future expense levels are based largely on its own investment/operating plans and estimates of future revenue. The Company may be unable to adjust spending to compensate for any unexpected revenue shortfall or delay. Accordingly, any significant shortfall or delay in revenue in relation to our planned expenditures would have an immediate adverse affect on the Company’s business, financial condition, and results of operations.

Dependence on key personnel.

The Company’s performance and operating results are substantially dependent on the continued service and performance of its managers, officers, and directors. The Company intends to hire additional management personnel as they move forward with their business model. Competition for such personnel is intense, and there can be no assurance that the Company will be able to retain its key management employees, or that it will be able to attract or retain highly qualified technical personnel in the future. The loss of the services any of our key employees or the inability to attract and retain the necessary management personnel could have a material adverse effect upon the Company’s business.

Unproven acceptance of the Company’s approach to offering fractional ownership of luxury real estate.

Although the concept of fractional ownership of luxury real estate is not new to the hospitality industry, our plan of operation incorporates proven traditional elements of fractional ownership with unproven concepts yet to be offered. As a result, the Company does not know with any certainty whether its services and/or products will be accepted within the hospitality marketplace. If the Company’s services and/or products prove to be unsuccessful within the marketplace, such failure could materially adversely affect our financial condition, operating results, and cash flows.

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

Our internal controls over financial reporting may not be considered effective, which could result in a loss of investor confidence in financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2007, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to assert that our internal controls are effective as of December 31, 2007, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2006, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and our financial position. The Company believes that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2007. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

(b)	Changes in internal controls over financial reporting.

During the quarter ended September 30, 2007, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On August 10, 2007 the Company’s stockholders met to consider the acquisition of SunVesta and matters related to the prospective acquisition. Company stockholders holding a majority of those shares entitled to vote on the matters presented for consideration voted to change the name of the company to “SunVesta, Inc.”; to increase the number of authorized preferred shares to 50,000,000; to approve the terms and conditions of the agreement to acquire SunVesta as a wholly owned subsidiary; to effect a fifty to one (50:1) reverse split consolidation of the then outstanding common shares; and to elect Thomas Meier and Stephan Berndt as directors of the Company effective on closing the acquisition of SunVesta.

The name change to SunVesta, Inc., the reverse split consolidation and the increase in authorized preferred shares were effected at the close of business on August 24, 2007 pursuant to filings with the Florida Secretary of State, the Company’s transfer agent and the Over the Counter Bulletin Board. Thomas Meier and Stephan Berndt assumed their positions as members of our board of directors on August 27, 2007 on the closing of the agreement to acquire SunVesta.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 22 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 12th day of November, 2007.

SUNVESTA, INC.

Thomas Meier

Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit	Page
No.	Description
3(i)(a)	* Articles of Incorporation (incorporated by reference from the Form 10-SB filed with the Commission on December 31, 1999).
3(i)(b)	* Amended Articles of Incorporation (incorporated by reference from the Form 10-KSB filed with the Commission on April 9, 2003).
3(i)(c)	* Amended Articles of Incorporation (incorporated by reference from the Form 10-QSB filed with the Commission on November 17, 2003).
3(i)(d)	* Amended Articles of Incorporation (incorporated by reference from the Form 8-K filed with the Commission on September 27, 2007).
3(ii)(a)	* Bylaws (incorporated by reference from the Form 10-SB filed with the Commission on December 31, 1999).
3(ii)(b)	* Amended Bylaws (incorporated by reference from the Form 10-QSB filed with the Commission on November 17, 2003).
10(i)

*                          Securities Exchange Agreement and Plan of Exchange dated June 18, 2006 between the Company and ZAG Holdings AG (incorporated by reference from the Form 8-K filed with the Commission on June 21, 2007).

10(ii)	* Purchase and Sale Agreement between ZAG Holding AG and Trust Rich Land Investments, Mauricio Rivera Lang dated May 1, 2006 for the acquisition of Rich Land Investments Limitada.

10(iii) *   Debt Settlement Agreement dated September 28, 2007 with Evelyne Bucher (incorporated by reference from the Form 8-K filed with the Commission on October 9, 2007).

10(iv) *  Debt Settlement Agreement dated September 28, 2007 with Erdogan Gökuman (incorporated by reference from the Form 8-K filed with the Commission on October 9, 2007).

10(v) *   Debt Settlement Agreement dated September 28, 2007 with Isik Hidir (incorporated by reference from the Form 8-K filed with the Commission on October 9, 2007).

10(vi) *  Debt Settlement Agreement dated September 28, 2007 with Elvan Tekin (incorporated by reference from the Form 8-K filed with the Commission on October 9, 2007).

10(vii) * Debt Settlement Agreement dated September 28, 2007 with Nurhan Tokay (incorporated by reference from the Form 8-K filed with the Commission on October 9, 2007).

10(viii) * Debt Settlement Agreement dated September 28, 2007 between the Company and Ismail Tokay.

10(ix) *  Debt Settlement Agreement dated September 28, 2007 between the Company and Hüseyin Tokay.

10(x) *  Debt Settlement Agreement dated September 28, 2007 with Turan Tokay (incorporated by reference from the Form 8-K filed with the Commission on October 9, 2007).

10(xi) *  Debt Settlement Agreement dated September 28, 2007 with Turan Tokay (incorporated by reference from the Form 8-K filed with the Commission on October 9, 2007).

10(xii) * Debt Settlement Agreement dated September 28, 2007 with Hans-Jorg Hartmann (incorporated by reference from the Form 8-K filed with the Commission on October 9, 2007).

10(xiii) * Debt Settlement Agreement dated September 28, 2007 with the Tremula Group Ltd. (incorporated by reference from the Form 8-K filed with the Commission on October 9, 2007).

10(xiv) * Debt Settlement Agreement dated September 28, 2007 with Integra Holding AG (incorporated by reference from the Form 8-K filed with the Commission on October 9, 2007).

10(xv) * Debt Settlement Agreement dated September 28, 2007 with Zypam Ltd. (incorporated by reference from the Form 8-K filed with the Commission on October 9, 2007).

10(xvi) * Debt Settlement Agreement dated September 28, 2007 with Zypam Ltd. (incorporated by reference from the Form 8-K filed with the Commission on October 9, 2007).

10(xvii) * Debt Settlement Agreement dated September 28, 2007 with Zypam Ltd. (incorporated by reference from the Form 8-K filed with the Commission on October 9, 2007).

10(xvi) * Debt Settlement Agreement dated September 28, 2007 with HTV Atkiengesellschaft(incorporated by reference from the Form 8-K filed with the Commission on October 9, 2007).

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