Form 10-K
period 2007-12-31
SUNVESTA, INC.
filed 2008-04-09
CIK 1060409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑          Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007.

☐        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from        to .

Commission file number: 000-28731

SUNVESTA, INC.

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	98-0211356 (I.R.S. Employer Identification No.)

Seestrasse 97, Oberrieden, Switzerland CH-8942

(Address of principal executive offices) (Zip Code)

011 41 43 388 40 60

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: none.

Securities registered under Section 12(g) of the Exchange Act: common stock (title of class), $0.001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933: Yes ☐     No ☑.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act: Yes ☐     No ☑.

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑     No ☐.

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act: smaller reporting company ☑.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐     No ☑.

The aggregate market value of the registrant's common stock, $0.01 par value, held by non-affiliates (21,201,254 shares) was approximately $59,363,511 based on the average closing bid and asked prices ($2.80) for the common stock on April 7, 2008.

At April 7, 2008, the number of shares outstanding of the registrant's common stock, $0.01 par value (the only class of voting stock), was 28,831,254.

PART I

ITEM 1.	BUSINESS

As used herein the terms “Company,” “we,” “our,” and “us” refer to SunVesta, Inc., its predecessors, and its subsidiaries, unless context indicates otherwise.

Corporate History

The Company was incorporated under the laws of the State of Florida on September 12, 1989, as “Thor Ventures Corp.” On November 26, 2002, the Company’s name was changed to “Jure Holdings, Inc.” as part of a process to restructure the corporation. On April 25, 2003, we acquired OPENLiMiT Holding AG, a Swiss developer of digital signature software and subsequently changed our name to “OPENLiMiT, Inc.” We spun-off OPENLiMiT, Holding AG to our stockholders on September 1, 2005. On August 24, 2007 we changed the Company’s name to “SunVesta, Inc.” and on August 27, 2007 acquired SunVesta Holding AG as a wholly owned subsidiary.

SunVesta HoldingAG was incorporated under the laws of Switzerland on December 18, 2001 and is domiciled in Zug, Switzerland. SunVesta HoldingAG operates through its wholly-owned subsidiaries, as follows:

SunVesta Holding AG

SunVesta Projects & Management AG Switzerland 100%	SunVesta Tourism Costa Rica Limitada Costa Rica 100%	Rich Land Investments Limitada Costa Rica 90%	SunVesta Turistik Yatirim ve Ticaret A.S. Turkey 100%

The Company’s principal place of business is located at Seestrasse 97, Oberrieden, Switzerland, CH-8942, and our telephone number is (011) 41-43-388-40-60.

The Company’s registered agent is Corpdirect Agents, Inc., located at 515 E. Park Ave., Tallahassee, Florida, 32301.

The Company

The Company intends to develop high-end luxury hotels and resorts in emerging tourist destinations. These complexes will be composed of a traditional hotel operation combined with villas to be sold within the framework of a fractional private residence club program. Members will have international membership privileges.

We will concentrate initially on offering luxury hotel products located in attractive, top-class coastal vacation destinations in countries such as Costa Rica, Vietnam and Turkey that are fast emerging as popular tourist destinations. Building on the anticipated success of our initial offerings, we intend to extend our innovative program of private residence clubs and fractional ownership to traditional tourist destinations in order to attract business, sports, and shopping travelers. Ultimately, we intend to develop at least one exclusive luxury hotel and resort in the top vacation destination on each continent in addition to at least five world-class locations that will serve as city boutique and mountain resort hotels.

Our initial real estate development is to be constructed on 8.5 hectares of prime land located in Guanacaste, Costa Rica, that includes a concession to build an exclusive resort & spa hotel with a luxury private residence club. The construction of the $190 million SunVesta Papagayo Princess Resort is expected to start in 2009 and to be completed in late 2010 or early 2011.

Business Considerations

Country specific conditions are taken into account when fractional ownership properties are considered for development. The main variable factor is the definition of the right of use that can range from temporary renting or leasing assignments to ownership-like securitization, from built-in taking-back and buy-back options or refund terms including capital reimbursement to indefinite ownership transfers.

We intend to direct our investment priority towards emerging market countries with beneficial land acquisition costs and the foreseeable development of tourism, in countries such as Costa Rica, Vietnam and Turkey. More basic considerations as to where to develop properties include the stability of local political conditions, geologically useful cultivability, and types of destinations that attract a five-star clientele. Each potential investment is first compared against a validation checklist and then, if warranted, subjected to a substantial due diligence process. Since location is key to the success of any tourist based luxury real estate project each development is carefully considered during the eligibility process. We also intend to consider projects in fully developed tourist areas. Promising development opportunities often arise from luxury real estate developments driven into foreclosure or sold at auction.

Distribution Channels

The Company intends to utilize traditional and existing third party distribution channels. We are in the process of identifying experienced business-partners to achieve best sales results. The selection of third party contractors will be made according to geographical and demographical requirements. For example: we will focus on engaging contract sales organizations to market the SunVesta Papagayo Princess Resort in Costa Rica from the United States, Canada, Central America, and South America.

Other prospective distribution channels are:

•	Large and strong real estate brokers
•	Travel agencies
•	Asset managers and insurance brokers
•	Specialized brokers for residence clubs, destination clubs and high-end fractional interests
•	Hotel management companies
•	Direct Sales at the resort through SunVesta and/or the hotel management company
•	Fractional Interest Market - Key Findings

Industry Size (from Fractional Interest Report by NorthCourse Leisure Real Estate Solutions)

As of March 2005, some 170 fractional interest resorts that had begun sales prior to December 31, 2004 have been identified. The majority of fractional resorts are located in the U.S. (142), followed by Canada (16), Mexico (5), the Caribbean (4) and three in other locations. These counts include only significant offerings, and not properties with only a handful of units. Also excluded in this count are “destination clubs”, as defined in a following section.

Fractional interest resorts may be arbitrarily classified by aggregate retail sales price per unit, including 93 resorts in the “traditional fractional interest” tier at less than $500 per square foot, 40 in the “high-end fractional” (HFI’s) tier at $500 to $999 per square foot, and 37 “Private Residence Clubs” (PRC’s) with $1,000 or higher per square foot. HFI’s and PRC’s have shown particularly strong growth in recent years. Among the 72 identified fractional resorts in active sales during 2004, 16 were traditional fractional interests, 27 were HFI’s, and 29 were PRC’s.

Fractional interest resorts in active sales during 2004 offered approximately 2,195 units. Half of these units were offered in PRC’s resorts (52.2%).

Fractional interest sales totaled approximately $1,075 million worldwide during 2004. Included in the total are $625 million in developer sales volume of fractional interests and $450 million in sales volume of destination clubs. This represents a substantial increase to 2003, when fractional interest developers sold an estimated $373 million in new fractional interests and destination clubs sold $140 million in memberships. A continuous market growth of over 30% per year (average) is expected for the next 10 years.

In addition to the above $1,075 million, $31.5 million of resales and $436.7 million of presales were generated in the 2004 for a grand total of over $1.5 billion.

Product (from Fractional Interest Report by NorthCourse Leisure Real Estate Solutions)

Fractional interest resorts exist in four primary types of destinations – ski (52%), golf (23%), beach (20%) and urban (3%).

Fractional interest share sizes range from 1/25 (two weeks of annual ownership) to 1/4 (13 weeks of annual ownership). Among other resorts actively selling in 2004, the average size of traditional fractionals was 1/5, which equates to 9 or 10 weeks of annual ownership. HFI and PRC resorts tended towards smaller fractions, averaging 1/7 and 1/8 shares respectively (6 to 8 weeks of annual ownership).

The average price of a fractional interest was $221,600 in 2004, up from an average of $207,800 in 2003. Prices at PRC resorts averaged $247,000 per fraction, HFI’s $165,000 per fraction and traditional fractional interests $99,200 per fraction. Prices are expected to increase at the same rate for the coming years.

Maintenance fees average $285 per week of annual use for traditional fractional interests, $830 for HFI’s and $1,430 for PRC’s. Fees vary significantly by unit size, resort features, and other characteristics.

The most common reservation methods are rotating priority systems (owners select their choice of weeks based on rotating priority) and rotating calendar systems (weeks assigned each owner change on a pre-determined basis).

One bedroom units are most common at traditional fractional resorts, while two-bedroom units are most common at HFI and PRC resorts. Among other resorts selling in 2004, traditional fractional units averaged 1,670 square feet, HFI’s 2,500 square feet, and PRC’s 1,740 square feet. PRC units tend to be smaller than HFI units due to locations featuring exceptionally high land values and/or construction costs.

Seven out of ten active fractional resorts reports affiliation with an external exchange company. In addition, many resorts offer internal exchange through a club or private relationship between independent developers. Rental and resale programs are offered by more than half of all active resorts.

HFI and PRC Owners (from Fractional Interest Report by NorthCourse Leisure Real Estate Solutions)

HFI and PRC owners tend to be married empty-nesters in their mid to earlier fifties. Owners are very affluent, as 45.4% report a household income of $500,000 or more. Many hold membership in a country club (55%), and own some other form of vacation property in addition to their fractional interest.

The vast majority of owners report being satisfied with their fractional interest (92.7%). This includes 71.2% that are “very” satisfied and 21.5% that are “somewhat” satisfied. In addition more than 9 out of 10 owners either already have recommended fractional ownership to a friend or relative, or are willing to do so.

The most important purchase motivations, as reported by owners are: (1) location of the resort; (2) quality of finishes and furnishings; and (3) extent of on-site amenities and activities. The most important purchase hesitations are: (1) worry that they may not always receive their preferred time or home; (2) concerns about ability to resell; and (3) annual dues and maintenance fees.

Partners

Brues Y Fernandez

The Company entered into a contract in March of 2007 with the Spanish construction company Brues Y Fernandez which contract contains a non-binding commitment to build the complete project and to supply part of the financing for the construction.

The Brues Y Fernandez Group is the general construction contractor for the project in Costa Rica. Its international experience is combined by personal commitment reflected in the willingness to share in the construction financing and contribute liability capital to obtain construction loans. The Brues Y Fernandez Group has substantial international experience, particularly in South America. As with all the cooperation partners, it has experience in similar projects and a wide range of references guaranteeing services of the highest quality.

Wimberly Allison Tong & Goo

The Company is currently in midst of the project development. We were able to contract the world’s leading corporations for design, development and management for luxury Hotels and Resorts

Wimberly Allison Tong & Goo is an international architect firm based in England and the United States and will be taking on general architectural responsibility for the Costa Rica project. Over the last 50 years, Wimberly Allison Tong & Goo has established itself as leading design consultant and developer in the hospitality, leisure and entertainment industries with project experience in over 130 countries. Apart from various awards and prizes for international architectural services, the firm can boast highly regarded projects in the field of hospitality realization that amply demonstrate both its high creative and technical competence.

Gettys

Gettys is a global design firm specializing in interior design, interior architecture and procurement services for the hospitality industry, headquartered in Chicago, Illinois with offices in Miami, Irvine, and Hong Kong.

With nearly twenty years of experience in hotel design, Gettys is committed to providing sustainable design, an extensive portfolio of projects represents a diverse selection of hotel design and resort design project– from the Americas to the Caribbean and Asia   - with complex architecture, notable surroundings, and subtle project nuances makes Gettys an ideal, seasoned partner on any hospitality design project

The Hotel of Tomorrow (H.O.T.) Project is a groundbreaking initiative of Gettys. An exclusive think-tank, the H.O.T. Project seeks to conceptualize the future of the hospitality industry and foster the spirit of innovation through collaboration.

Ossenbach Pendones & Bonilla S.A.

As the operative architect firm in Costa Rica, Ossenbach Pendones & Bonilla S. A. is locally responsible for implementing Wimberly Allison Tong & Goo's plans. The Company is pleased to have signed up Ossenbach Pendones & Bonilla S. A., in particular Mr. C. Ossenbach, because this architect firm with its 30-year track record has already completed such projects as a cooperation partner for an internationally recognized agency and enjoys an outstanding reputation in its own country.

Amstein + Walthert AG

The engineering company Amstein + Walthert AG will be responsible for installing the high-performance building plant and in addition act as the quality controller for the Costa Rica resort and no doubt in future projects as well. Amstein + Walthert AG is one of the largest engineering companies in Switzerland; internationally awarded and renowned for its outstanding engineering services, which cover practically every aspect of construction including solar energy, geothermal energy and building plant.

Isselbaecher Food Service Equipment GmbH

Isselbaecher Food Service Equipment GmbH will be responsible for kitchen planning and construction in the Costa Rica project, but probably also for other projects to follow. This is such a crucial issue that the Company is not prepared to put it in the hands of architects or general contractors, but wants to avail itself of the expertise of a specialist so that the demands of an international 5-star plus hotel operator can be satisfied. Since 1970, Isselbaecher Food Service Equipment GmbH has been the outstanding and competent contact worldwide for planning and implementing large-kitchen projects of all kinds, such as in hotels, restaurants, bistros, schools and universities and also hospitals etc.; a long reference list underscores the required experience.

Montejo & Associates

The law firm Montejo & Associates has been engaged by the Company to handle all the legal aspects in conjunction with the acquisition of the site in Costa Rica and its development, in particular with respect to the envisaged use of running a hotel and also the commercial prominence of the project. Montejo & Associates is further contracted to support the Company in obtaining building permission.

Montejo & Associates was established in 1987, and is primarily devoted to real estate matters. The owner, Andr?s Montejo, is an attorney-at-law and notary public and was a President of the National Housing and Urban Development Institute. Apart from that, he taught property and ownership law (for over ten years) as a professor at the University of Costa Rica. The law firm specializes and has proven expertise in the areas of importance for the Company: Residential Condominiums, Urban Development, Tourist Development, Tourist Concessions, Marine Costal Zone, Mortgages, Property Purchase, Houses and Buildings, Negotiation, Due Diligence, Property Survey, Purchase-Sale Agreements, Escrow Services, Title Transfers and Guaranties.

Tourist Demographics – Costa Rica

•	Between 1998 and 2005 the number of tourists visiting Costa Rica has almost doubled.
•	Costa Rica is being considered as one of the most attractive tourism destinations worldwide.
•	The demand for new hotel rooms is increasing per year by a minimum of 4%.
•	The yearly growth of Costa Rica’s tourism industry is 6.6%.
•	The “Plan Nacional de Turismo” (2002 – 2012) is expecting an average of 2.5 million tourists and an additional demand for accommodation facilities of 49,000 rooms by 2012 (2005: 32,000).
•	Over 60% of tourists’ come from the U.S. and Canada. The balance comes from Europe (approx. 30%), South America and the Caribbean (10%).

Marketing and Advertising Methods

The Company intends to recruit or mandate third party expertise to help marketing and selling our hospitality related products. Our biggest effort will be focused on the marketing and sale of fractional interests in the Papagayo Princess Resort & Spa Hotel. Professional support for this endeavor is currently being evaluated and once a marketing partner is appointed remuneration will primarily be based on success.

Competition

Efforts to establish an affiliation of luxury tourist real estate developments that offer fractional ownership are fragmented and very competitive. Although we do not believe that we will compete directly with any other programs due to our novel approach, we do believe that we will compete indirectly with a number of companies, both private and public, that are active in developing and promoting fractional ownership in tourist destinations. Many of these competitors, such as “Exclusive Resorts”, “Four Seasons” and “St. Regis” are substantially larger and better funded than we are with significantly longer histories of real estate development. Nonetheless, we believe that competition in the development of luxury real estate properties that cater to the hospitality industry is based principally on the following factors:

•	the location of the development;
•	the level of service offered;
•	the terms of fractional ownership offered;
•	the preferential treatment of clients; and
•	the reputation of the business.

We anticipate that, as our business develops, we will respond successfully to these considerations.

Further, we believe that we have certain distinctive competitive advantages over all or many of our competitors that will enable us to progress the development of our plan of operation. The advantages include:

•	the location of its initial Costa Rican project;
•	client privileges;
•	environmental integrity; and

•	the willingness of our project managers to consider joint venture relationships with third parties to maximize resources in real estate development.

All of these factors in combination with the dedication of our personnel will enable us to be competitive in offering fractional ownership of luxury real estate dedicated to the hospitality industry.

Marketability

The products to be sold by the Company, fractional ownership interests in luxury real estate and private club memberships within the hospitality industry, are purchased by a diverse array or buyers within an established market place. The market for fractional ownership opportunities can be sourced on a worldwide basis. Fractional interest sales totaled approximately $1,075 million worldwide during 2004. Included in the total are $625 million in developer sales volume of fractional interests and $450 million in sales volume of destination clubs. This represents a substantial increase over 2003, when fractional interest developers sold an estimated $373 million in new fractional interests and destination clubs sold $140 million in memberships. A continuous market growth of over 30% per year (average) is expected for the next 10 years.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts

The Company currently has registered its “SunVesta” trademark in various countries.

Governmental and Environmental Regulation

The Company’s operations are subject to a variety of national, federal, state and local laws, rules and regulations relating to, among other things, worker safety and the use, storage, discharge and disposal of environmentally sensitive materials.

We believe that we are in compliance in all material respects with all laws, rules, regulations and requirements that affect our business. Further, we believe that compliance with such laws, rules, regulations and requirements do not impose a material impediment on our ability to conduct business.

Employees

The Company is a development stage company and currently has 5 employees. Our management uses consultants, attorneys, and accountants to assist in the conduct of our business

Reports to Security Holders

The Company’s annual report contains audited financial statements. We are not required to deliver an annual report to security holders and will not automatically deliver a copy of the annual report to our security holders unless a request is made for such delivery. We file all of our required reports and other information with the Securities and Exchange Commission (the “Commission”). The public may read and copy any materials that are filed by the Company with the Commission at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by us with the Commission have also been filed electronically and are available for viewing or copying on the Commission maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

The Company’s operations and securities are subject to a number of risks. Below we have identified and discussed the material risks that we are likely to face. Should any of the following risks occur, they will adversely affect our operations, business, financial condition and/or operating results as well as the future trading price and/or the value of our securities.

Risks Related to the Company’s Business

The Company’s limited operating history; anticipated losses; uncertainly of future results.

The Company has no operating history upon which an evaluation of our business prospects can be based. Rather, the Company’s prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the acceptance of its business model.

We will be incurring costs to develop our luxury real estate and hospitality business. There can be no assurance that we will be profitable on a quarterly or annual basis. In addition, as we expand our business operations we will likely need to increase our operating expenses and increase our administrative resources. To the extent that such expenses are not subsequently followed by commensurate revenues, our business results of operations and financial condition would be materially adversely affected.

The Company has a historical record of losses which may continue.

The Company reported cumulative operating losses from January 1, 2005 (date of inception of development stage) until December 31, 2007 of $7,295,409. The historical record indicates that we have not realized revenue from our efforts and cannot provide us with any certainty that revenue is forthcoming or that revenue would be sufficient to support operations. The sum of these indicators creates uncertainty as to whether we will ever transition from losses to profits. Should we continue to incur losses we would be unable to meet our working capital requirements which inability would stifle operations.

Need for additional financing.

The Company has no revenue from operations and therefore is not able to meet operating costs. As such, we will need to raise capital within the next twelve months to implement our plan of operation. However, there can be no assurance that we will be able to raise the required capital or that any capital raised will be obtained on favorable terms. Failure to obtain adequate capital would significantly curtail the Company’s business.

Unpredictability of future revenues; potential fluctuations in the Company’s operating results.

Since we have no history of generating revenues within the niche luxury real estate market in which we intend to compete, we are unable to forecast revenues accurately. Our current and future expense levels are based largely on our own investment/operating plans and estimates of future revenue. The Company may be unable to adjust spending to compensate for any unexpected revenue shortfall or delay. Accordingly, any significant shortfall or delay in revenue in relation to our planned expenditures would have an immediate adverse affect on the Company’s business, financial condition, and results of operations.

Dependence on key personnel.

Our performance and operating results are substantially dependent on the continued service and performance of our managers, officers, and directors. We intend to hire additional management personnel as we move forward with our business model. Competition for such personnel is intense, and there can be no assurance that we will be able to retain our key management employees, or that we will be able to attract or retain highly qualified technical personnel in the future. The loss of the services of any of our key employees or the inability to attract and retain the necessary management personnel could have a material adverse effect upon the Company’s business.

Unproven acceptance of the Company’s approach to offering fractional ownership of luxury real estate.

Although the concept of fractional ownership of luxury real estate is not new to the hospitality industry, our plan of operation incorporates proven traditional elements of fractional ownership with unproven concepts yet to be offered. As a result, we do not know with any certainty whether our services and/or products will be accepted within the hospitality marketplace. If our services and/or products prove to be unsuccessful within the marketplace, such failure could materially adversely affect the Company’s financial condition, operating results, and cash flows.

Risks Related to the Company’s Stock

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

The Company does not pay cash dividends.

The Company does not pay cash dividends. We have not paid any cash dividends since inception and have no intention of paying any cash dividends in the foreseeable future. Any future dividends would be at the discretion of our board of directors and would depend on, among other things, future earnings, our operating and financial condition, our capital requirements, and general business conditions. Therefore, shareholders should not expect any type of cash flow from their investment.

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

Our internal controls over financial reporting may not be considered effective in the future, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to continue to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

The Company’s shareholders may face significant restrictions on their stock.

The Company’s stock differs from many stocks in that it is a “penny stock.” The Commission has adopted a number of rules to regulate “penny stocks” including, but not limited to, those rules from the Securities Act as follows:

3a51-1

which defines penny stock as, generally speaking, those securities which are not listed on either NASDAQ or a national securities exchange and are priced under $5, excluding securities of issuers that have net tangible assets greater than $2 million if they have been in operation at least three years, greater than $5 million if in operation less than three years, or average revenue of at least $6 million for the last three years;

15g-1	which outlines transactions by broker/dealers which are exempt from 15g-2 through 15g-6 as those whose commissions from traders are lower than 5% total commissions;
15g-2	which details that brokers must disclose risks of penny stock on Schedule 15G;
15g-3	which details that broker/dealers must disclose quotes and other information relating to the penny stock market;
15g-4	which explains that compensation of broker/dealers must be disclosed;
15g-5	which explains that compensation of persons associated in connection with penny stock sales must be disclosed;
15g-6	which outlines that broker/dealers must send out monthly account statements; and
15g-9	which defines sales practice requirements.

Since the Company’s securities constitute a “penny stock” within the meaning of the rules, the rules would apply to us and our securities. Because these rules provide regulatory burdens upon broker-dealers, they may affect the ability of shareholders to sell their securities in any market that may develop; the rules themselves may limit the market for penny stocks. Additionally, the market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

Shareholders should be aware that, according to Commission Release No. 34-29093 dated April 17, 1991, the market for penny stocks has suffered from patterns of fraud and abuse. These patterns include:

•	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•

the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

SunVesta Papagayo Princess Resort & Spa

The Company owns 8.5 hectares of undeveloped prime land located in Guanacaste, Costa Rica on which we intend to build our first luxury hotel and resort the SunVesta Papagayo Princess Resort & Spa. The property includes a concession granted by the authorities that permits us to construct up to 180 bedrooms and a beach club in which we intend to offer fractional ownership interests. The Company paid $7,000,000 for the property. Construction of the hotel and resort is expected to cost $190,000,000 dollars with a completion date anticipated for late 2010 or early 2011.

The SunVesta Papagayo Princess Resort & Spa will be divided into 70 hotel suites and 28 villas (suites) of various dimensions varying from 65 square meters to 560 square meters. The resort will include a restaurantas well as spa and sport facilities and a beach club.

The Company intends to fund the initial construction of the Papagayo Princess Resort through a mortgage on the land and to complete construction with the sale of fractional ownership interests in each of the units. Fractional sales will range from $550,000 to $1,200,000 depending on the size of the unit which sales are expected to realize up to $260,000,000. Ownership will include the exclusive right to ownership of the unit for ten days per year over a twenty year term. On the conclusion of the twenty year lease term ownership of each unit will revert to the Company. Management on site will be provided by the company’s hospitality partner responsible both for running the day to day operation of the resort and leasing fractional ownerships for owners not using their time allotment in any given period.

Office

The Company currently maintains its offices at Seestrasse 97, Oberrieden Switzerland CH-8942 based on a lease due to expire on December 2010. The Company has paid $ 96,000 and $ 96,000 for the years ended December 31, 2007 and 2006, respectively, for the use of this office. We believe that we have sufficient office space for the foreseeable future in order to carry out the plan of operation described herein.

ITEM 3.	LEGAL PROCEEDINGS

The Company is currently not a party to any legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the National Association of Securities Dealers, Inc., under the symbol “SVSA.” Trading in the common stock over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. These prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the years ended December 31, 2007 and 2006 are as follows:

Year	Quarter Ended	High	Low
2007	December 31	$3.10*	$2.00*
	September 30	$3.10*	$0.05
	June 30	$0.06	$0.01
	March 31	$0.04	$0.03
2006	December 31	$0.06	$0.01
	September 30	$0.02	$0.01
	June 30	$0.04	$0.01
	March 31	$0.03	$0.01

*The Company effected a 50 to 1 reverse split on August 27, 2007.

Capital Stock

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of April 7, 2008, there were 119 shareholders of record holding a total of 28,831,254 shares of fully paid and non-assessable common stock of the 200,000,000 shares of common stock, par value $0.01, authorized.

The board of directors believes that the number of beneficial owners is greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

As of April 7, 2008, there were no shares issued and outstanding of the 50,000,000 shares of preferred stock authorized. The par value of the preferred stock is $0.01 per share. The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the board of directors.

Warrants

As of April 7, 2008, the Company had no outstanding warrants to purchase shares of our common stock.

Stock Options

As of April 7, 2008, the Company had no outstanding stock options to purchase shares of our common stock.

Dividends

The Company has not declared any cash dividends since inception and does not anticipate paying any dividends in the near future. The payment of dividends is within the discretion of the board of directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company's ability to pay dividends on its common stock other than those generally imposed by applicable state law.

Transfer Agent and Registrar

The Company’s transfer agent and registrar is Ron Harrington at Standard Register & Company, Inc., 12528 South 1840 East, Draper, Utah 84020 (801) 571-8844.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this current report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this current report. Our fiscal year end is December 31.

Discussion and Analysis

During the year ended December 31, 2007, our operations were focused on (i) satisfying continuous public disclosure requirements, (ii) negotiating and completing the acquisition of SunVesta AG, and (iii) continuing SunVesta AG’s plan of operations.

Our plan of operations for the coming year is to focus on the further development of our business model, which will require $ 10,000 000 in funding over the next 12 months. The cost for the resort is expected to be $ 190,000,000. We are confident that these funds, to be used primarily in the construction of our initial luxury resort, the Papagayo Princess Resort & Spa Hotel in Guanacaste, Costa Rica, will be made available from debt or equity financings until we begin the pre-sale of fractional ownership in the project.

Our expected timeline is as follows:

•	receive the building permit during the last quarter 2008
•	receive a mortgage loan as soon as the project is permitted in late 2008
•	start construction in early 2009
•	start selling fractional ownership in late 2008
•	end construction work by the end of 2010 or early in 2011

The delays in the start of construction are related to changes within the project due to authorities’ feedback and the pace in the fund raising process (the receipt of the building permit is expected to have a positive influence on our fund raising activities).

Results of Operations

The Company has been funded since inception from public or private debt or equity placements or by related parties in the form of loans. We do not expect to realize revenue within the next twelve months.

Net Losses

For the period from January 1, 2005 until December 31, 2007, the Company incurred a net loss of $7,295,409. (The consolidated financial statements at December 31, 2007 and 2006 assume the reverse acquisition of the Company by SunVesta AG occurred January 1, 2005, date of inception of development stage.) Net losses for the year ended December 31, 2007 were $2,912,578 as compared to net losses of $3,575,713 for the year ended December 31, 2006. Our net losses are attributable to general and administrative expenses, sales and marketing expenses, and losses on the sale of investments. General and administrative expenses include financing costs, accounting costs, consulting fees, leases, employment costs, professional fees and costs associated with the preparation of disclosure documentation. We did not generate any revenues during this period. The Company expects to continue to incur losses through the year ended December 31, 2008.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that will offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on its operations over the past three years.

Capital Expenditures

The Company expended a significant amount on capital expenditures in connection with the purchase of land that includes a concession to build a hotel and private residence club in Costa Rica, for the period from January 1, 2005 to December 31, 2007.

Liquidity and Capital Resources

As of December 31, 2007, we had current assets of $122,249 and total assets of $9,692,842, with a working capital deficit of $5,719,916. The current assets consisted of $60,480 in cash and cash equivalents, $54,892 in deposits, and $6,877 in other assets. Total stockholders' equity in the Company was $3,850,677 at December 31, 2007. The Company has been in the development stage since inception and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

Cash flow used in operating activities was $3,906,643 for the period from January 1, 2005 to December 31, 2007. Cash flow used in operating activities for the year ended December 31, 2007 was $1,921,090 as compared to $1,682,300 for the year ended December 31, 2006. The cash flow used in operating activities in the current period was due primarily to the net losses accrued through operating expenses (total net losses were $2,912,578) and a decrease in accrued expenses (totaling $475,508) that were offset by an increase in accounts payable (totaling $1,360,909).

Cash flows used in investing activities was $8,025,022 for the period from January 1, 2005 to December 31, 2007. Cash flows used in investing activities for the year ended December 31, 2007 was $7,753,141 as compared to $176,324 for the year ended December 31, 2006. Cash flow used in investing activities in the current period can be primarily attributed to the purchase of property in Costa Rica (totaling $7,982,966) offset by proceeds from the sale of securities ($242,048).

Cash flow provided by financing activities was $12,095,884 for the period from January 1, 2005 to December 31, 2007. Cash flow provided by financing activities for the year ended December 31, 2007 was $9,599,152 as compared to $1,992,004 for the year ended December 31, 2006. Cash flow provided by financing activities in the current period can be attributed to net proceeds given to stock deposits (totaling $1,849,693), advances from related parties (totaling $7,049,459), and notes payable (totaling $700,000).

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

Off Balance Sheet Arrangements

As of December 31, 2007, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended December 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled “Results of Operations” and “Description of Business”, with the exception of historical facts, are forward looking statements. A safe-harbor provision may not be applicable to the forward looking statements made in this current report. Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	our anticipated financial performance and business plan;
•	the sufficiency of existing capital resources;
•	our ability to raise additional capital to fund cash requirements for future operations;
•	uncertainties related to the Company’s future business prospects;
•	the ability of the Company to generate revenues to fund future operations;
•	the volatility of the stock market; and
•	general economic conditions.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled “Risk Factors” included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than is required by law.

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

Prior to the adoption of SFAS No. 123R, we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. We applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of our employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

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

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2007, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and our financial position. The Company believes that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 160, “Noncontrolling interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on our results of operations and financial condition if an election is made to adopt the standard.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended December 31, 2007 and 2006 are attached hereto as F-1 through F-14.

SUNVESTA, INC.

(A Development Stage Company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

Page

Report of Independent Registered Public Accounting Firm	F-2

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheet	F-4

Consolidated Statements of Operations and Comprehensive Loss	F-5

Consolidated Statements of Stockholders’ Equity	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

SunVesta, Inc.

Oberrieden, Switzerland

We have audited the accompanying consolidated balance sheet of SunVesta, Inc. [a development stage company] as of December 31, 2007, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the year ended December 31, 2007 and for the period from inception on January 1, 2005 through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of SunVesta Holding AG and Subsidiaries for the period from January 1, 2005 through December 31, 2006 were audited by other auditors whose report expressed an unqualified opinion on those statements and included an explanatory paragraph expressing concern about the Company’s ability to continue as a going concern. The financial statements as of December 31, 2006 reflect an accumulated deficit net of retained earnings of $4,381,229. Our opinion on the consolidated statements of operations, stockholders' equity (deficit) and cash flows from inception of the development stage on January 1, 2005 through December 31, 2007, insofar as it relates to amounts for prior periods through December 31, 2006, is based solely on the report of other auditors.

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

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SunVesta, Inc. as of December 31, 2007, and the consolidated results of its operations and its cash flows for the year ended December 31, 2007 and for the period from inception on January 1, 2005 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that SunVesta, Inc. will continue as a going concern. As discussed in Note 3 to the financial statements, SunVesta, Inc. has incurred losses since its inception and has not yet established profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

April 4, 2008

Salt Lake City, Utah

Board of Directors

ZAG Holding AG

Zug, Switzerland

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of ZAG Holding AG. and subsidiaries as of December 31, 2006 and the related consolidated statements of operations and comprehensive income (loss), stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ZAG Holding AG and subsidiaries as of December 31, 2006 and the results of its operations, stockholders' deficit and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company's significant and ongoing operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding the resolution of this issue are also discussed in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

May 11, 2007

SUNVESTA, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007

ASSETS

Current assets:
Cash and cash equivalents	$60,480
Deposits	54,892
Other assets	6,877

Total current assets	122,249

Property and equipment, net	9,570,593

Total assets	$9,692,842

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,500,212
Accrued expenses	163,700
Note payable	700,000
Advances from related parties	3,478,253

Total current liabilities	5,842,165

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 50,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $.01 par value; 200,000,000 shares
authorized, 28,831,254 issues and outstanding	288,312
Additional paid-in capital	10,960,466
Accumulated other comprehensive loss	(104,294)
Retained earnings prior to developmental stage	1,602
Deficit accumulated during the development stage	(7,295,409)

Total stockholder's equity	3,850,677

Total liabilities and stockholders' equity	$9,692,842

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Years Ended December 31, 2007 and 2006

			Cumulative
	2007	2006	Amounts

Revenues, net	$-	-	-
Cost of revenues	-	-	-

Gross profit	-	-	-

Operating expenses:
General and administrative expenses	2,577,126	2,438,918	5,824,177
Sales and marketing	98,286	125,735	236,889

	2,675,412	2,564,653	6,061,066

Loss from operations	(2,675,412)	(2,564,653)	(6,061,066)

Other income (expense):
Loss on sale of investments	(128,833)	(1,008,324)	(1,137,158)
Interest income	5,615	-	66,392
Interest expense	(113,948)	(45,748)	(221,207)
Gain on cancellation of debt	-	43,012	57,630

	(237,166)	(1,011,060)	(1,234,343)

Loss before provision for income taxes	(2,912,578)	(3,575,713)	(7,295,409)

Provision for income taxes	-	-	-

Net loss	$(2,912,578)	(3,575,713)	(7,295,409)

Comprehensive income (loss):
Foreign currency translation net of taxes of
$12,300, $(56,300) and $(36,000)	23,280	(106,851)	(68,294)

Comprehensive loss	$(2,889,298)	(3,682,564)	(7,363,703)

Loss per common share -
basic and diluted	$(0.14)	(0.17)

Weighted average common shares -
basic and diluted	21,222,000	21,000,000

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC. (A Development Stage Company) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) Period from January 1, 2005 (Date of Inception) to December 31, 2007
							Retained	Deficit
						Accumulated	Earnings	Accumulated	Total
					Additional	Other	Prior To	During the	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Development	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stage	Stage	(Deficit)

Balance at January 1, 2005	-	$-	21,000,000	$210,000	$281,521	$128	$1,602	$-	$493,251

Comprehensive loss:
Net loss	-	-	-	-	-	-	-	(807,118)	(807,118)
Other comprehensive income -
cumulative foreign currency
translation adjustment	-	-	-	-	-	23,149	-	-	23,149
Balance at December 31, 2005	-	-	21,000,000	210,000	281,521	23,277	1,602	(807,118)	(290,718)

Comprehensive loss:
Net loss	-	-	-	-	-	-	-	(3,575,713)	(3,575,713)
Other comprehensive income -
cumulative foreign currency
translation adjustment	-	-	-	-	-	(163,151)	-	-	(163,151)
Balance at December 31, 2006	-	-	21,000,000	210,000	281,521	(139,874)	1,602	(4,382,831)	(4,029,582)

Comprehensive loss:
Net loss	-	-	-	-	-	-	-	(2,912,578)	(2,912,578)
Other comprehensive income -									-
cumulative foreign currency									-
translation adjustment	-	-	-	-	-	35,580	-	-	35,580

Total comprehensive loss

Acquisition of OpenLimit, Inc.	-	-	1,400,017	14,000	(63,080)	-	-	-	(49,080)

Issuance of common stock for debt	-	-	6,431,237	64,312	10,742,025	-	-	-	10,806,337
Balance at December 31, 2007	-	$-	28,831,254	$288,312	$10,960,466	$(104,294)	$1,602	(7,295,409)	$3,850,677

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007 and 2006

			Cumulative
	2007	2006	Amounts
Cash Flows from operating activities:
Net loss	$(2,912,578)	(3,575,713)	(7,295,409)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	82,759	57,159	139,918
Loss on securities acquired as a deposit
on stock	-	1,008,324	1,008,324
Gain on cancellation of debt	-	(43,012)	(57,630)
(Increase) decrease in:
Other assets	23,328	(10,345)	(7,706)
Increase (decrease) in:
Accounts payable	1,360,909	294,644	2,163,469
Accrued expenses	(475,508)	586,643	142,391

Net cash used in operating activities	(1,921,090)	(1,682,300)	(3,906,643)

Cash flows from investing activities:
Proceeds from securities available-for-sale	242,048	1,498,333	1,740,381
Increase in deposits	(12,223)	(4,696)	(54,892)
Purchase of property and equipment	(7,982,966)	(1,669,961)	(9,710,511)

Net cash used in investing activities	(7,753,141)	(176,324)	(8,025,022)

Cash flows from financing activities:
Net proceeds from deposit on stock	1,849,693	1,814,724	3,664,417
Advances from related parties	7,049,459	177,280	7,731,467
Increase in notes payable	700,000	-	700,000

Net cash provided by financing activities	9,599,152	1,992,004	12,095,884

Effect of exchange rate changes	35,580	(163,151)	(104,294)

Net increase (decrease) in cash	(39,499)	(29,771)	59,925

Cash, beginning of period	99,979	129,750	555

Cash, end of period	$60,480	99,979	60,480

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

Note 1 – Organization and Basis of Presentation

On August 27, 2007, SunVesta, Inc. (formerly OpenLimit, Inc.) (SunVesta) acquired SunVesta Holding AG (SunVesta AG) (collectively the Company). SunVesta AG has four wholly-owned subsidiaries Sunvesta Projects and Management AG, a Swiss Company; Rich Land Investments Limitada, a Costa Rican Company; Sunvesta Turistik Yatririm VE, a Turkish Company; and Sunvesta Costa Rica Marketing & Sales Ltda., a Costa Rican Company.

The acquisition was completed under a Securities Exchange Agreement and Plan of Exchange (the Agreement) and the terms of the Agreement provide that SunVesta AG will be a wholly-owned subsidiary of SunVesta, and the stockholders of SunVesta AG received 21,000,000 (approximately 94% immediately after the transaction) shares of SunVesta common stock.

The consolidated financial statements at December 31, 2007 and 2006 assume the acquisition of SunVesta by SunVesta AG occurred January 1, 2005 (date of inception of development stage). Because the shares issued in the acquisition of SunVesta AG represent control of the total shares of SunVesta’s common stock issued and outstanding immediately following the acquisition, SunVesta AG is deemed for financial reporting purposes to have acquired SunVesta in a reverse acquisition. The business combination has been accounted for as a recapitalization of SunVesta giving effect to the acquisition of 100% of the outstanding common shares of SunVesta AG. The surviving entity reflects the assets and liabilities of SunVesta and SunVesta AG at their historical book value. The issued common stock is that of SunVesta, the accumulated deficit is that of SunVesta AG, and the statements of operations are those of SunVesta AG for the years ended December 31, 2007 and 2006 and cumulative amounts, plus that of SunVesta from August 28, 2007 through December 31, 2007.

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

Note 2 - Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although actual results could differ from those estimates, management believes it has considered and disclosed all relevant information in making its estimates that materially affect reported performance and current values.

Cash and Cash Equivalents

For purposes of the consolidated statement of cash flows, the Company considers cash on deposit and short-term investments with initial maturity dates of three months or less to be cash.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

Note 2 - Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Maintenance and repairs are charged to expense as incurred. Costs of property and equipment and major renewals or betterments are capitalized and depreciated over the estimated useful lives of the related assets. Depreciation and amortization are computed by using the straight-line method. The cost of property disposed of and related accumulated depreciation or amortization is removed from the accounts at the time of disposal, and gain or loss is reflected in operations.

Long-Lived Assets

The Company evaluates its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets”. Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of these assets and is recorded in the period in which the determination was made.

Income Taxes

Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to net operating loss carryforwards.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This statement clarifies the accounting for uncertainty in income tax positions.

The Company adopted the provisions of FIN 48 on January 1, 2007. The Company did not make any adjustment to opening retained earnings as a result of the implementation. The Company recognizes interest accrued related to unrecognized tax benefits along with penalties in operating expenses. During the year ended December 31, 2007 and 2006, the Company did not recognize any interest and penalties relating to income taxes. The Company did not have any accrual for the payment of interest and penalties at December 31, 2007.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

Note 2 - Summary of Significant Accounting Policies (continued)

Translation of Foreign Currencies

Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at the applicable exchange rates at year-end. Net gains or losses resulting from the translation of the Company’s assets and liabilities are reflected as a separate component of stockholders’ equity. A negative translation impact on stockholders’ equity reflects a current relative U.S. dollar value higher than at the point in time that assets were actually acquired in a foreign currency. A positive translation impact would result from a U.S. dollar weaker than at the point in time foreign assets were acquired.

Income and expense items are translated at the weighted average rate of exchange (based on when transactions actually occurred) during the year.

Notes 3 - Going Concern

As shown in the accompanying financial statements, the Company has negative working capital, and has incurred net losses since inception. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. Management’s plan also includes negotiations to convert significant portions of existing debt into equity.

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

Note 4 – Property and Equipment

Property and equipment consists of the following:

Land	$7,000,000
IT Equipment	176,905
Furniture and equipment	29,979
Leasehold improvements	66,617
Construction in-process (see Note 5)	2,437,010

9,710,511
Less accumulated depreciation	(139,918)

$9,570,593

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

Note 5 – Construction In-Process

The Company owns a land lot and a concession to build a hotel and apartments on the land lot situated in the Papagayo Gulf Tourism Project area of Costa Rica.

At December 31, 2007, the Company had incurred $2,437,010 of costs (principally consisting of architectural plans and drawings) related to construction of a luxury hotel and resort on the grounds of the aforementioned Costa Rica land lot.

Note 6 – Note Payable

The Company’s note payable consists of a $700,000 note payable to Brues y Fernandez Construciones S.A. (ByF), a construction contractor (see Note 5 and 11). The note is repayable in Euros and is collaterized by 10% of common shares in Rich Land Investments Limitada and bears interest at 6% beginning June 1, 2007. The note is due in August 2008 and is payable in monthly installments of $100,000, plus interest, beginning in February 2008.  Currently in default.

Note 7 – Advances from Related Parties

Advances from related parties consist of unsecured due on demand advances as follows:

Zypam Ltd	$3,404,057
TT	74,196

$3,478,253

Zypam Ltd. and TT are shareholders of the Company The Company has an agreement with Zypam Ltd that requires a 3% interest charge on funds advanced and contains a subordination clause wherein all other creditors of the Company were given a higher security interest. The advances from Zypam are partly secured by a 30% pledge in Richland Investments Limitada. The advance from TT is noninterest bearing and has no specific repayment terms.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

Note 8 – Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

Years Ended
December 31,	Cumulative
2007	2006	Amounts

Income tax benefit at statutory rate	$980,000	1,250,000	2,600,000)
Change in valuation allowance	(980,000)	(1,250,000)	(2,600,000)

$-	-	-

Deferred tax assets are as follows:

2007	2006

Net operating loss carryforwards	$2,600,000	1,620,000
Valuation allowance	(2,600,000)	(1,620,000)

$-	-

The Company has net operating loss carryforwards of approximately $7,500,000, which begin to expire in the year 2017. The amount of net operating loss carryforwards that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

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

Note 10 – Related Party Transactions

Certain of the Company’s related parties (see Note 7) provided consulting services for a fee to the Company. Consulting expenses to these parties totaled approximately $212,000 and $106,000 in 2007 and 2006, respectively.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

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

Note 12 – Operating Leases

The Company leases certain property and automobiles under non-cancelable operating leases which expire in 2010. Rental expense related to these operating leases for the years ended December 31, 2007 and 2006, was approximately $228,000 and $258,000, respectively. Future minimum rental payments under non-cancelable operating leases are approximately as follows:

Year ending
December 31,	Amount

2008	$213,000
2009	139,000
2010	116,000

$468,000

Note 13 – Supplemental Cash Flow Information

Actual cash paid for interest and income taxes for the years ended December 31, 2007 and 2006, was approximately as follows:

2007	2006

Interest	$27,500	$3,000

Income taxes	$-	$-

The Company issued 6,431,237 shares of common stock in exchange for a reduction in deposits on stock of $6,553,123 and advances from related parties of $4,253,214.

As part of the reverse acquisition (see Note 1) the Company assumed liabilities of Open Limit, Inc. in the amount of $49,080.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

Note 14 – Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 160, “Noncontrolling interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on our results of operations and financial condition if an election is made to adopt the standard.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This statement clarifies the accounting for uncertainty in income tax positions. The Company adopted the provisions of FIN 48 on January 1, 2007. The Company did not make any adjustment to opening retained earnings as a result of the implementation. The Company recognizes interest accrued related to unrecognized tax benefits along with penalties in operating expenses. For the year ended December 31, 2007, the Company did not recognize any interest or penalties relating to income taxes.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES (ITEM 9A (T))

Management's Annual Report on Internal Control over Financial Reporting

The Company’s management, including our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive and chief financial officers and implemented by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of their inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control  — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only the management’s report in this Form 10-K.

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the Company:

Name	Age	Year Elected/Appointed	Positions Held
Thomas Meier	38	2007	CEO, CFO, PAO, and director
Stephan Berndt	37	2007	Director

Thomas Meier was appointed chief executive officer, chief financial officer, and principal accounting officer on August 27, 2007 and was elected as a director of the Company on August 10, 2007.

Thomas Meier studied law at Zurich University and received his Zurich attorney license in 2000. He also attended part-time management and leadership courses. He is currently enrolled in the part-time Executive MBA Program at Zurich University.

Thomas Meier also worked at Zurich District Court, where from 1999 he was a staff and line manager responsible for a court division with some 70 employees. He served as a judge sitting alone to try civil and criminal law cases and for international mutual assistance in civil matters. In 2005 and 2006 he practiced as an attorney in a larger commercially oriented, international law firm in Zurich. Between 1996 and 2003 he and a business partner operated a consulting company in the fitness, spa and wellness industry. For a few years Thomas Meier was also legal consultant to the Swiss Bob, Luge and Skeleton Association.

Thomas Meier is not the executive officer or director of any other public companies.

Stephan Berndt was elected as a director of the Company on August 10, 2007.

Stephan Berndt is a trustee and completed his training as an expert in finance and accounting holding a Swiss federal certificate. After various training and development courses, inter alia to qualify as a Swiss Bank Association financing coach, he is now studying law part time.

He worked for IBM and larger Swiss industrial corporations, before becoming independent. He has been involved in retail and service ventures and also holds corresponding Administrative Board posts. For about 10 years he was a part-time lecturer at various commercial colleges at diploma level. He also examines bookkeepers on behalf of the Swiss Commercial Association.

Stephan Berndt is not the executive officer or director of any other public companies.

No other persons are expected to make any significant contributions to the Company’s executive decisions who are not executive officers or directors of the Company.

Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings and no director receives any compensation for services rendered as a director. The Company may adopt a provision for compensating directors in the future.

Term of Office

Our directors are appointed for a one (1) year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws. Our executive officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors or executive officers

Director Independence

The Company is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. However, for purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). NASDAQ Rule 4200(a)(15) states that a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we consider Mr. Berndt to be an independent director.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(A) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, we are not aware of any persons who, during the period ended December 31, 2007, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company has incorporated a copy of its Code of Ethics as Exhibit 14 to this Form 10-K. Further, our Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting us.

Board of Directors Committees

The board of directors has not established an audit committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee’s responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, the Company will be required to establish an audit committee.

The board of directors has not established a compensation committee.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The objective of the Company’s compensation program is to provide compensation for services rendered as an executive officer. Our salaries are designed to retain the services of our executive officer. Salary and a bonus are currently the only types of compensation utilized in our compensation program. We utilize these forms of compensation because we feel that it is adequate to retain and motivate our executive officer. The amounts we deem appropriate to compensate our executive officer are determined in accordance with market forces; we have no specific formula to determine compensatory amounts at this time. While we have deemed that our current compensatory program and the decisions regarding compensation are easy to administer and are appropriately suited for our objectives, we may expand our compensation program to any additional future employees to include options and other compensatory elements.

Table

The following table provides summary information for the years 2007, and 2006 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000:

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Thomas Meier CEO, CFO, PAO and director*	2007 2006	165,000 140,000	8,000 -	- -	- -	- -	- -	35,000 35,000	200,000 175,000
Henry Dattler CEO, CFO, PAO, and director**	2007 2006	- -	- -	- -	- -	- -	- -	- -	- -

*

Appointed to executive positions on August 27, 2007; paid through Sunvesta Projects & Management AG, a wholly owned operating subsidiary of SunVesta AG, per an employment agreement dated February 1, 2006.

**	Resigned position on the board of directors and executive positions on August 27, 2007.

We have no “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, or “Nonqualified Deferred Compensation”. Nor do we have any “Post Employment Payments” to report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s 28,831,254 shares of common stock issued and outstanding as of April 7, 2008, with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group.

Names and Addresses of Managers and Beneficial Owners	Title of Class	Number of Shares	Percent of Class
Thomas Meier CEO, CFO, PAO and director Ausser Vollikon 248 Egg, Switzerland V8 Ch-8132	Common	630,000	2.19%
Stephan Berndt, Director Schlossbergstr 6 Ruti, Switzerland V8 Ch-8630	Common	0	0%
Turan Tokay Zuerchestrasse 40 Schlieren, Switzerland Ch-8952	Common	2,435,266	8.45%
Jerag Property S.A. P.O. Box 1777, Belize City, Belize	Common	1,848,000	6.41%
Behrami Holdings S.A. 35a Regent Street, Belize City, Belize	Common	2,835,000	9.83%
Officer and directors (2) as a group	Common	630,000	2.19%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year or in any presently proposed transaction which, in either case, has or will materially affect us, except those listed below.

Hotellerie Consulting Turan Tokay (TT)provided consulting services to the Company pursuant to the terms of a consulting agreement amounting to $106,000 in 2007.

On August 27, 2007, the Company issued 630,000 shares of common stock to Thomas Meier in exchange for 18,000 shares of SunVesta AG pursuant to the terms and conditions of the Securities Exchange Agreement and Plan of Exchange dated June 19, 2007.

On February 1, 2006, Sunvesta Projects & Management AG, a wholly owned operating subsidiary of SunVesta AG, entered into an employment agreement with Thomas Meier, our sole executive officer and one of our directors, with a compensation package that included a salary ($165,000 in 2007), an annual bonus, and fringe benefits that include a car and continuing education expenses.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees and Services

Pritchett, Siler & Hardy (“Pritchett”) and Williams and Webster P.S. (‘Williams”) have provided audits of the Company’s annual financial statements and a review of the Company’s quarterly financial statements. The following is an aggregate of fees billed during each of the last fiscal years for professional services rendered by each of our principal accountants.

	2007 - Pritchett	2006 - Pritchett	2007- Williams
Audit fees - auditing of our annual financial statements and preparation of auditors' report.	$ 4,890	$ -	$42,788.25
Audit-related fees - review of quarterly financial statements.	$ 7,500	$ 1,200	$8,547.50
Tax fees - preparation and filing of three major tax-related forms and tax planning.	-	-	-
All other fees - other services provided by our principal accountants.	-	-	-
Total fees paid or accrued to our principal accountants	$ 12,390	$1,200	$51,355.75

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to the Company by Pritchett, as detailed above, were pre-approved by the Company’s board of directors. Pritchett and Williams performed all work only with their permanent full time employees.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-11, and are included as part of this Form 10-K:

Financial Statements of The Company for the years ended December 31, 2007 and 2006:

Report of Independent Registered Public Accounting Firm

ConsolidatedBalance Sheets

ConsolidatedStatements of Income

Consolidated Statementsof Stockholders’ Equity

ConsolidatedStatements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 29 of this Form 10-K, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any financial statement schedules as part of this Form 10-K because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 8th day of April, 2008.

SUNVESTA, INC.

/s/ Thomas Meier

Thomas Meier

Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Meier	Director	April 8, 2008

Thomas Meier

/s/ Stephan Berndt	Director	April 8, 2008

Stephan Berndt

INDEX TO EXHIBITS

Exhibit	Description

3(i)(a)*	Articles of Incorporation (incorporated by reference from the Form 10-SB filed with the Commission on December 31, 1999).
3(i)(b)*	Amended Articles of Incorporation (incorporated by reference from the Form 10-KSB filed with the Commission on April 9, 2003).
3(i)(c)*	Amended Articles of Incorporation (incorporated by reference from the Form 10-QSB filed with the Commission on November 17, 2003).
3(i)(d)*	Amended Articles of Incorporation (incorporated by reference from the Form 8-K filed with the Commission on September 27, 2007).
3(ii)(a)*	Bylaws (incorporated by reference from the Form 10-SB filed with the Commission on December 31, 1999).
3(ii)(b)*	Amended Bylaws (incorporated by reference from the Form 10-QSB filed with the Commission on November 17, 2003).
10(i)*

Securities Exchange Agreement and Plan of Exchange dated June 18, 2006 between the Company and SunVesta AG (formerly ZAG Holdings AG) (incorporated by reference from the Form 8-K filed with the Commission on June 21, 2007).

10(ii)*	Purchase and Sale Agreement between ZAG Holding AG and Trust Rich Land Investments, Mauricio Rivera Lang dated May 1, 2006 for the acquisition of Rich Land Investments Limitada.
10(iii)*	Debt Settlement Agreement dated September 28, 2007 with Evelyne Bucher (incorporated by reference from the Form 8-K filed with the Commission on October 9, 2007).
10(iv)*	Debt Settlement Agreement dated September 28, 2007 with Erdogan Gцkuman (incorporated by reference from the Form 8-K filed with the Commission on October 9, 2007).
10(v)*	Debt Settlement Agreement dated September 28, 2007 with Isik Hidir (incorporated by reference from the Form 8-K filed with the Commission on October 9, 2007).
10(vi)*	Debt Settlement Agreement dated September 28, 2007 with Elvan Tekin (incorporated by reference from the Form 8-K filed with the Commission on October 9, 2007).
10(vii)*	Debt Settlement Agreement dated September 28, 2007 with Nurhan Tokay (incorporated by reference from the Form 8-K filed with the Commission on October 9, 2007).
10(viii)*	Debt Settlement Agreement dated September 28, 2007 between the Company and Ismail Tokay.
10(ix)*	Debt Settlement Agreement dated September 28, 2007 between the Company and Huseyin Tokay.
10(x)*	Debt Settlement Agreement dated September 28, 2007 with Turan Tokay (incorporated by reference from the Form 8-K filed with the Commission on October 9, 2007).
10(xi)*	Debt Settlement Agreement dated September 28, 2007 with Turan Tokay (incorporated by reference from the Form 8-K filed with the Commission on October 9, 2007).
10(xii)*	Debt Settlement Agreement dated September 28, 2007 with Hans-Jorg Hartmann (incorporated by reference from the Form 8-K filed with the Commission on October 9, 2007).

10(xiii)*	Debt Settlement Agreement dated September 28, 2007 with the Tremula Group Ltd. (incorporated by reference from the Form 8-K filed with the Commission on October 9, 2007).
10(xiv)*	Debt Settlement Agreement dated September 28, 2007 with Integra Holding AG (incorporated by reference from the Form 8-K filed with the Commission on October 9, 2007).
10(xv)*	Debt Settlement Agreement dated September 28, 2007 with Zypam Ltd. (incorporated by reference from the Form 8-K filed with the Commission on October 9, 2007).
10(xvi)*	Debt Settlement Agreement dated September 28, 2007 with Zypam Ltd. (incorporated by reference from the Form 8-K filed with the Commission on October 9, 2007).
10(xvii)*	Debt Settlement Agreement dated September 28, 2007 with Zypam Ltd. (incorporated by reference from the Form 8-K filed with the Commission on October 9, 2007).
10(xvi)*	Debt Settlement Agreement dated September 28, 2007 with HTV Atkiengesellschaft (incorporated by reference from the Form 8-K filed with the Commission on October 9, 2007).
14*	Code of Ethics adopted March 1, 2004 (incorporated by reference from the 10KSB filed with the Commission on April 14, 2004).
21	Subsidiaries of the Company.
31

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to previous filings of the Company.