Form 10-Q
period 2008-03-31
SUNVESTA, INC.
filed 2008-05-13
CIK 1060409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 000-28731

SUNVESTA, INC.

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	98-0211356 (I.R.S. Employer Identification No.)

Seestrasse 97, Oberrieden, Switzerland CH-8942

(Address of principal executive offices) (Zip Code)

011 41 43 388 40 60

(Registrant’s telephone number, including area code)

     N/A

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑

At May 12, 2008, the number of shares outstanding of the registrant's common stock, $0.01 par value (the only class of voting stock), was 28,831,254.

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	3
Consolidated Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007 (audited)	4
Unaudited Consolidated Statements of Operations and Comprehensive Loss for the three month periods ended March 31, 2008 and March 31, 2007 and the period from inception	5
Unaudited Consolidated Statements of Cash Flows for the three month periods ended March 31, 2008 and March 31, 2007 and the period from inception	6
Notes to Unaudited Consolidated Financial Statements	7
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	15
ITEM 4T. Controls and Procedures	16

PART II. - OTHER INFORMATION
ITEM 1. Legal Proceedings	17
ITEM 1A. Risk Factors	17
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
ITEM 3. Defaults upon Senior Securities	20
ITEM 4. Submission of Matters to a Vote of Securities Holders	20
ITEM 5. Other Information	20
ITEM 6. Exhibits	20
Signatures	21
Index to Exhibits	22

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our,” “us,” “it,” and “its” refer to SunVesta, Inc., a Florida corporation, and its predecessors and subsidiaries, unless otherwise indicated. In the opinion of management, the accompanying unaudited, consolidated financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

SUNVESTA, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$11,449	$60,480
Prepaid expenses	63,601	-
Deposits	62,146	54,892
Other assets	-	6,877

Total current assets	137,196	122,249

Property and equipment, net	9,528,056	9,570,593

Total assets	$9,665,252	$9,692,842

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,559,340	$1,500,212
Accrued expenses	163,760	163,700
Note payable	683,049	700,000
Advances from related parties	4,619,661	3,478,253

Total current liabilities	7,025,810	5,842,165

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 50,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 200,000,000 shares
authorized, 28,831,254 issued and outstanding	288,312	288,312
Additional paid-in capital	10,960,466	10,960,466
Accumulated other comprehensive loss	(915,467)	(104,294)
Retained earnings prior to developmental stage	1,602	1,602
Deficit accumulated during the development stage	(7,695,471)	(7,295,409)

Total stockholders' equity	2,639,442	3,850,677

Total liabilities and stockholders' equity	$9,665,252	$9,692,842

The accompanying notes are an integral part of these consolidated financial statements

SUNVESTA, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended
	March 31,		Cumulative
	2008	2007	Amounts

Revenues, net	$-	-	-
Cost of revenues	-	-	-

Gross profit	-	-	-

Operating expenses:
General and administrative expenses	355,192	614,421	6,179,369
Sales and marketing	1,414	40,641	238,303

	356,606	655,062	6,417,672

Loss from operations	(356,606)	(655,062)	(6,417,672)

Other income (expense):
Loss on sale of investments	-	(128,224)	(1,137,158)
Interest income	161	482	66,553
Interest expense	(41,609)	(13,509)	(262,816)
Gain on cancellation of debt	-	-	57,630
Other	(2,008)	-	(2,008)

	(43,456)	(141,251)	(1,277,799)

Loss before provision for income taxes	(400,062)	(796,313)	(7,695,471)

Provision for income taxes	-	-	-

Net loss	$(400,062)	(796,313)	(7,695,471)

Comprehensive income:
Foreign currency, translation net of taxes	(811,173)	140,000	(915,467)

Comprehensive loss	$(1,211,235)	(656,313)	(8,610,938)

Loss per common share -basic and diluted	$(0.01)	(0.04)

Weighted average common shares -
basic and diluted	28,831,254	21,000,000

The accompanying notes are an integral part of these consolidated financial statements

SUNVESTA, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,		Cumulative
	2008	2007	Amounts
Cash Flows from operating activities:
Net loss	$(400,062)	(796,313)	(7,695,471)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	40,625	14,747	180,351
Loss on securities acquired as a deposit
on stock	-	128,224	1,008,324
Loss on disposal of assets	2,008	-	2,008
Gain on cancellation of debt	-	-	(57,630)
(Increase) decrease in:
Prepaid expenses	(63,601)	-	(63,601)
Other assets	6,877	(18,894)	(829)
Increase (decrease) in:
Accounts payable	59,128	(118,953)	2,222,597
Accrued expenses	60	81,919	142,451

Net cash used in operating activities	(354,965)	(709,270)	(4,261,800)

Cash flows from investing activities:
Proceeds from securities available-for-sale	-	253,823	1,740,381
Purchase of property and equipment	(96)	(2,831,124)	(9,710,415)
Deposits	(7,254)	(8,007)	(62,146)

Net cash provided by (used in) investing activities	(7,350)	(2,585,308)	(8,032,180)

Cash flows from financing activities:
Net proceeds from deposit on stock	-	1,869,682	3,664,417
Advances from related parties	681,781	849,718	8,413,248
Increase in notes payable	-	700,000	700,000
Payment on notes payable	(109,421)		(109,421)

Net cash provided by financing activities	572,360	3,419,400	12,668,244

Effect of exchange rate changes	(259,076)	-	(363,370)

Net increase (decrease) in cash	(49,031)	124,822	10,894

Cash, beginning of period	60,480	99,979	555

Cash, end of period	$11,449	224,801	11,449

The accompanying notes are an integral part of these consolidated financial statements

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

Note 1 – Organization and Basis of Presentation

The accompanying unaudited financial statements have been prepared by management in accordance with the instructions in Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-K. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim results of operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2008.

On August 27, 2007, SunVesta, Inc. (formerly OpenLimit, Inc.) (“SunVesta”) acquired SunVesta Holding AG (“SunVesta AG”) (collectively the “Company”). SunVesta AG has four wholly-owned subsidiaries: Sunvesta Projects and Management AG, a Swiss Company; Rich Land Investments Limitada, a Costa Rican Company; Sunvesta Turistik Yatririm VE, a Turkish Company; and Sunvesta Costa Rica Marketing & Sales Ltda., a Costa Rican Company.

The acquisition was completed under a Securities Exchange Agreement and Plan of Exchange (the “Agreement”) whereby SunVesta AG became a wholly-owned subsidiary of SunVesta, and the stockholders of SunVesta AG received 21,000,000 (approximately 94% immediately after the transaction) shares of SunVesta common stock.

Since the shares issued in the acquisition of SunVesta AG represented control of the total shares of SunVesta’s common stock issued and outstanding immediately following the acquisition, SunVesta AG is deemed for financial reporting purposes to have acquired SunVesta in a reverse acquisition. The business combination was accounted for as a recapitalization of SunVesta giving effect to the acquisition of 100% of the outstanding common shares of SunVesta AG.

Note 2 - Additional Footnotes Included By Reference

Except as indicated in the notes below, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2007. Therefore, those footnotes are included herein by reference.

Note 3 – Principles of Consolidation

The consolidated financial statements include the accounts of SunVesta, Inc., and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

Note 4 - Going Concern

As shown in the accompanying financial statements, the Company has negative working capital and has incurred net losses since inception. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. Management’s plan also includes negotiations to convert significant portions of existing debt into equity.

An estimated $10 million is believed necessary to continue operations and increase development through the next fiscal year. The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships. The Company currently has plans to build a hotel in the Papagayo Gulf Tourism Project area of Costa Rica that is slated to open in 2010 or 2011.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 5 – Property and Equipment

Property and equipment consists of the following:

Land	$7,000,000
IT Equipment	173,894
Furniture and equipment	29,979
Leasehold improvements	66,617
Construction in-process (see Note 6)	2,437,106

9,707,596
Less accumulated depreciation	(179,540)

$9,528,056

Note 6 – Construction In-Process

The Company owns a land lot and a concession to build a hotel and apartments on the land lot situated in the Papagayo Gulf Tourism Project area of Costa Rica.

At March 31, 2008, the Company had incurred $2,437,106 of costs (principally consisting of architectural plans and drawings) related to construction of a luxury hotel and resort on the grounds of the aforementioned Costa Rica land lot.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

Note 7 – Note Payable

The Company’s note payable consists of a note payable to Brues y Fernandez Construciones S.A. (ByF), a construction contractor (see Note 6 and 10). The note is repayable in Euros and is collaterized by 10% of the common shares in Rich Land Investments Limitada and bears interest at 6%. The note is due in August 2008 and is payable in monthly installments of approximately $100,000, plus interest, beginning February 2008. The Company has paid $100,000 plus accrued interest as at March 31, 2008. The repayment terms of the note are currently in default.

Note 8 – Advances from Related Parties

Advances from related parties consist of unsecured debt due on demand for advances as follows:

             Zypam Ltd.                                                            $    4,535,660

Turan Tokay	84,001
$4,619,661

Zypam Ltd. and Turan Tokay are shareholders of the Company.

The Company has an agreement with Zypam Ltd. that requires a 3% interest charge on funds advanced, secured in part, by a pledge over 30% of the common shares in Richland Investments Limitada. The agreement with Zypam Ltd. also contains a subordination clause wherein all other Company creditors are entitled to a priority security interest over the Company’s assets.

The advance from Turan Tokay is non-interest bearing and has no specific repayment terms.

Note 9 – Related Party Transactions

Certain of the Company’s related parties (see Note 8) provided consulting services for a fee to the Company. Consulting expenses to these parties totaled approximately $0 and $50,000 for the periods ending March 31, 2008 and 2007, respectively.

Note 10 – Construction Related Agreement

The Company executed an agreement with Brues y Fernandez Construciones S.A. (ByF), a construction contractor based in Madrid, Spain. Terms of the agreement state that ByF and the Company will negotiate in good faith, on a non-binding basis, to determine the appointment of ByF as the general contractor for the hotel intended for construction on the Company owned land lot located in the Papagayo Gulf Tourism Project area of Costa Rica (see Note 6).

.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three month period ended March 31, 2008.

Discussion and Analysis

General

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

Our initial real estate development, the Papagayo Princess Resort & Spa Hotel, is to be constructed on 8.5 hectares of prime land located in Guanacaste, Costa Rica.

Discussion and Analysis

Our plan of operation for the coming year is to focus on the further development of our business model, that will require $10,000,000 in funding over the next 12 months, which funding is currently not available, and up to $190,000,000 in funding by the time the Papagayo Princess Resort & Spa Hotel is completed. We are confident that these amounts, to be used primarily in the construction of our initial luxury resort, will be made available initially from debt or equity financings until such time as we can begin the pre-sale of fractional ownership interests in the project.

Our expected timeline to build and open the hotel is as follows:

•	receive the building permit during the last quarter 2008
•	receive a mortgage loan as soon as the project is permitted in late 2008
•	start selling fractional ownership in late 2008
•	start construction in early 2009
•	end construction work by the end of 2010 or early in 2011.

We intend to utilize traditional, existing third party distribution channels for selling fractional ownership interests and are now in the process of identifying experienced business-partners with a proven record of sales within the industry. Our initial focus is on contracting sales organizations within the western hemisphere that are well placed to market fractional ownership in our Costa Rican property. Other prospective distribution channels are:

•	Large, established real estate brokers;
•	Travel agencies;
•	Asset managers and insurance brokers;
•	Specialized brokers for residence clubs, destination clubs, and high-end fractional interests; and
•	Hotel management companies.

Results of Operations

During the three month period ended March 31, 2008, our operations were focused on satisfying continuous public disclosure requirements, the further development of our business model, and discussions with authorities in Costa Rica intended to expedite a building permit for the Papagayo Princess Resort & Spa Hotel.

The Company has been funded since inception from public or private debt or equity placements or by related parties in the form of loans.

Comprehensive Net Losses

For the period from the date of inception of development stage on January 1, 2005 until March 31, 2008 the Company incurred a comprehensive net loss of $8,610,938. Comprehensive net losses for the three months ended March 31, 2008 were $1,211,235 as compared to net losses of $656,313 for the three months ended March 31, 2007. Our comprehensive net losses in the current period are primarily attributable to general and administrative expenses of $355,192, interest expenses of $41,609, and a loss on foreign currency translation of $811,173. General and administrative expenses include financing costs, accounting costs, consulting fees, leases, employment costs, professional fees and costs associated with the preparation of disclosure documentation. We did not generate any revenues during this period. The Company expects to continue to incur losses through the year ended December 31, 2008.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that will offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on its operations over the past three years.

Capital Expenditures

The Company expended a significant amount on capital expenditures for the period from January 1, 2005 to March 31, 2008 in connection with the purchase of land that includes a concession to build a hotel and private residence club in Costa Rica.

Liquidity and Capital Resources

The Company has been in the development stage since inception and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

Cash flow used in operating activities was $4,261,800 for the period from January 1, 2005 to March 31, 2008. Cash flow used in operating activities for the three months ended March 31, 2008 was $354,965 as compared to $709,270 for the three months ended March 31, 2007. Cash flow used in operating activities in the current period was due primarily to net losses from operations and an increase in prepaid expenses. Cash flows used in investing activities was $8,032,180 for the period from January 1, 2005 to March 31, 2008. Cash flows used in investing activities for the three months ended March 31, 2008 was $7,350 as compared to cash flows used in investing activities of $2,585,308 for the three months ended March 31, 2007. Cash flow provided by financing activities was $12,668,244 for the period from January 1, 2005 to March 31, 2008. Cash flow provided by financing activities for the three months ended March 31, 2008 was $572,360 as compared to $3,419,400 for the three months ended March 31, 2007. Cash flow provided by financing activities in the current period can be attributed to advances from related parties of $681,781 offset by the payments on a note payable of $109,421.

As of March 31, 2008, we had current assets of $137,196 and total assets of $9,665,252, with a working capital deficit of $6,888,614. Our current assets consisted of $11,449 in cash and cash equivalents, $62,146 in deposits, and $63,601 in prepaid expenses. Our current liabilities totaled $7,025,810 and consisted of $4,619,661 in advances from related parties, $1,559,340 in accounts payable, $683,049 for a note payable, and $163,760 in accrued expenses. Total stockholders' equity in the Company was $2,639,442 at March 31, 2008.

Nonetheless, we do not have sufficient current assets to meet our current obligations or satisfy cash needs over the next twelve months and will be required to pursue debt or equity financing to maintain operations. Sources for such prospective financing may consist of loans from shareholders, the sale of common stock or other equity instruments, or loans from other sources. Although we have funded our cash needs from inception sales of our equity and a series of debt transactions, we can provide no assurance that we will be able to obtain the required financing. The Company has no current commitments or arrangements with respect to funding or immediate sources of funding. Our inability to obtain funding would have a material adverse affect on our plan of operation.

The Company has no current plans for the purchase or sale of any plant or equipment. The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of March 31, 2008, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

The Company’s auditors in their audit report dated April 4, 2008 for the period ended December 31, 2007 noted substantial doubt as to our ability to continue as a going concern as a result of accumulated losses since inception and our failure to establish profitable operations. Our ability to continue as a going concern requires that we either realize net income from operations or obtain funding from outside sources. Since our business plan does not anticipate revenue within the next twelve months, management’s plan to ensure our ability to continue as a going concern includes: (i) the private placement of debt or equity; (ii) pre-selling fractional ownership interests in the Papagayo Princess Resort & Spa Hotel; (iii) obtaining shareholder loans; and (iv) converting existing debt to equity.

Although management believes that they will be able to obtain the funding necessary for us to continue as a going concern there can be no assurances that the anticipated means for maintaining this objective will prove successful.

Critical Accounting Policies

In Note 2 to the audited financial statements for the years ended December 31, 2007 and 2006, included in our Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and our financial position. The Company believes that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates our estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this current report, with the exception of historical facts, are forward looking statements. Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

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

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled Risk Factors included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Commission issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS 161 which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for the period beginning after November 15, 2008. The Company is currently reviewing the effect, if any, that the adoption of this statement will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements – An amendment of ARB No. 51.” This statement’s objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require ownership interests in the subsidiaries held by parties other than the parent be clearly identified. The adoption of SFAS 160 did not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations.” This revision statement’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its effects on recognizing identifiable assets and measuring goodwill. The adoption of SFAS 141 (revised) did not have an impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on our results of operations and financial condition if an election is made to adopt the standard.

In January 2007, we adopted FIN 48. FIN 48 clarifies the accounting for uncertain taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise's tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure related to uncertain income tax positions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.   Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms.

 Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the chief executive officer and the chief financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management had not identified any material weaknesses in internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

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

The Company reported cumulative operating losses from January 1, 2005 (date of inception of development stage) until March 31, 2008 of $7,695,471. The historical record indicates that we have not realized revenue from our efforts and cannot provide us with any certainty that revenue is forthcoming or that revenue would be sufficient to support operations. The sum of these indicators creates uncertainty as to whether we will ever transition from losses to profits. Should we continue to incur losses we would be unable to meet our working capital requirements which inability would stifle operations. 17

Need for additional financing.

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

Since we have no history of generating revenues within the niche luxury real estate market in which we intend to compete, we are unable to forecast revenues accurately. Our current and future expense levels are based largely on our own investment/operating plans and estimates of future revenue. The Company may be unable to adjust spending to compensate for any unexpected revenue shortfall or delay. Accordingly, any significant shortfall or delay in revenue in relation to our planned expenditures would have an immediate adverse effect on the Company’s business, financial condition, and results of operations.

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

Since the Company’s securities constitute a “penny stock” within the meaning of the rules, the rules would apply to us and our securities. Because these rules provide regulatory burdens upon broker-dealers, they may affect the ability of shareholders to sell their securities in any market that may develop; the rules themselves may limit the market for penny stocks. Additionally, the market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all. Shareholders should be aware that, according to Commission Release No. 34-29093 dated April 17, 1991, the market for penny stocks has suffered from patterns of fraud and abuse. These patterns include:

•	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	"boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•

the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 22 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  SunVesta, Inc.

/s/ Thomas Meier	May 12, 2008
Thomas Meier

Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

EXHIBITS

Exhibit	Description

3(i)(a)*	Articles of Incorporation (incorporated by reference from the Form 10-SB filed with the Commission on December 31, 1999).
3(i)(b)*	Amended Articles of Incorporation (incorporated by reference from the Form 10-KSB filed with the Commission on April 9, 2003).
3(i)(c)*	Amended Articles of Incorporation (incorporated by reference from the Form 10-QSB filed with the Commission on November 17, 2003).
3(i)(d)*	Amended Articles of Incorporation (incorporated by reference from the Form 8-K filed with the Commission on September 27, 2007).
3(ii)(a)*	Bylaws (incorporated by reference from the Form 10-SB filed with the Commission on December 31, 1999).
3(ii)(b)*	Amended Bylaws (incorporated by reference from the Form 10-QSB filed with the Commission on November 17, 2003).
10(i)*

Securities Exchange Agreement and Plan of Exchange dated June 18, 2006 between the Company and SunVesta AG (formerly ZAG Holdings AG) (incorporated by reference from the Form 8-K filed with the Commission on June 21, 2007).

10(ii)*	Purchase and Sale Agreement between ZAG Holding AG and Trust Rich Land Investments, Mauricio Rivera Lang dated May 1, 2006 for the acquisition of Rich Land Investments Limitada.
10(iii)*	Debt Settlement Agreement dated September 28, 2007 with Evelyne Bucher (incorporated by reference from the Form 8-K filed with the Commission on October 9, 2007).
10(iv)*	Debt Settlement Agreement dated September 28, 2007 with Erdogan Gцkuman (incorporated by reference from the Form 8-K filed with the Commission on October 9, 2007).
10(v)*	Debt Settlement Agreement dated September 28, 2007 with Isik Hidir (incorporated by reference from the Form 8-K filed with the Commission on October 9, 2007).
10(vi)*	Debt Settlement Agreement dated September 28, 2007 with Elvan Tekin (incorporated by reference from the Form 8-K filed with the Commission on October 9, 2007).
10(vii)*	Debt Settlement Agreement dated September 28, 2007 with Nurhan Tokay (incorporated by reference from the Form 8-K filed with the Commission on October 9, 2007).
10(viii)*	Debt Settlement Agreement dated September 28, 2007 between the Company and Ismail Tokay.
10(ix)*	Debt Settlement Agreement dated September 28, 2007 between the Company and Huseyin Tokay.
10(x)*	Debt Settlement Agreement dated September 28, 2007 with Turan Tokay (incorporated by reference from the Form 8-K filed with the Commission on October 9, 2007).
10(xi)*	Debt Settlement Agreement dated September 28, 2007 with Turan Tokay (incorporated by reference from the Form 8-K filed with the Commission on October 9, 2007).
10(xii)*	Debt Settlement Agreement dated September 28, 2007 with Hans-Jorg Hartmann (incorporated by reference from the Form 8-K filed with the Commission on October 9, 2007).

10(xiii)*	Debt Settlement Agreement dated September 28, 2007 with the Tremula Group Ltd. (incorporated by reference from the Form 8-K filed with the Commission on October 9, 2007).
10(xiv)*	Debt Settlement Agreement dated September 28, 2007 with Integra Holding AG (incorporated by reference from the Form 8-K filed with the Commission on October 9, 2007).
10(xv)*	Debt Settlement Agreement dated September 28, 2007 with Zypam Ltd. (incorporated by reference from the Form 8-K filed with the Commission on October 9, 2007).
10(xvi)*	Debt Settlement Agreement dated September 28, 2007 with Zypam Ltd. (incorporated by reference from the Form 8-K filed with the Commission on October 9, 2007).
10(xvii)*	Debt Settlement Agreement dated September 28, 2007 with Zypam Ltd. (incorporated by reference from the Form 8-K filed with the Commission on October 9, 2007).
10(xvi)*	Debt Settlement Agreement dated September 28, 2007 with HTV Atkiengesellschaft (incorporated by reference from the Form 8-K filed with the Commission on October 9, 2007).
14*	Code of Ethics adopted March 1, 2004 (incorporated by reference from the 10-KSB filed with the Commission on April 14, 2004).
21*	Subsidiaries of the Company (incorporated by reference from the 10-K filed with the Commission on April 9, 2008).
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