Form 10-Q
period 2008-06-30
SUNVESTA, INC.
filed 2008-08-12
CIK 1060409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008.

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

At August 11, 2008, the number of shares outstanding of the registrant's common stock, $0.01 par value (the only class of voting stock), was 28,831,254.

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	3
Condensed Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007 (audited)	4
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six month periods ended June 30, 2008 and June 30, 2007 and the period from inception	5
Unaudited Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2008 and June 30, 2007 and the period from inception	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	17
ITEM 4T. Controls and Procedures	18

PART II. - OTHER INFORMATION
ITEM 1. Legal Proceedings	18
ITEM 1A. Risk Factors	18
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
ITEM 3. Defaults upon Senior Securities	22
ITEM 4. Submission of Matters to a Vote of Securities Holders	22
ITEM 5. Other Information	22
ITEM 6. Exhibits	22
Signatures	23
Index to Exhibits	24

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

SUNVESTA, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$7,993	60,480
Prepaid expenses	47,559	-
Other assets	-	6,877

Total current assets	55,552	67,357

Property and equipment, net	9,298,412	9,570,593
Deposits	112,146	54,892

Total assets	$9,466,110	9,692,842

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,278,650	1,500,212
Accrued expenses	146,916	163,700
Note payable	628,806	700,000
Advances from related parties	5,120,318	3,478,253

Total current liabilities	7,174,690	5,842,165

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 50,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 200,000,000 shares
authorized, 28,831,254 issued and outstanding	288,312	288,312
Additional paid-in capital	10,960,466	10,960,466
Accumulated other comprehensive loss	(915,467)	(104,294)
Retained earnings prior to developmental stage	1,602	1,602
Deficit accumulated during the development stage	(8,043,493)	(7,295,409)

Total stockholders' equity	2,291,420	3,850,677

Total liabilities and stockholders' equity	$9,466,110	9,692,842

The accompanying notes are an integral part of these consolidated financial statements

SUNVESTA, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Cumulative
	2008	2007	2008	2007	Amounts

Revenues, net	$-	-	-	-	-
Cost of revenues	-	-	-	-	-

Gross profit	-	-	-	-	-

Operating expenses:
General and administrative expenses	284,358	870,195	639,550	1,484,616	6,463,727
Sales and marketing	20,449	52,624	21,863	93,265	258,752
Loss on disposal of property	-	-	2,008	-	2,008
	304,807	922,819	663,421	1,577,881	6,724,487

Loss from operations	(304,807)	(922,819)	(663,421)	(1,577,881)	(6,724,487)

Other income (expense):
Loss on sale of investments	-	-	-	(128,226)	(1,137,158)
Interest income	-	5,272	5	5,754	66,553
Interest expense	(43,215)	(1,083)	(84,668)	(14,592)	(306,031)
Gain on cancellation of debt	-	-	-	-	57,630

	(43,215)	4,189	(84,663)	(137,064)	(1,319,006)

Loss before provision for income taxes	(348,022)	(918,630)	(748,084)	(1,714,945)	(8,043,493)

Provision for income taxes	-	-	-	-	-

Net loss	$(348,022)	(918,630)	(748,084)	(1,714,945)	(8,043,493)

Comprehensive income (loss):
Foreign currency translation adjustments	-	-	(811,173)	140,000	(915,467)

Comprehensive loss	$(348,022)	(918,630)	(1,559,257)	(1,574,945)	(8,958,960)

Loss per common share -
basic and diluted	$(0.01)	(0.04)	(0.03)	(0.08)

Weighted average common shares -
basic and diluted	28,831,254	21,000,000	28,831,254	21,000,000

The accompanying notes are an integral part of these consolidated financial statements

SUNVESTA, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,		Cumulative
	2008	2007	Amounts
Cash Flows from operating activities:
Net loss	$(748,084)	(1,714,945)	(8,043,493)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	62,762	24,576	202,680
Related party accrued interest	66,247	26,664	165,897
Loss on securities acquired as a deposit
on stock	-	128,224	1,008,324
Loss on disposal of assets	2,008	-	2,008
Gain on cancellation of debt	-	-	(57,630)
(Increase) decrease in:
Prepaid expenses	(47,559)	-	(47,559)
Other assets	6,877	(15,301)	(829)
Increase (decrease) in:
Accounts payable	(14,055)	198,937	2,149,414
Accrued expenses	(16,784)	(274,891)	125,607

Net cash used in operating activities	(688,588)	(1,626,736)	(4,495,581)

Cash flows from investing activities:
Proceeds from securities available-for-sale	-	253,823	1,740,381
Purchase of property and equipment	(96)	(5,003,047)	(9,710,607)
Deposits	(7,254)	(7,998)	(62,146)

Net cash provided by (used in) investing activities	(7,350)	(4,757,222)	(8,032,372)

Cash flows from financing activities:
Net proceeds from deposit on stock	-	1,877,194	3,664,417
Advances from related parties	1,066,191	3,756,958	8,698,008
Increase in note payable	-	700,000	700,000
Payments on note payable	(163,664)	-	(163,664)

Net cash provided by financing activities	902,527	6,334,152	12,898,761

Effect of exchange rate changes	(259,076)	-	(363,370)

Net increase (decrease) in cash	(52,487)	(49,806)	7,438

Cash, beginning of period	60,480	99,979	555

Cash, end of period	$7,993	50,173	7,993

The accompanying notes are an integral part of these consolidated financial statements

SUNVESTA, INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

Note 1 – Organization and Basis of Presentation

The accompanying unaudited financials statements have been prepared by management in accordance with the instructions in Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-K. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim results of operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2008.

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

The acquisition was completed under a Securities Exchange Agreement and Plan of Exchange (the “Agreement”) and the terms of the Agreement provide that SunVesta AG will be a wholly-owned subsidiary of SunVesta, and the stockholders of SunVesta AG received 21,000,000 (approximately 94% immediately after the transaction) shares of SunVesta common stock.

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

Note 3 – Principles of Consolidation

The consolidated financial statements include the accounts of SunVesta and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

SUNVESTA, INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

Notes 4 - Going Concern - continued

An estimated $10 million is believed necessary to continue operations and increase development through the current and next fiscal year. The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships. The Company currently has plans for a hotel in the Papagayo Gulf Tourism Project area of Costa Rica and the hotel is expected to open in 2010 or 2011.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 5 – Property and Equipment

Property and equipment consists of the following:

     Land                                                                    $     7,000,000
     IT Equipment                                                                 173,894

     Furniture and equipment                                                   29,979
     Leasehold improvements                                                  66,617
     Construction in-process (see Note 6)                            2,229,599

                                                                                       9,500,089

     Less accumulated depreciation                                     (201,677)

                                                                                $     9,298,412

Note 6 – Construction In-Process

The Company owns a land lot and a concession to build a hotel and apartments on the land lot situated in the Papagayo Gulf Tourism Project area of Costa Rica.

At June 30, 2008, the Company had incurred $2,229,599 of costs (principally consisting of architectural plans and drawings) related to construction of a luxury hotel and resort on the grounds of the aforementioned Costa Rica land lot.

Note 7 – Note Payable

The Company’s note payable consists of a note payable to Brues y Fernandez Construciones S.A. (ByF), a construction contractor (see Note 6 and Note 10). The note is repayable in Euros and is collaterized by 10% of common shares in Rich Land Investments Limitada and bears interest at 6%. The note is due in August 2008 and is payable in monthly installments of approximately $100,000, plus interest, beginning in February 2008. The repayment terms of the note are currently in default.

SUNVESTA, INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

Note 8 – Advances from Related Parties

Advances from related parties consist of unsecured due on demand advances as follows:

                                                                                                       June 30,     December 31,
                                                                                                         2008              2007
                                                                                                  (Unaudited)       (Audited)

     Advance from Zypam Ltd., a shareholder
     of the Company. The advance requires an
     interest charge on funds advanced at 3%.
     The advance is secured in part, by a pledge
     over 30% of the common shares in

     Richland Investments Limitada.                                               $ 4,740,420         3,377,393

     Advance from Turan Tokay, a shareholder

     of the Company. The advance is non-interest

     bearing and has no specific repayment terms.                                  84,001             74,196

     Advance from H. Rigendinger, a shareholder
     of the Company. The advance bears interest

     at 3% and has no specific repayment terms.                                  100,000                  -

     Advance from A. Oehler, a shareholder of the

     Company. The advance bears interest at 3% with

     a lump sum principal payment due no later than

     September 2008.                                                                           30,000                  -

                                                                                                     4,954,421         3,451,589

     Accrued interest on advances                                                      165,897              26,664

                                                                                              $     5,120,318         3,478,253

The agreement with Zypam Ltd. also contains a subordination clause wherein all other Company creditors are entitled to a priority security interest over the Company’s assets.

Note 9 – Related Party Transactions

Certain of the Company’s related parties (see Note 8) provided consulting services for a fee to the Company. Consulting expenses to these parties totaled approximately $0 and $120,000 for the periods ending June 30, 2008 and 2007, respectively.

SUNVESTA, INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

Note 11 – Supplemental Cash Flow Information

During the six months ended June 30, 2008, the Company:

•	Negotiated discounts with certain vendors on outstanding invoices resulting in a decrease in accounts payable and construction in progress of approximately $207,000.

•	Recorded an increase of $50,000 to deposits and advances from related parties related to earnest money paid on behalf of the Company.

.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and six month periods ended June 30, 2008.

Discussion and Analysis

General

The Company intends to develop high-end luxury hotels and resorts in emerging tourist destinations that will combine traditional hotel operations with villas that will be sold within the framework of a fractional private residence club program. Members of that program will have international membership privileges.

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

Discussion and Analysis

Our plan of operation for the coming year is to focus on the further development of our business model. We will require a minimum of $10,000,000 in new funding over the next twelve months to progress the construction of the Papagayo Princess Resort & Spa Hotel and up to $190,000,000 in funding by the time the development is completed. Although we are yet to secure any of this additional financing we are confident that these amounts will become available on a timely basis from debt or equity financings in the first instance until such time as we can begin the pre-sale of ownership interests in the project.

Our expected timeline to build and open the hotel is as follows:

•	receive the building permit during the last quarter 2008

•	receive a mortgage loan as soon as the project is permitted in late 2008

•	start selling fractional ownership in late 2008

•	start construction in mid 2009

•	end construction work by the end of 2010 or early in 2011.

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

We further intend to contract with a major luxury hotel management brand to operate the Papagayo Princess Resort & Spa Hotel and have been approached by the Wingfield Corporation, an experienced project development company based in Brussels, Belgium that is willing to assist in our search. Wingfield has further voiced a willingness to enter into a project development agreement with us that will lead to outsourcing many of our current project development activities.

Since we intend to conclude an agreement with an international luxury hotel management company in the near term and anticipate many of our outsourcing project development activities, we are now in the process of reducing our own project development staff. Nonetheless, our focus will remain on developing high-end luxury hotels and resorts in emerging tourist destinations and our operations will continue to concentrate on the conceptualization, design, sales, marketing, and monitoring of our projects.

Results of Operations

During the six months ended June 30, 2008, our operations were focused on (i) satisfying continuous public disclosure requirements, (ii) developing our business model, discussions with authorities in Costa Rica intended to expedite a building permit for the Papagayo Princess Resort & Spa Hotel, (iii) negotiations with prospective project development partners, (iv) seeking additional debt or equity financing, and (v) improving operating efficiencies.

The Company has been funded since inception from equity placements and by shareholders or partners in the form of loans. All of the capital raised to date has been allocated to the development of the Papagayo Princess Resort & Spa Hotel including the purchase of the land and general and administrative costs.

Comprehensive Net Losses

For the period from the date of inception of development stage on January 1, 2005 until June 30, 2008 the Company incurred a comprehensive net loss of $8,958,960.

Comprehensive net losses for the three months ended June 30, 2008 were $348,022 as compared to $918,630 for the three months ended June 30, 2007. Our comprehensive net losses in the current three month period are attributable to general and administrative expenses of $284,358, sales and marketing expenses of $20,449, and interest expense of $43,215 as compared to general and administrative expenses of $870,195, sales and marketing expenses of $52,624 and interest expense of $1,083 in the prior three month period.

Comprehensive net losses for the six months ended June 30, 2008 were $1,559,257 as compared to $1,574,945 for the six months ended June 30, 2007. Our comprehensive net losses in the current six month period are primarily attributable to general and administrative expenses of $639,550, sales and marketing expenses of $21,863, interest expense of $84,668, and a loss on foreign currency translation of $811,173 as compared to a $140,000 gain on foreign currency translation, general and administrative expenses of $1,484,616, sales and marketing expenses of $93,265, and interest expense of $14,592 in the prior six month period.

Decreases in general and administrative expenses in the current three and six month periods are primarily attributable to a scaling back of employees and related expenses due to our initial steps toward outsourcing our project development activities. General and administrative expenses also include financing costs, accounting costs, consulting fees, leases, professional fees and costs associated with the preparation of disclosure documentation.

We did not generate any revenues during this period.

The Company expects to continue to incur losses through the year ended December 31, 2008.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that will offset future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on its operations over the past three years.

Capital Expenditures

The Company expended a significant amount on capital expenditures for the period from January 1, 2005 to June 30, 2008 in connection with the purchase of land that includes a concession to build a hotel and private residence club in Costa Rica.

Liquidity and Capital Resources

The Company has been in the development stage since inception and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

As of June 30, 2008, we had current assets of $55,552 and total assets of $9,466,110, with a working capital deficit of $7,119,138. Our current assets consisted of $7,993 in cash and cash equivalents and $47,559 in prepaid expenses. Our total assets consisted primarily of property and equipment totaling $9,298,412. Our current liabilities totaled $7,174,690 and consisted of $5,120,318 in advances from related parties, $1,278,650 in accounts payable, $628,806 for a note payable, and $146,916 in accrued expenses. Total stockholders’ equity in the Company was $2,291,420 at June 30, 2008.

Cash flow used in operating activities was $4,495,581 for the period from January 1, 2005 to June 30, 2008. Cash flow used in operating activities for the six months ended June 30, 2008 was $688,588 as compared to $1,626,736 for the six months ended June 30, 2007. Cash flow used in operating activities in the current period was due primarily to net losses from operations and an increase in prepaid expenses. We expect to increase the use of cash flow in operating activities in future periods as financing becomes available to develop our business plan.

Cash flows used in investing activities was $8,032,372 for the period from January 1, 2005 to June 30, 2008. Cash flows used in investing activities for the six months ended June 30, 2008 was $7,350 as compared to cash flows used in investing activities of $4,757,222 for the six months ended June 30, 2007. We expect to continue to use cash flows in investing activities until such time as the Papagayo Princess Resort & Spa Hotel is completed.

Cash flow provided by financing activities was $12,898,761 for the period from January 1, 2005 to June 30, 2008. Cash flow provided by financing activities for the six months ended June 30, 2008 was $902,527 as compared to $6,334,152 for the six months ended June 30, 2007. Cash flow provided by financing activities in the current period can be attributed to advances from related parties of $1,066,191 partially offset by the payments on a note payable of $163,664. We expect to continue to realize cash flow provided by financing activities as our business development plan requires additional debt or equity funding.

The Company’s current assets are insufficient to conduct its plan of operation over the next twelve (12) months. We will have to seek at least $10,000,000 in debt or equity financing over the next twelve months to fund the development of our business plan. The Company has no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding is available. The Company’s shareholders are the most likely source of immediate funding in the form of loans or equity placements though none have made any commitment for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain funding will have a material adverse affect in the near term on our plan of operation.

The Company does not intend to pay cash dividends in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements as of June 30, 2008.

The Company had no commitments for future capital expenditures that were material at June 30, 2008 except those tied to the future construction of the Papagayo Princess Resort & Spa Hotel.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors except that employment agreement dated February 1, 2006 between Sunvesta Projects & Management AG, a wholly owned operating subsidiary of SunVesta AG and Thomas Meier, our sole executive officer and one of our directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any additional changes in the number of its employees.

Off Balance Sheet Arrangements

As of June 30, 2008, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

The Company’s auditors in their audit report dated April 4, 2008 for the period ended December 31, 2007 noted substantial doubt as to our ability to continue as a going concern as a result of accumulated losses since inception and our failure to establish profitable operations.

Our ability to continue as a going concern requires that we either realize net income from operations or obtain funding from outside sources. Since our business plan does not anticipate revenue within the next twelve months, management’s plan to ensure our ability to continue as a going concern includes: (i) additional private placements of debt or equity; (ii) pre-selling fractional ownership interests in the Papagayo Princess Resort & Spa Hotel; (iii) obtaining shareholder loans; and (iv) converting existing debt to equity. Although management believes that they will be able to obtain the funding necessary for us to continue as a going concern there can be no assurances that the anticipated means for maintaining this objective will prove successful.

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

Stock-Based Compensation

We have adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Commission issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. We applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

The Company has no outstanding stock options or related stock option expense as of June 30, 2008.

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.”

Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect SFAS 162 to have a material impact on the preparation of our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact, if any, that FSP 142-3 will have on our consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company reported cumulative operating losses from January 1, 2005 (date of inception of development stage) until June 30, 2008 of $8,043,493. The historical record indicates that we have not realized revenue from our efforts and cannot provide us with any certainty that revenue is forthcoming or that revenue would be sufficient to support operations. The sum of these indicators creates uncertainty as to whether we will ever transition from losses to profits. Should we continue to incur losses we would be unable to meet our working capital requirements which inability would stifle operations.

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

Dependence on key personnel.

Our performance and operating results are substantially dependent on the continued service and performance of our managers, officer, and directors. We intend to hire additional management personnel as we move forward with our business model. Competition for such personnel is intense, and there can be no assurance that we will be able to retain our key management employees, or that we will be able to attract or retain highly qualified technical personnel in the future. The loss of the services of any of our key employees or the inability to attract and retain the necessary management personnel could have a material adverse effect upon the Company’s business.

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

None.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 24 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SunVesta, Inc.

/s/ Thomas Meier                              August 11, 2008

Thomas Meier

Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

23

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

10(iv)*       Debt Settlement Agreement dated September 28, 2007 with Erdogan Gökuman (incorporated by reference from the Form 8-K filed with the Commission on October 9, 2007).

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