Form 10-Q
period 2008-09-30
SUNVESTA, INC.
filed 2008-11-13
CIK 1060409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008.

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

At November 13, 2008, the number of shares outstanding of the registrant's common stock, $0.01 par value (the only class of voting stock), was 30,691,102.

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	3
Condensed Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007 (audited)	4
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine month periods ended September 30, 2008 and September 30, 2007 and the period from inception	5
Unaudited Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2008 and September 30, 2007 and the period from inception	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	17
ITEM 4T. Controls and Procedures	17

PART II. - OTHER INFORMATION
ITEM 1. Legal Proceedings	18
ITEM 1A. Risk Factors	18
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
ITEM 3. Defaults upon Senior Securities	22
ITEM 4. Submission of Matters to a Vote of Securities Holders	22
ITEM 5. Other Information	22
ITEM 6. Exhibits	22
Signatures	23
Index to Exhibits	24

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

SUNVESTA, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2008	2007
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$2,718	60,480
Prepaid expenses	28,249	-
Other assets	-	6,877

Total current assets	30,967	67,357

Property and equipment, net	9,276,747	9,570,593
Deposits	56,496	54,892
Total assets	$9,364,210	9,692,842

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,166,859	1,500,212
Accrued expenses	190,651	163,700
Note payable	571,641	700,000
Advances and accrued interest from related parties	2,123,291	3,478,253
Total current liabilities	4,052,442	5,842,165

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 50,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 200,000,000 shares
authorized, 30,649,434 issued and outstanding	306,494	288,312
Additional paid-in capital	13,669,557	10,960,466
Accumulated other comprehensive loss	(307,348)	(104,294)
Retained earnings prior to developmental stage	1,602	1,602
Deficit accumulated during the development stage	(8,358,537)	(7,295,409)
Total stockholders' equity	5,311,768	3,850,677
Total liabilities and stockholders' equity	$9,364,210	9,692,842
The accompanying notes are an integral part of these financial statements.

SUNVESTA, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Cumulative
	2008	2007	2008	2007	Amounts
Revenues, net	$-	-	-	-	-
Cost of revenues	-	-	-	-	-
Gross profit	-	-	-	-	-
Operating expenses:
General and administrative expenses	275,443	740,156	916,168	2,214,772	6,740,345
Sales and marketing	-	2,578	20,688	95,843	257,577
	275,443	742,734	936,856	2,310,615	6,997,922
Loss from operations	(275,443)	(742,734)	(936,856)	(2,310,615)	(6,997,922)
Other income (expense):
Loss on disposal of assets	-	(608)	(2,008)	(128,833)	(1,139,166)
Interest income	296	2,612	301	8,366	66,693
Interest expense	(39,897)	(64,443)	(124,565)	(79,035)	(345,772)
Gain on cancellation of debt	-	-	-	-	57,630
	(39,601)	(62,439)	(126,272)	(199,502)	(1,360,615)
Loss before provision for income taxes	(315,044)	(805,173)	(1,063,128)	(2,510,117)	(8,358,537)
Provision for income taxes	-	-	-	-	-
Net loss	$(315,044)	(805,173)	(1,063,128)	(2,510,117)	(8,358,537)
Comprehensive income (loss):
Foreign currency translation adjustments	608,119	-	(203,054)	22,215	(307,348)
Comprehensive income (loss)	$293,075	(805,173)	(1,266,182)	(2,487,902)	(8,665,885)
Loss per common share -
basic and diluted	$(0.01)	(0.04)	(0.04)	(0.12)
Weighted average common shares -
basic and diluted	29,289,535	21,664,000	29,289,535	21,222,000
The accompanying notes are an integral part of these financial statements.

SUNVESTA, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,		Cumulative
	2008	2007	Amounts
Cash Flows from operating activities:
Net loss	$(1,063,128)	(2,510,117)	(8,358,537)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	84,427	70,276	224,345
Related party accrued interest	104,556	-	204,206
Loss on securities acquired as a deposit on stock	-	128,834	1,008,324
Loss on disposal of assets	2,008	-	2,008
Gain on cancellation of debt	-	-	(57,630)
(Increase) decrease in:
Prepaid expenses	(28,249)	-	(28,249)
Other assets	6,877	246	(829)
Increase (decrease) in:
Accounts payable	(125,846)	1,125,657	2,037,623
Accrued expenses	26,951	(119,290)	169,342

Net cash used in operating activities	(992,404)	(1,304,394)	(4,799,397)

Cash flows from investing activities:
Proceeds from securities available-for-sale	-	253,823	1,740,381
Purchase of property and equipment	(96)	(7,672,830)	(9,710,607)
Deposits	(1,604)	(10,457)	(56,496)

Net cash provided by (used in) investing activities	(1,700)	(7,429,464)	(8,026,722)

Cash flows from financing activities:
Net proceeds from deposit on stock	-	1,849,693	3,664,417
Advances from related parties	1,272,554	6,235,189	8,904,371
Increase in note payable	-	700,000	700,000
Payments on note payable	(163,664)	-	(163,664)

Net cash provided by financing activities	1,108,890	8,784,882	13,105,124

Effect of exchange rate changes	(172,548)	(138,237)	(276,842)

Net increase (decrease) in cash	(57,762)	(87,213)	2,163

Cash, beginning of period	60,480	99,979	555

Cash, end of period	$2,718	12,766	2,718

The accompanying notes are an integral part of these consolidated financial statements

SUNVESTA, INC.
(A Development Stage Company)

NOTES TO UNAUDITEDCONDENSEDCONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

The acquisition was completed under a Securities Exchange Agreement and Plan of Exchange (the “Agreement”) and the terms of the Agreement provided that SunVesta AG would be a wholly-owned subsidiary of SunVesta, and the stockholders of SunVesta AG received 21,000,000 (approximately 94% immediately after the transaction) shares of SunVesta common stock.

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

SUNVESTA, INC.
(A Development Stage Company)

NOTES TO UNAUDITEDCONDENSEDCONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

Notes 4 - Going Concern (continued)

An estimated $10 million is believed necessary to continue operations and increase development through the current and next fiscal year. The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships. The Company currently has plans for a hotel in the Papagayo Gulf Tourism Project area of Costa Rica.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 5 – Property and Equipment

Property and equipment consists of the following:

     Land                                                  $     7,000,000
     IT Equipment                                               173,894

     Furniture and equipment                                 29,979
     Leasehold improvements                                66,617
     Construction in-process (see Note 6)          2,229,599

                                                                     9,500,089

     Less accumulated depreciation                    (223,342)

                                                              $     9,276,747

Note 6 – Construction In-Process

The Company owns a land lot and a concession to build a hotel and apartments on the land lot situated in the Papagayo Gulf Tourism Project area of Costa Rica.

At September 30, 2008, the Company had incurred $2,229,599 of costs (principally consisting of architectural plans and drawings) related to construction of a luxury hotel and resort on the grounds of the aforementioned Costa Rica land lot.

Note 7 – Note Payable

The Company’s note payable consists of a note payable to Brues y Fernandez Construciones S.A. (ByF), a construction contractor (see Notes 6 and 10). The note is repayable in Euros and is collaterized by 10% of the common shares in Rich Land Investments Limitada and bears interest at 6%. The note was due in August 2008, therefore the repayment terms of the note are currently in default.

SUNVESTA, INC.
(A Development Stage Company)

NOTES TO UNAUDITEDCONDENSEDCONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

Note 8 – Advances from Related Parties

Advances from related parties consists of unsecured due on demand advances as follows:

                                                                                     September 30,     December 31,
                                                                                             2008                 2007
                                                                                        ( Unaudited)        (Audited)

     Advance from Zypam Ltd., a shareholder
     of the Company. The advance requires an
     interest charge on funds advanced at 3%.
     Secured in part, by a pledge of over 30% of
     the common shares in Richland Investments

     Limitada.                                                                 $     1,788,558             3,304,407

     Advance from Turan Tokay, a shareholder
     of the Company. The advance is non-interest

     bearing and has no specific repayment terms.                       76,364                 74,196

     Advance from H. Rigendinger, a shareholder
     of the Company. The advance bears interest

     at 3% and has no specific repayment terms.                         45,455                      -

     Advance from A. Oehler, a shareholder of the
     Company. The advance bears interest at 3%.
     The repayment terms of the advance are currently

     in default.                                                                           27,273                      -

                                                                                          1,937,650              3,378,603

     Accrued interest on advances                                            185,641                  99,650

                                                                                    $     2,123,291             3,478,253

The agreement with Zypam Ltd. also contains a subordination clause wherein all other Company creditors are entitled to a priority security interest over the Company’s assets.

Note 9 – Related Party Transactions

Certain of the Company’s related parties (see Note 8) provided consulting services for a fee to the Company. Consulting expenses to these parties totaled approximately $0 and $99,000 for the periods ending September 30, 2008 and 2007, respectively.

SUNVESTA, INC.
(A Development Stage Company)

NOTES TO UNAUDITEDCONDENSEDCONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

Note 10 – Construction Related Agreement

The Company executed an agreement with Brues y Fernandez Construciones S.A. (ByF), a construction contractor based in Madrid, Spain. Terms of the agreement stated that ByF and the Company will negotiate in good faith but on a non-binding basis the appointment of ByF as general contractor of a hotel on the land lot in the Papagayo Gulf Tourism Project area of Costa Rica (see Notes 6 and 7).

Note 11 – Supplemental Cash Flow Information

During the nine months ended September 30, 2008, the Company:

•	Negotiated discounts with certain vendors on outstanding invoices resulting in a decrease in accounts payable and construction in progress of approximately $207,000.

•	Entered into a debt settlement agreement whereby the Company issued 1,818,180 shares for the settlement of a related party payable in the amount of $2,727,273.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and nine month periods ended September 30, 2008.

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

Our expected timeline to build and open the hotel is as follows:

•	Receive the building permit during the last quarter 2008;

•	Receive a mortgage loan as soon as the project is permitted in late 2008 or early 2009;

•	Start selling fractional ownership in late 2008 or early 2009;

•	Start construction in mid 2009; and

•	End construction work by the end of 2010 or early in 2011.

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

Results of Operations

During the nine months ended September 30, 2008, our operations were focused on (i) satisfying continuous public disclosure requirements, (ii) developing our business model, discussions with authorities in Costa Rica intended to expedite a building permit for the Papagayo Princess Resort & Spa Hotel, (iii) negotiations with prospective project development partners, (iv) seeking additional debt or equity financing, and (v) improving operating efficiencies.

The Company has been funded since inception from equity placements and by shareholders or partners in the form of loans. All of the capital raised to date has been allocated to the development of the Papagayo Princess Resort & Spa Hotel including the purchase of the land and general and administrative costs.

Comprehensive Profits/Losses

For the period from the date of inception of development stage on January 1, 2005 until September 30, 2008 the Company incurred a comprehensive loss of $8,665,885.

Comprehensive profits for the three months ended September 30, 2008 were $293,075 as compared to comprehensive losses of $805,173 for the three months ended September 30, 2007. Our comprehensive profits in the current three month period are primarily attributable to a foreign currency translation adjustment of $608,119 that fully offset general and administrative expenses of $275,443 and interest expense of $39,897. The prior three month period’s comprehensive losses were primarily due to general and administrative expenses of $740,156 and interest expense of $64,443.

Comprehensive losses for the nine months ended September 30, 2008 were $1,266,182 as compared to $2,487,902 for the nine months ended September 30, 2007. Our comprehensive net losses in the current nine month period are primarily attributable to general and administrative expenses of $916,168, interest expense of $124,565, and a loss on foreign currency translation of $203,054 as compared to losses from general and administrative expenses of $2,214,772 and a loss on the disposal of assets of $128,833 in the prior nine month period.

Decreases in general and administrative expenses in the current three and nine month periods are primarily attributable to a scaling back of employees and related expenses due to our initial steps toward outsourcing our project development activities. General and administrative expenses also include financing costs, accounting costs, consulting fees, leases, professional fees and costs associated with the preparation of disclosure documentation.

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

Capital Expenditures

The Company expended a significant amount on capital expenditures for the period from January 1, 2005 to September 30, 2008 in connection with the purchase of land that includes a concession to build a hotel and private residence club in Costa Rica.

Liquidity and Capital Resources

The Company has been in the development stage since inception and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

As of September 30, 2008, we had current assets of $30,967 and total assets of $9,364,210, with a working capital deficit of $4,021,475. Our current assets consisted of $2,718 in cash and cash equivalents and $28,249 in prepaid expenses. Our total assets consisted primarily of property and equipment totaling $9,276,747. Our current liabilities totaled $4,052,442 which consisted of $2,123,291 in advances from related parties, $1,166,859 in accounts payable, $571,641 for a note payable, and $190,651 in accrued expenses. Total stockholders’ equity in the Company was $5,311,768 at September 30, 2008.

Cash flow used in operating activities was $4,799,397 for the period from January 1, 2005 to September 30, 2008. Cash flow used in operating activities for the nine months ended September 30, 2008 was $992,404 as compared to $1,304,394 for the nine months ended September 30, 2007. Cash flow used in operating activities in the current period was due to net losses from operations, an increase in prepaid expenses, and a decrease in accounts payable. We expect to increase the use of cash flow in operating activities in future periods as financing becomes available to develop our business plan.

Cash flows used in investing activities was $8,026,722 for the period from January 1, 2005 to September 30, 2008. Cash flows used in investing activities for the nine months ended September 30, 2008 was $1,700 as compared to cash flows used in investing activities of $7,429,464 for the nine months ended September 30, 2007. We expect to continue to use cash flows in investing activities until such time as the Papagayo Princess Resort & Spa Hotel is completed.

Cash flow provided by financing activities was $13,105,124 for the period from January 1, 2005 to September 30, 2008. Cash flow provided by financing activities for the nine months ended September 30, 2008 was $1,108,890 as compared to $8,784,882 for the nine months ended September 30, 2007. Cash flow provided by financing activities in the current period can be attributed to advances from related parties of $1,272,554 partially offset by the payments on a note payable of $163,664. We expect to continue to realize cash flow provided by financing activities as our business development plan requires additional debt or equity funding.

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

The Company had no lines of credit or other bank financing arrangements as of September 30, 2008.

The Company had no commitments for future capital expenditures that were material at September 30, 2008 except those tied to the future construction of the Papagayo Princess Resort & Spa Hotel.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any additional changes in the number of its employees.

Off-Balance Sheet Arrangements

As of September 30, 2008, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

The Company has no outstanding stock options or related stock option expense as of September 30, 2008.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards (“SFAS”) No. 163, Accounting for Financial Guarantee Insurance Contracts. SFAS No. 163 clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise's surveillance or watch list. The Company is currently evaluating the impact of SFAS No. 163.

In May 2008, FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.”

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

On May 8, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. We do not expect SFAS 162 to have a material impact on the preparation of our consolidated financial statements.

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

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company reported cumulative, comprehensive losses from January 1, 2005 (date of inception of development stage) until September 30, 2008 of $8,665,885. The historical record indicates that we have not realized revenue from our efforts and cannot provide us with any certainty that revenue is forthcoming or that revenue would be sufficient to support operations. The sum of these indicators creates uncertainty as to whether we will ever transition from losses to profits. Should we continue to incur losses we would be unable to meet our working capital requirements which inability would stifle operations.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 29, 2008, the Company authorized the issuance of 1,818,180 shares of common stock to Zypam, Ltd., a related party, as part of a debt settlement agreement in the amount of $2,727,273 or $1.50 per share, pursuant to the exemptions from registration provided by Regulation S of the Securities Act of 1933, as amended (the “Securities Act”).

The Company complied with the requirements of Regulation S by having made no directed offering efforts in the United States, by offering only to an offeree who was outside the United States at the time the shares were issued, and ensuring that the offeree to whom the stock was issued was a non-U.S. offeree with an address in a foreign country.

On October 1 and October 21, 2008, the Company authorized the issuance of an aggregate of 41,668 shares of common stock to the following officers and members of the boards of directors of the Company and the Company’s subsidiaries in recognition of their services between September 2007 and December 2008 pursuant to the exemptions from registration provided by Section 4(2) and Regulation S of the Securities Act:

Name	Shares
Thomas Meier	10,667
Stefan A. Berndt	13,167
Andrea Stierlin	6,500
Josef Mettler	5,334
Hans Rigendinger	2,000
Adrian Oehler	2,000
Turan Tokay	2,000

The Company complied with the requirements of Regulation S by having made no directed offering efforts in the United States, by offering only to offerees who were outside the United States at the time the shares were issued, and ensuring that the offerees to whom the stock was issued were non-U.S. offerees with addresses in foreign countries.

The Company complied with Section 4(2) based on the following factors: (1) the issuances were isolated private transactions by the Company which did not involve a public offering; (2) there were limited offerees who were issued the Company’s common stock for services; (3) the offerees stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offerees and the Company.

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

/s/ Josef Mettler                              November 13, 2008

Josef Mettler

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

10(xviii)*    Debt Settlement Agreement dated September 28, 2007 with HTV Atkiengesellschaft (incorporated by reference from the Form 8-K filed with the Commission on October 9, 2007).

10(xix)       Debt Settlement Agreement dated September 29, 2008 with Zypam Ltd.

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