Form 10-K
period 2008-12-31
SUNVESTA, INC.
filed 2009-04-17
CIK 1060409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008.

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

The aggregate market value of the registrant's common stock, $0.01 par value, held by non-affiliates (29,946,601 shares) was approximately $9,888,331 based on the average closing bid and asked prices ($0.33) for the common stock on April 16, 2009.

At April 16, 2009, the number of shares outstanding of the registrant's common stock, $0.01 par value (the only class of voting stock), was 30,751,102.

ITEM 1.     BUSINESS

As used herein the terms “Company,” “it,” “its,” “we,” “our,” and “us” refer to SunVesta, Inc., its predecessors, and its subsidiaries, unless context indicates otherwise.

Corporate History

The Company was incorporated under the laws of the State of Florida on September 12, 1989 as “Thor Ventures Corp.” On November 26, 2002 the Company’s name was changed to “Jure Holdings, Inc.” as part of a process to restructure the corporation. On April 25, 2003 we acquired OPENLiMiT Holding AG, a Swiss developer of digital signature software and subsequently changed our name to “OPENLiMiT, Inc.” We spun-off OPENLiMiT, Holding AG to our stockholders on September 1, 2005. On August 24, 2007 we changed the Company’s name to “SunVesta, Inc.” and on August 27, 2007 acquired SunVesta Holding AG as a wholly-owned subsidiary.

SunVesta Holding AG was incorporated under the laws of Switzerland on December 18, 2001 and is domiciled in Zug, Switzerland. SunVesta Holding AG operates through its wholly-owned subsidiaries, as follows:

SunVesta Holding AG

SunVesta Projects & Management AG Switzerland 100%	SunVesta Tourism Costa Rica Limitada Costa Rica 100%	Rich Land Investments Limitada Costa Rica 90%	SunVesta Turistik Yatirim ve Ticaret A.S. Turkey 100%

The Company’s principal place of business is located at Seestrasse 97, Oberrieden, Switzerland, CH-8942. Our telephone number is 011 41 43 388 40 60. Our registered agent is Corpdirect Agents, Inc., located at 515 E. Park Ave., Tallahassee, Florida, 32301. Their telephone number is 1 850 222 1173.

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

Business Considerations

Country specific conditions are taken into account when fractional ownership properties are considered for development. The main variable factor is the definition of the right of use that can range from temporary renting or leasing assignments to ownership-like securitization. Our investment priority is focused on emerging market countries with beneficial land acquisition costs and the foreseeable development of tourism, in countries such as Costa Rica, Vietnam and Turkey. More basic considerations as to where to develop properties include the stability of local political conditions, geologically useful cultivability, and types of destinations that attract a five-star clientele. Each potential investment is first compared against a validation checklist and then, if warranted, subjected to a substantial due diligence process. Since location is key to the success of any tourist based luxury real estate project, each development is carefully considered during the eligibility process. We also intend to consider projects in fully developed tourist areas. Promising development opportunities often arise from luxury real estate developments driven into foreclosure or sold at auction.

Distribution Channels

The Company intends to utilize traditional and existing third party distribution channels for its fractional ownership. We are in the process of identifying experienced business-partners to achieve best sales results. The selection of third party contractors will be made according to geographical and demographical requirements. For example, we will focus on engaging contract sales organizations to market the Papagayo Princess Resort & Spa Hotel in Costa Rica from the United States, Canada, Central America, and South America. Other prospective distribution channels are:

•	Large and strong real estate brokers;

•	Travel agencies;

•	Asset managers and insurance brokers;

•	Specialized brokers for residence clubs, destination clubs and high-end fractional interests;

•	Hotel management companies; and

•	Direct sales at the resort through the Company and/or the hotel management company.

Partners

Brues Y Fernandez - The Company entered into a contract in March of 2007 with the Spanish construction company Brues Y Fernandez. Brues will operate as the general construction contractor with a non-binding commitment to build the complete project and finance part of the construction for our Costa Rican project. Brues’ international experience is combined with personal commitment reflected in the willingness to share in the construction financing and contribute liability capital to obtain construction loans. Brues has substantial international experience in similar projects and a wide range of references guaranteeing services of the highest quality.

Wimberly Allison Tong & Goo - We have contracted with Wimberly Allison Tong & Goo to assist us in developing the Papagayo Princess Resort & Spa Hotel. Wimberly, based in England and the United States, is considered one of the world’s leading corporations for design, development and management for luxury hotels and resorts. Wimberly will assume general architectural responsibility for the Costa Rica project. Over the last 50 years, Wimberly has established itself as leading design consultant and developer in the hospitality, leisure and entertainment industries with project experience in over 130 countries. In addition to receiving various awards and prizes for international architectural services, the firm is highly regarded in the hospitality field for projects that amply demonstrate both high creativity and technical competence.

Gettys - Gettys is a global design firm that specializes in interior design, interior architecture and procurement services for the hospitality industry. Over twenty years of experience in the hotel industry, Gettys is committed to providing sustainable design with an extensive portfolio of projects representing a diverse selection of hotel design and resort design projects – from the Americas to the Caribbean and Asia. Complex architecture, notable surroundings, and subtle project nuances makes Gettys an ideal partner for the Papagayo Princess Resort & Spa Hotel.

Ossenbach Pendones & Bonilla S.A. - As the operative architecture firm in Costa Rica, Ossenbach Pendones & Bonilla S.A. is locally responsible for implementing Wimberly Allison Tong & Goo’s architectural plans. The Company is pleased to have signed Ossenbach with its 30-year track record and outstanding reputation.

Amstein + Walthert AG - The engineering company Amstein + Walthert AG will be responsible for installing the high-performance energy system for the Costa Rica resort and future projects. Amstein, one of the largest engineering companies in Switzerland, is internationally awarded and renowned for its outstanding engineering services including solar and geothermal energy.

Isselbaecher Food Service Equipment GmbH - Isselbaecher Food Service Equipment GmbH will be responsible for kitchen planning and construction in the Costa Rica project and future projects. Since 1970, Isselbaecher has been considered the outstanding worldwide contact for planning and implementation of large-kitchen projects of all kinds, such as five-star hotels and restaurants, bistros, schools, universities and hospitals.

Montejo & Associates - The law firm Montejo & Associates has been engaged by the Company to handle all the legal aspects in conjunction with the acquisition of the site in Costa Rica and its development. Montejo is further contracted to support the Company in obtaining building permits. Montejo was established in 1987 and is primarily devoted to real estate matters. The law firm specializes in residential condominiums, urban development, tourist development, tourist concessions, marine costal zoning, mortgages, property acquisition, negotiations, due diligence, property surveys, purchase-sale agreements, escrow services, title transfers, and guaranties.

Competition

Efforts to establish an affiliation of luxury tourist real estate developments that offer fractional ownership are fragmented and very competitive. Although we do not believe that we will compete directly with any other programs due to our novel approach, we do believe that we will compete indirectly with a number of companies, both private and public, that are active in developing and promoting fractional ownership in tourist destinations. Many of these competitors, such as “Exclusive Resorts,” “Four Seasons” and “St. Regis” are substantially larger and better funded than we are with significantly longer histories of real estate development. Nonetheless, we believe that competition in the development of luxury real estate properties that cater to the hospitality industry is based principally on the following factors:

•	location of development;

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

•	the location of our initial Costa Rican project and future projects;

  •     client privileges;

  •     environmental integrity; and

  •     the willingness of our project managers to consider joint venture relationships with third parties to maximize resources in real estate development.

All of these factors in combination with the dedication of our personnel and partners will enable us to be competitive in offering fractional ownership of luxury real estate dedicated to the hospitality industry.

Marketability

The Company will sell fractional ownership interests in luxury real estate and private club memberships within the hospitality industry. These interests are purchased by a diverse array or buyers within an established market place. The worldwide market for fractional interest sales has topped one billion dollars. This represents a continuous market growth over the last five years that is expected to continue for years to come.

Tourist Demographics – Costa Rica

•	Between 1998 and 2005 the number of tourists visiting Costa Rica almost doubled;

•	Costa Rica is being considered as one of the most attractive tourism destinations worldwide;

•	The demand for new hotel rooms is increasing per year by a minimum of 4%;

•	The yearly growth of Costa Rica’s tourism industry is 6.6%;

•	The “Plan Nacional de Turismo” (2002 – 2012) is expecting an average of 2.5 million tourists with an increasing demand for accommodation facilities; and

•	Over 60% of tourists originate from the U.S. and Canada, with 30% from Europe, and 10% from South America and the Caribbean.

Industry

There are over 170 large fractional interest resorts in North America, over 80% of which are located in the United States. These resorts can be classified by aggregate retail sales price per unit, as follows:

•	over 50% are “Traditional Fractional Interest” at less than $500 per square foot;

•	almost 25% are “High-End Fractional Interest” at $500 to $999 per square foot; and

•	over 20% are “Private Residence Clubs” at $1,000 or higher per square foot.

Of the resorts in active sales, the upper tiers have shown the greatest growth in recent years, with around half of the units sold in the Private Residence Clubs tier.

Fractional interest resorts exist in four primary types of destinations:

•	ski (over half);

•	golf (just under 25 percent);

•	beach (around 20 percent); and

•	urban (a few percent).

Fractional interest share sizes range from 1/25 (two weeks of annual ownership) to 1/4 (13 weeks of annual ownership). The upper tier resorts tend towards larger fractional interests at 1/7 and 1/8 shares (6 to 8 weeks of annual ownership).

The average price of a fractional interest is near $200,000 in 2004, with Private Residence Club unit prices averaging over $250,000 per fraction. Maintenance fees average over $1,000 per week for Private Residence Club units. Fees vary significantly by unit size, resort features, and other characteristics. Two-bedroom units are most common at High End Fractional Interest and Private Residence Club units. Private Residence Club units tend to be smaller than High End Fractional Interest units due to locations which feature exceptionally high land values and/or construction costs.

Most fractional resorts report affiliation with an external exchange company. In addition, many resorts offer internal exchange through a club or private relationship between independent developers. Rental and resale programs are offered by more than half of all active resorts.

High End Fractional Interest and Private Residence Club owners tend to be married empty-nesters in their mid to earlier fifties. Owners are very affluent with almost half reporting a household income of $500,000 or more. Over 90% of owners report being satisfied with their fractional interest and have either already recommended fractional ownership to a friend or relative, or are willing to do so. The most important purchase motivations, as reported by owners are:

•	location of the resort;

•	quality of finishes and furnishings; and

•	extent of on-site amenities and activities.

The most important purchase hesitations are:

•	worry that they may not always receive their preferred time or home;

•	concerns about ability to resell; and

•	annual dues and maintenance fees.

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

Employees

The Company is a development stage company and currently has 2 employees. Our management uses consultants, attorneys, and accountants to assist in the conduct of our business

Reports to Security Holders

The Company’s annual report contains audited financial statements. We are not required to deliver an annual report to security holders and will not automatically deliver a copy of the annual report to our security holders unless a request is made for such delivery. We file all of our required reports and other information with the Securities and Exchange Commission (the “Commission”). The public may read and copy any materials that are filed by the Company with the Commission at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by us with the Commission have also been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at http://www.sec.gov.

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

The Company has no operating history upon which an evaluation of our business prospects can be based. Rather, the Company’s prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the acceptance of its business model. We are incurring costs to develop our luxury real estate and hospitality business. There can be no assurance that we will be profitable on a quarterly or annual basis. In addition, as we expand our business operations we will likely need to increase our operating expenses and increase our administrative resources. To the extent that such expenses are not subsequently followed by commensurate revenues, our business results of operations and financial condition would be materially adversely affected.

The Company has a historical record of losses which may continue.

The Company reported cumulative, comprehensive losses from January 1, 2005 (date of inception of development stage) until December 31, 2008 of $8,792,881. The historical record indicates that we have not realized revenue from our efforts and cannot provide us with any certainty that revenue is forthcoming or that revenue would be sufficient to support operations. The sum of these indicators creates uncertainty as to whether we will ever transition from losses to profits. Should we continue to incur losses we would be unable to meet our working capital requirements which inability would stifle operations.

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

The results of the Company’s operations depend on the efforts of third parties.

Almost all of the Company’s future operations will be dependent upon the efforts of third parties. Despite being leaders in their respective fields, our dependence on third parties to initiate, determine and conduct operations could impede our own prospect of success.

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

 We incur significant expenses as a result of the Sarbanes-Oxley Act of 2002, which expenses may continue to negatively impact our financial performance.

We incur significant legal, accounting and other expenses as a result of the Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission, which control the corporate governance practices of public companies. Compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, as discussed in the following risk factor, has substantially increased our expenses, including legal and accounting costs, and made some activities more time-consuming and costly. Further, expenses related to our compliance may increase in the future, as legislation affecting smaller reporting companies comes into effect that may negatively impact our financial performance to the point of having a material adverse effect on our results of operations and financial condition.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.     PROPERTIES

Papagayo Princess Resort & Spa Hotel

The Company owns 8.5 hectares of undeveloped prime land located in Guanacaste, Costa Rica on which we intend to build our first luxury hotel and resort: the Papagayo Princess Resort & Spa Hotel. The property includes a concession granted by the authorities that permits us to construct up to 180 bedrooms and a beach club in which we intend to offer fractional ownership interests. The Company paid $7,000,000 for the property. Construction of the hotel and resort is expected to cost $190,000,000 dollars with a completion date anticipated for 2011.

The Papagayo Princess Resort & Spa Hotel will be divided into 70 hotel suites and 28 villas of various dimensions varying from 65 square meters to 560 square meters. The resort will include a restaurant, spa and sport facilities, and a beach club.

The Company intends to fund the initial construction of the Papagayo Princess Resort & Spa Hotel through a mortgage on the land and to complete construction with the sale of fractional ownership interests in each of the units. Fractional sales will range from $550,000 to $1,200,000 depending on the size of the unit which sales are expected to realize up to $260,000,000. Ownership will include the exclusive right to ownership of the unit for ten days per year over a twenty year term. On the conclusion of the twenty year lease term ownership of each unit will revert to the Company. Management on site will be provided by the company’s hospitality partner responsible both for running the day to day operation of the resort and leasing fractional ownerships for owners not using their time allotment in any given period.

Office

The Company currently maintains its offices at Seestrasse 97, Oberrieden Switzerland CH-8942 based on a lease due to expire on December 2010. The Company has paid $74,000 and $96,000 for the years ended December 31, 2008 and 2007, respectively, for the use of this office. We believe that we have sufficient office space for the foreseeable future in order to carry out the plan of operation described herein.

ITEM 3.     LEGAL PROCEEDINGS

Legal proceedings were initiated by Wimberley Allison Tong & Goo against SunVesta Projects and Management AG on November 6, 2008 in the Superior Court of the State of California, County of Orange. The claim is based on an alleged failure to satisfy the terms of a promissory note executed in exchange for certain design service rendered in connection with the Papagayo Princess Resort & Spa Hotel. The claim seeks $354,936.56 plus accrued interest in addition to legal fees incurred in prosecuting the suit. The Company has engaged counsel and is currently in discussions with the plaintiff for the purpose of resolving this claim.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2008.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the Financial Industry Regulatory Authority, under the symbol “SVSA.” Trading in the common stock over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. These prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the years ended December 31, 2008 and 2007 are as follows:

Year	Quarter Ended	High	Low
2008	December 31	$2.00	$0.50
	September 30	$3.00	$1.00
	June 30	$3.00	$2.60
	March 31	$3.00	$1.05
2007	December 31	$3.10	$2.00
	September 30	$3.10*	$0.05
	June 30	$0.06	$0.01
	March 31	$0.04	$0.03

      * The Company effected a 50 to 1 reverse split on August 27, 2007.

Capital Stock

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of April 16, 2009 there were 120 shareholders of record holding a total of 30,751,102 shares of fully paid and non-assessable common stock of the 200,000,000 shares of common stock, par value $0.01, authorized. The board of directors believes that the number of beneficial owners is greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

As of April 16, 2009 there were no shares issued and outstanding of the 50,000,000 shares of preferred stock authorized. The par value of the preferred stock is $0.01 per share. The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the board of directors.

Warrants

As of April 16, 2009 the Company had no outstanding warrants to purchase shares of our common stock.

Stock Options

As of April 16, 2009 the Company had no outstanding stock options to purchase shares of our common stock.

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

Transfer Agent and Registrar

The Company’s transfer agent and registrar is Standard Register & Company, Inc., located at 12528 South 1840 East, Draper, Utah, 84020. Their phone number is (801) 571-8844.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

On February 3, 2009 the Company agreed to issue an aggregate of 60,000 shares of its common stock valued at $0.75 a share to 5 individuals in connection with services rendered to the Company and its subsidiaries pursuant to the exemptions provided under Section 4(2) and Regulation S of the Securities Act of 1933, as amended.

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuances were isolated private transactions that did not involve a public offering; (2) there were limited offerees all of whom have some managerial responsibility with the Company; (3) the offerees committed to hold their stock; (4) there have been no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the discussions that lead to the issuance of the stock took place directly between the offerees and the Company.

Regulation S provides generally that any offer or sale that occurs outside of the United States is exempt from the registration requirements of the Securities Act, provided that certain conditions are met. Regulation S has two safe harbors. One safe harbor applies to offers and sales by issuers, securities professionals involved in the distribution process pursuant to contract, their respective affiliates, and persons acting on behalf of any of the foregoing (the “issuer safe harbor”), and the other applies to resales by persons other than the issuer, securities professionals involved in the distribution process pursuant to contract, their respective affiliates (except certain officers and directors), and persons acting on behalf of any of the foregoing (the “resale safe harbor”). An offer, sale or resale of securities that satisfies all conditions of the applicable safe harbor is deemed to be outside the United States as required by Regulation S.

The Company complied with the exemption requirements of Regulation S by having directed no offering efforts in the United States, by offering common shares only to offerees who were outside the United States at the time of the offering, and ensuring that the persons to whom the common shares were issued and authorized were non-U.S. persons with addresses in foreign countries as follows:

Name	Address	Shares
Josef Mettler	Seestrasse 97 Oberrieden, Switzerland CH-8942	18,000
Stefan A. Berndt	Schlossbergstr 6 Ruti, Switzerland CH-8630	18,000
Hans Rigendinger	Seestrasse 97 Oberrieden, Switzerland CH-8942	8,000
Adrian Oehler	Seestrasse 97 Oberrieden, Switzerland CH-8942	8,000
Turan Tokay	Zuerchestrasse 40 Schlieren, Switzerland CH-8952	8,000

On October 21, 2008, the Company agreed to issue an aggregate of 41,668 shares of its common stock valued at $1.50 a share to 7 individuals in connection with services rendered to the Company and its subsidiaries pursuant to the exemptions provided under Section 4(2) and Regulation S of the Securities Act.

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuances were isolated private transactions that did not involve a public offering; (2) there were limited offerees all of whom have some managerial responsibility with the Company; (3) the offerees stated an intention not to resell the stock; (4) there have been no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the discussions that lead to the issuance of the stock took place directly between the offerees and the Company.

The Company complied with the exemption requirements of Regulation S by having directed no offering efforts in the United States, by offering common shares only to offerees who were outside the United States at the time of the offering, and ensuring that the persons to whom the common shares were issued and authorized were non-U.S. persons with addresses in foreign countries as follows:

Name	Address	Shares
Thomas Meier	Ausser Vollikon 248 Egg, Switzerland V8 CH-8132	10,667
Josef Mettler	Seestrasse 97 Oberrieden, Switzerland CH-8942	5,334
Stefan A. Berndt	Schlossbergstr 6 Ruti, Switzerland CH-8630	13,167
Hans Rigendinger	Seestrasse 97 Oberrieden, Switzerland CH-8942	2,000
Adrian Oehler	Seestrasse 97 Oberrieden, Switzerland CH-8942	2,000
Turan Tokay	Zuerchestrasse 40 Schlieren, Switzerland CH-8952	2,000
Andrea Stierlin	Seestrasse 97 Oberrieden, Switzerland CH-8942	6,500

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

Our expected timeline to build and open the hotel is as follows:

•	Receive the building permit in mid 2009;

•	Receive a mortgage loan as soon as the project is permitted in mid 2009;

•	Start selling fractional ownership in late 2009;

•	Start construction in early 2010; and

•	End construction work by late 2011.

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

Since we intend to conclude an agreement with an international luxury hotel management company in the near term and anticipate many of our outsourcing project development activities, we have reduced our own project development staff. Nonetheless, our focus will remain on developing high-end luxury hotels and resorts in emerging tourist destinations and our operations will continue to concentrate on the conceptualization, design, sales, marketing, and monitoring of our projects.

Results of Operations

During the year ended December 31, 2008, our operations were focused on (i) satisfying continuous public disclosure requirements, (ii) developing our business model, discussions with authorities in Costa Rica intended to expedite a building permit for the Papagayo Princess Resort & Spa Hotel, (iii) negotiations with prospective project development partners, (iv) seeking additional debt or equity financing, and (v) improving operating efficiencies.

The Company has been funded since inception from equity placements and by shareholders or partners in the form of loans. All of the capital raised to date has been allocated to the development of the Papagayo Princess Resort & Spa Hotel including the purchase of the land and general and administrative costs.

Comprehensive Losses

For the period from the date of inception of development stage on January 1, 2005 until December 31, 2008 the Company incurred a comprehensive loss of $8,792,881.

Comprehensive losses for the year ended December 31, 2008 were $1,429,178 as compared to $2,889,298 for the year ended December 31, 2007. Our comprehensive losses in the current year are primarily attributable to operating expenses of $1,144,940, interest expense of $120,837, and a foreign currency translation of 240,801. The prior year’s comprehensive losses were primarily due to operating expenses of $2,675,412, loss on sale of investments of $128,833, and interest expense of $113,948.

Decreases in operating expenses over the comparative periods is primarily attributable to a scaling back of employees and related expenses due to our steps toward outsourcing our project development activities. Operating expenses consist of sales and marketing expenses and general and administrative expenses. General and administrative expenses include employee and related expenses, financing costs, accounting costs, consulting fees, leases, professional fees and costs associated with the preparation of disclosure documentation.

We did not generate any revenues during this period.

The Company expects to continue to incur losses through the year ended December 31, 2009.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that will offset future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on its operations over the past three years.

Capital Expenditures

The Company expended a significant amount on capital expenditures for the period from January 1, 2005 to December 31, 2008 in connection with the purchase of land that includes a concession to build a hotel and private residence club in Costa Rica.

Liquidity and Capital Resources

The Company has been in the development stage since inception and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

As of December 31, 2008, we had current assets of $55,015 and total assets of $9,311,799, with a working capital deficit of $4,172,543. Our current assets consisted of $39,434 in cash and cash equivalents, $6,766 in prepaid expenses, and $8,815 in other assets. Our total assets consisted primarily of property and equipment totaling $9,254,974. Our current liabilities totaled $4,227,558 which consisted of $2,402,812 in advances from related parties, $1,104,118 in accounts payable, $595,668 for a note payable, and $124,960 in accrued expenses. Total stockholders’ equity in the Company was $5,084,241 at December 31, 2008.

Cash flow used in operating activities was $5,118,943 for the period from January 1, 2005 to December 31, 2008. Cash flow used in operating activities for the year ended December 31, 2008 was $1,212,300 as compared to $1,921,090 for the year ended December 31, 2007. The decrease in cash flow used in operating activities over the comparable periods was primarily due to a decrease in net losses from operations and the realization of related party accrued interest. We expect to increase the use of cash flow in operating activities in future periods as financing becomes available to develop our business plan.

Cash flows used in investing activities was $7,972,036 for the period from January 1, 2005 to December 31, 2008. Cash flows provided by investing activities for the year ended December 31, 2008 was $52,986 as compared to cash flows used in investing activities of $7,753,141 for the year ended December 31, 2007. We expect to use cash flows in investing activities once funding becomes available for construction of the Papagayo Princess Resort & Spa Hotel.

Cash flow provided by financing activities was $13,446,908 for the period from January 1, 2005 to December 31, 2008. Cash flow provided by financing activities for the year ended December 31, 2008 was $1,351,025 as compared to $9,599,152 for the year ended December 31, 2007. Cash flow provided by financing activities in the current period can be attributed to advances from related parties of $1,514,689 partially offset by the payments on a note payable of $163,664. We expect to continue to realize cash flow provided by financing activities as our business development plan requires additional debt or equity funding.

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

The Company had no lines of credit or other bank financing arrangements as of December 31, 2008.

The Company had no commitments for future capital expenditures that were material at December 31, 2008 except those tied to the future construction of the Papagayo Princess Resort & Spa Hotel.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any additional changes in the number of its employees.

Off-Balance Sheet Arrangements

As of December 31, 2008, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Going Concern

The Company’s auditors in their audit report for the period ended December 31, 2008 filed in this Form 10-K noted substantial doubt as to our ability to continue as a going concern as a result of accumulated losses since inception and our failure to establish profitable operations.

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

Critical Accounting Policies

In Note 2 to the audited financial statements for the years ended December 31, 2008 and 2007, included in this Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and our financial position. The Company believes that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this current report, with the exception of historical facts, are forward-looking statements. Forward-looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

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

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled Risk Factors included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

Stock-Based Compensation

We have adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Commission issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. We applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized. The Company has no outstanding stock options or related stock option expense as of December 31, 2008.

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

Recent Accounting Pronouncements

In November 2008, the Emerging Issues Task Force (“EITF”) issued Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 applies to all acquired intangible assets in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive asset), assets that the acquirer will never actually use, as well as assets that will be used by the acquirer during a transition period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 is effective as of January 1, 2009. We do not expect the adoption of EITF 08-7 to have a material impact on the consolidated financial statements.

In May, 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (SFAS 163). This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. This Statement requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of this Statement. Except for those disclosures, earlier application is not permitted.  The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

In May, 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 162, “The Heirarchy of Generally Accepted Accounting Principles” (SFAS No. 162). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The sources of accounting principles that are generally accepted are categorized in descending order of authority as follows:

a.      FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB

b.      FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position

c.     AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics)

d.      Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS No. 161). This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments.  The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended December 31, 2008 and 2007 are attached hereto as F-1 through F-16.

SUNVESTA, INC.

(A Development Stage Company)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

                                                                                         Page

Report of Independent Registered Public Accounting Firm               F-2

Consolidated Balance Sheets                                                          F-3

Consolidated Statements of Operations and Comprehensive Loss      F-4

Consolidated Statements of Stockholders’ Equity                              F-5

Consolidated Statements of Cash Flows                                           F-7

Notes to Consolidated Financial Statements                                      F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

SunVesta, Inc. and Subsidiaries

Oberrieden, Switzerland

We have audited the accompanying consolidated balance sheets of SunVesta, Inc. & Subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2008 and for the period from inception on January 1, 2005 through December 31, 2008. SunVesta, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. SunVesta, Inc. and Subsidiaries is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the SunVesta, Inc. and Subsidiaries’ internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SunVesta, Inc. & Subsidiaries as of December 31, 2008 and 2007 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2008 and for the period from inception on January 1, 2005 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming SunVesta, Inc. and Subsidiaries will continue as a going concern. As discussed in Note 3 to the financial statements, SunVesta, Inc. and Subsidiaries has incurred losses since its inception and has not yet established profitable operations. These factors raise substantial doubt about the ability of the SunVesta, Inc and Subsidiaries to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ PRITCHETT, SILER & HARDY, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
April 15, 2009

SUNVESTA, INC. (A Development Stage Company) CONSOLIDATED BALANCE SHEETS December 31, 2008 and 2007

ASSETS	2008	2007

Current assets:
Cash and cash equivalents	$39,434	60,480
Prepaid expenses	6,766	-
Other assets	8,815	6,877

Total current assets	55,015	67,357

Property and equipment, net	9,254,974	9,570,593
Deposits	1,810	54,892

Total assets	$9,311,799	9,692,842

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,104,118	1,500,212
Accrued expenses	124,960	163,700
Note payable	595,668	700,000
Advances and accrued interest from related parties	2,402,812	3,478,253

Total current liabilities	4,227,558	5,842,165

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value; 50,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares
authorized, 30,691,102 and 28,831,254 issued and
outstanding, respectively	306,911	288,312
Additional paid-in capital	13,731,409	10,960,466
Accumulated other comprehensive loss	(471,895)	(104,294)
Retained earnings prior to developmental stage	1,602	1,602
Deficit accumulated during the development stage	(8,483,786)	(7,295,409)

Total stockholders' equity	5,084,241	3,850,677

Total liabilities and stockholders' equity	$9,311,799	9,692,842

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC. (A Development Stage Company) STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS Years Ended December 31, 2008 and 2007

			Cumulative
	2008	2007	Amounts

Revenues, net	$-	-	-
Cost of revenues	-	-	-

Gross profit	-	-	-

Operating expenses:
General and administrative expenses	1,123,951	2,577,126	6,948,128
Sales and marketing	20,989	98,286	257,878

	1,144,940	2,675,412	7,206,006

Loss from operations	(1,144,940)	(2,675,412)	(7,206,006)

Other income (expense):
Loss on disposal of assets	(2,623)	-	(2,623)
Loss on sale of investments	-	(128,833)	(1,137,158)
Miscellaneous income	79,534	-	79,534
Interest income	489	5,615	66,881
Interest expense	(120,837)	(113,948)	(342,044)
Gain on cancellation of debt	-	-	57,630

	(43,437)	(237,166)	(1,277,780)

Loss before provision for income taxes	(1,188,377)	(2,912,578)	(8,483,786)

Provision for income taxes	-	-	-

Net loss	$(1,188,377)	(2,912,578)	(8,483,786)

Comprehensive income (loss):
Foreign currency translation net of taxes of
$(126,800), $12,300 and $(162,800)	(240,801)	23,280	(309,095)

Comprehensive loss	$(1,429,178)	(2,889,298)	(8,792,881)

Loss per common share - basic and diluted	$(0.04)	(0.14)

Weighted average common shares -
basic and diluted	29,572,000	21,222,000

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC. (A Development Stage Company) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) Years Ended December 31, 2008 and 2007
								Deficit
						Accumulated		Accumulated	Total
					Additional	Other		During the	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Stage	(Deficit)

Balance at January 1, 2005	-	$-	21,000,000	$210,000	$281,521	$128	$1,602	$-	$493,251

Comprehensive loss:
Net loss	-	-	-	-	-	-	-	(807,118)	(807,118)
Other comprehensive income -
cumulative foreign currency
translation adjustment	-	-	-	-	-	23,149	-	-	23,149

Balance at December 31, 2005	-	-	21,000,000	210,000	281,521	23,277	1,602	(807,118)	(290,718)

Comprehensive loss:
Net loss	-	-	-	-	-	-		(3,575,713)	(3,575,713)
Other comprehensive loss -
cumulative foreign currency						-
translation adjustment	-	-	-	-	-	(163,151)		-	(163,151)

Balance at December 31, 2006	-	-	21,000,000	210,000	281,521	(139,874)	1,602	(4,382,831)	(4,029,582)

Comprehensive loss:
Net loss	-	-	-	-	-	-	-	(2,912,578)	(2,912,578)
Other comprehensive income -									-
cumulative foreign currency									-
translation adjustment	-	-	-	-	-	35,580		-	35,580

Acquisition of OpenLimit, Inc.	-	-	1,400,017	14,000	(63,080)	-		-	(49,080)

Issuance of common stock for debt	-	-	6,431,237	64,312	10,742,025	-	-	-	10,806,337

Balance at December 31, 2007	-	$-	28,831,254	$288,312	$10,960,466	$(104,294)	$1,602	$(7,295,409)	$3,850,677

Continued

Balance at December 31, 2007	-	$-	28,831,254	$288,312	$10,960,466	$(104,294)	$1,602	$(7,295,409)	$3,850,677

Comprehensive loss:
Net loss	-	-	-	-	-	-	-	(1,188,377)	(1,188,377)
Other comprehensive loss -
cumulative foreign currency
translation adjustment	-	-	-	-	-	(367,601)	-	-	(367,601)

Issuance of common stock for debt	-	-	1,818,180	18,182	2,709,091	-	-	-	2,727,273

Issuance of common stock for compensation	-	-	41,668	417	61,852	-	-	-	62,269

Balance at December 31, 2008	-	$-	$30,691,102	$306,911	$13,731,409	$(471,895)	$1,602	$(8,483,786)	$5,084,241

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC. (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS Years Ended December 31, 2008 and 2007

			Cumulative
	2008	2007	Amounts
Cash Flows from operating activities:
Net loss	$(1,188,377)	(2,912,578)	(8,483,786)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	105,585	82,759	245,503
Stock compensation expense	62,269	-	62,269
Related party accrued interest	121,205	-	121,205
Loss on securities acquired as a deposit
on stock	-	-	1,008,324
Loss on disposal of assets	2,623	-	2,623
Gain on cancellation of debt	(79,574)	-	(137,204)
(Increase) decrease in:
Prepaid expenses	(6,766)	-	(6,766)
Other assets	(1,938)	23,328	(9,644)
Increase (decrease) in:
Accounts payable	(188,587)	1,360,909	1,974,882
Accrued expenses	(38,740)	(475,508)	103,651

Net cash used in operating activities	(1,212,300)	(1,921,090)	(5,118,943)

Cash flows from investing activities:
Proceeds from securities available-for-sale	-	242,048	1,740,381
Purchase of property and equipment	(96)	(7,982,966)	(9,710,607)
Deposits	53,082	(12,223)	(1,810)

Net cash provided by (used in) investing activities	52,986	(7,753,141)	(7,972,036)

Cash flows from financing activities:
Net proceeds from deposit on stock	-	1,849,693	3,664,417
Advances from related parties	1,514,689	7,049,459	9,246,156
Increase in note payable	-	700,000	700,000
Payments on note payable	(163,664)	-	(163,664)

Net cash provided by financing activities	1,351,025	9,599,152	13,446,909

Effect of exchange rate changes	(212,757)	35,580	(317,051)

Net increase (decrease) in cash	(21,046)	(39,499)	38,879

Cash, beginning of period	60,480	99,979	555
Cash, end of period	$39,434	60,480	39,434

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

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

The consolidated financial statements at December 31, 2008 and 2007 assume the acquisition of SunVesta by SunVesta AG occurred January 1, 2005 (date of inception of development stage). Because the shares issued in the acquisition of SunVesta AG represent control of the total shares of SunVesta’s common stock issued and outstanding immediately following the acquisition, SunVesta AG is deemed for financial reporting purposes to have acquired SunVesta in a reverse acquisition. The business combination has been accounted for as a recapitalization of SunVesta giving effect to the acquisition of 100% of the outstanding common shares of SunVesta AG. The surviving entity reflects the assets and liabilities of SunVesta and SunVesta AG at their historical book value. The 2007 financial statements include the issued common stock of SunVesta, the accumulated deficit is that of SunVesta AG, and the statements of operations is that of SunVesta AG for the year ended December 31, 2007 and cumulative amounts, plus that of SunVesta from August 28, 2007 through December 31, 2007.

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

December 31, 2008 and 2007

Note 2 - Summary of Significant Accounting Policies (continued)

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

Long-Lived Assets

The Company evaluates its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets.” Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of these assets and is recorded in the period in which the determination was made.

Income Taxes

Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to net operating loss carryforwards.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This statement clarifies the accounting for uncertainty in income tax positions. The Company adopted the provisions of FIN 48 on January 1, 2007. The Company did not make any adjustment to opening retained earnings as a result of the implementation. The Company recognizes interest accrued related to unrecognized tax benefits along with penalties in operating expenses. During the year ended December 31, 2008 and 2007 the Company did not recognize any interest and penalties relating to income taxes. The Company did not have any accrual for the payment of interest and penalties at December 31, 2008 and 2007 .

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

SUNVESTA, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 2 - Summary of Significant Accounting Policies (continued)

Translation of Foreign Currencies

Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at the applicable exchange rates at year-end. Net gains or losses resulting from the translation of the Company’s assets and liabilities are reflected as a separate component of stockholder’s equity. A negative translation impact on stockholder’s equity reflects a current relative U.S. dollar value higher than at the point in time that assets were actually acquired in a foreign currency. A positive translation impact would result from a U.S. dollar weaker than at the point in time foreign assets were acquired.

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

The Company currently has plans for a hotel in the Papagayo Gulf Tourism Project area of Costa Rica. An estimated $10 million is believed necessary to continue this plan and increase development. The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

SUNVESTA, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 4 – Property and Equipment

Property and equipment consists of the following:

                                                                               2008      2007

     Land                                                     $     7,000,000     7,000,000
     IT Equipment                                                  173,279        176,905

     Furniture and equipment                                    29,979          29,979
     Leasehold improvements                                   66,617          66,617
     Construction in-process (see Note 5)             2,229,599      2,437,010

                                                                        9,499,474      9,710,511

Less accumulated depreciation                      (244,500)      (139,918)

                                                                  $     9,254,974     9,570,593

Note 5 – Construction In-Process

The Company owns a land lot and a concession to build a hotel and apartments on the land lot situated in the Papagayo Gulf Tourism Project area of Costa Rica.

At December 31, 2008 , the Company had incurred $2,229,599 of costs (principally consisting of architectural plans and drawings) related to construction of a luxury hotel and resort on the grounds of the aforementioned Costa Rica land lot.

Note 6 – Note Payable

The Company’s note payable consists of a note payable to Brues y Fernandez Construciones S.A. (ByF), a construction contractor (see Notes 5 and 10). The note is repayable in Euros and is collaterized by 10% of the common shares in Rich Land Investments Limitada and bears interest at 6%. The note is due in June 2009.

SUNVESTA, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 7 – Advances and Accrued Interest from Related Parties

Advances from related parties consists of unsecured due on demand advances as follows:

                                                                                                      2008                         2007

     Advance from Zypam Ltd., a shareholder
     of the Company. The advance bears interest at 3%
     and contains a subordination clause wherein all
     other Company creditors are entitled to a priority
     security interest over the Company’s assets. Advance
     is secured in part, by a pledge of 30% of
     the common shares in Richland Investments

     Limitada.                                                                            $ 2,105,873                    3,304,407

     Advance from H. Rigendinger, a shareholder
     of the Company. The advance bears interest

     at 3% and has no specific repayment terms.                                47,365                                -

     Advance from A. Oehler, a shareholder of the
     Company. The advance bears interest at 3%.
     The repayment terms of the advance is currently

     in default.                                                                                  28,419                                -

     Advance from Turan Tokay, a shareholder
     of the Company. The advance is non-interest

     bearing and has no specific repayment terms.                                  -                           74,196

                                                                                                  2,181,657                  3,378,603

     Accrued interest on advances                                                    221,155                      99,650

                                                                                                $ 2,402,812                  3,478,253

Note 8 – Related Party Transactions

Certain of the Company’s related parties (see Note 7) provided consulting services for a fee to the Company. Consulting expenses to these parties totaled approximately $0 and $212,000 for the periods ending December 31, 2008 and 2007 , respectively.

SUNVESTA, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 9 – Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

                                                                                                Years Ended

                                                                                               December 31,           Cumulative

                                                                                                2008     2007               Amounts

     Income tax benefit at statutory rate                           $     400,000     980,000          3,000,000)

     Change in valuation allowance                                        (400,000)  (980,000)        (3,000,000)

                                                                                   $          -               -                        -

Deferred tax assets are as follows:

                                                                                           2008                 2007

     Net operating loss carryforwards                         $     3,000,000          2,600,000

     Valuation allowance                                                 (3,000,000)        (2,600,000)

                                                                              $      -                             -

The Company has net operating loss carryforwards of approximately $8,800,000, which begin to expire in the year 2017. The amount of net operating loss carryforwards that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

Note 10 – Construction Related Agreement

The Company executed an agreement with Brues y Fernandez Construciones S.A. (ByF), a construction contractor based in Madrid, Spain. Terms of the agreement stated that ByF and the Company will negotiate in good faith but on a non-binding basis the appointment of ByF as general contractor of a hotel on the land lot in the Papagayo Gulf Tourism Project area of Costa Rica (see Notes 5 and 6).

Note 11 – Supplemental Cash Flow Information

Actual cash paid for interest and income taxes for the years ended December 31, 2008 and 2007, was approximately as follows:

                                                                   2008                2007

     Interest                                          $     24,000      $     27,500

     Income taxes                                $           -          $          -

SUNVESTA, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 11 – Supplemental Cash Flow Information (continued)

During the year ended December 31, 2008, the Company:

•	Negotiated discounts with certain vendors on outstanding invoices resulting in a decrease in accounts payable and property and equipment of approximately $207,000.

•	Entered into a debt settlement agreement whereby the Company issued 1,818,180 shares of common stock in exchange for a related party payable of $2,727,273. The stock was valued at fair market value and no gain or loss was recorded on the settlement.

Note 12 – Recent Accounting Pronouncements

In November 2008, the Emerging Issues Task Force (“EITF”) issued Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 applies to all acquired intangible assets in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive asset), assets that the acquirer will never actually use, as well as assets that will be used by the acquirer during a transition period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 is effective as of January 1, 2009. We do not expect the adoption of EITF 08-7 to have a material impact on the consolidated financial statements.

In May, 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (SFAS 163). This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. This Statement requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of this Statement. Except for those disclosures, earlier application is not permitted.  The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

In May, 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 162, “The Heirarchy of Generally Accepted Accounting Principles” (SFAS No. 162). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The sources of accounting principles that are generally accepted are categorized in descending order of authority as follows:

SUNVESTA, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

a.      FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB

b.      FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position

c.     AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics)

d.      Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS No. 161). This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments.  The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

SUNVESTA, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 13 – Operating Leases

The Company leases certain property and automobiles under non-cancelable operating leases which expire in 2010. Rental expense related to these operating leases for the years ended December 31, 2008 and 2007, was approximately $213,000 and $228,000, respectively. Future minimum rental payments under non-cancelable operating leases are approximately as follows:

                                                      Year ending
                                                    December 31,          Amount

       2009                                                         $     139,000

     2010                                                               116,000

                                                                   $     255 ,000

Note 14 – Litigation

Legal proceedings were initiated by Wimberley Allison Tong & Goo against SunVesta Projects and Management AG on November 6, 2008 in the Superior Court of the State of California, County of Orange. The claim is based on an alleged failure to satisfy the terms of a promissory note executed in exchange for certain design service rendered in connection with the Papagayo Princess Resort & Spa Hotel. The claim seeks $354,936.56 plus accrued interest in addition to legal fees incurred in prosecuting the suit.

Note 15 – Subsequent Events

On February 3, 2009 the Company issued an aggregate of 60,000 shares of its common stock valued at $0.75 a share to 5 individuals in connection with services rendered to the Company and its subsidiaries.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Management's Annual Report on Internal Control over Financial Reporting

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were ineffective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and such information was accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the chief executive officer and the chief financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment did not identify any material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did not identify any material weaknesses, management considers its internal control over financial reporting to be effective.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

9B.           OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the Company:

Name	Age	Year Elected/Appointed	Positions Held
Josef Mettler	49	2008	CEO, CFO, PAO, and director
Stephan Berndt	38	2007	Director

Josef Mettler was appointed chief executive officer, chief financial officer, principal accounting officer, and director on September 16, 2008.

Mr. Mettler holds a BA in Economics. He also graduated as a Business Data Processing Specialist.

From 1995 until 2005 Mr. Mettler was co-owner and managing director of BonneVille Group AG, a Swiss company specializing in information technology services. Mr. Mettler was responsible for marketing, business development, and IT project management. While at BonneVille he co-founded OpenLimit Holding AG, a Swiss IT company specializing in encryption and digital signature technologies. Between 2005 and 2007 Mr. Mettler formed SunVesta Holding AG and developed the SunVesta business model. In 2008 Mr. Mettler launched QuadEquity SPC, a private equity hedge fund.

On April 25, 2003 Mr. Mettler was appointed as a director and subsequently appointed as the chief financial officer of the Company. He resigned from these positions on March 5, 2004.

Mr. Mettler is not the executive officer or director of any other public companies.

Stephan Berndt was elected as a director of the Company on August 10, 2007.

Stephan Berndt is a trustee and completed his training as an expert in finance and accounting holding a Swiss federal certificate. After various training and development courses, inter alia to qualify as a Swiss Bank Association financing coach, he is now studying law part-time.

Mr. Berndt worked for IBM and larger Swiss industrial corporations before becoming independent. He has been involved in retail and service ventures and also holds corresponding Administrative Board posts. For about ten years he was a part-time lecturer at various commercial colleges at diploma level. He also examines bookkeepers on behalf of the Swiss Commercial Association.

Mr. Berndt is not the executive officer or director of any other public companies.

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

Compliance with Section 16(A) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, we are aware of the following persons who, during the period ended December 31, 2008, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934:

•	Josef Mettler failed to file a Form 3 or 5.

•	Stephan Berndt failed to file a Form 4 or 5.

•	Thomas Meier failed to file a Form 4 or 5.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934 that applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company has incorporated a copy of its Code of Ethics as Exhibit 14 to this Form 10-K. Further, our Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting us.

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

Director Compensation

Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings. However, they are compensated for their service as directors. The Company may adopt additional provisions for compensating directors for their services in the future. The following table provides summary information for the year ended December 31, 2008 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of our directors.

Summary Compensation Table
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation ($)	All other compensation ($)	Total ($)
Josef Mettler	-	8,001	-	-	-	-	8,001
Stephan Berndt	-	19,751	-	-	-	-	19,751

ITEM 11.     EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The purpose of the Company’s compensation program is to provide compensation for services rendered by its officers. Since the Company is in the development stage its compensation program has been limited to providing cash compensation in the form of a salary, a bonus and benefits associated with executive positions. However, the resignation of our former sole executive officer on September 16, 2008 has caused us to reevaluate executive compensation to further limit executive compensation until such time as the Company transitions from the development stage.

Our current sole executive officer has no employment agreement and receives no form of compensation for his service to the Company other than that compensation received in the form of stock as a director of the Company. When the Company determines to compensate its executive officers in the future the amount of that consideration will be determined in accordance with market forces though we have no specific formula to determine compensatory amounts at this time. While we have deemed that the absence of a compensatory program at this time is appropriately suited for our current objectives, we do intend to return to a compensation program in the future that will include a salary, bonus and benefits for present and future executive officers, which compensation may include options and other compensatory elements.

The following table provides summary information for the years ended December 31, 2008, 2007 and 2006 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000:

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Josef Mettler CEO, CFO, PAO *	2008 2007 2006	- - -	- - -	8,001 - -	- - -	- - -	- - -	- - -	8,001 - -
Thomas Meier CEO, CFO, PAO * *	2008 2007 2006	163,613 165,000 -	- 8,000 -	15,867 - -	- - -	- - -	- - -	8,000 35,000 -	187,480 208,000 -
Henry*** Dattler CEO, CFO, PAO	2008 2007 2006	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -

*     Appointed on September 16, 2008. Stock award granted in connection with service as a director.

**     Appointed on August 27, 2007 and paid through Sunvesta Projects & Management AG, pursuant to an employment agreement dated February 1, 2006. Mr. Meier resigned on September 16, 2008.

***     Resigned executive positions on August 27, 2007.

Executive compensation for the periods ended December 31, 2008, December 31, 2007 and December 31, 2006 was $187,480, $206,000 and $0 respectively. Compensation disclosure includes a salary, stock awards and sundry benefits including a vehicle lease. The increase and subsequent decrease in executive compensation over the comparable annual periods is primarily attributable to the Company’s limited operations in 2006 and 2007 up until the acquisition of SunVesta AG in August of 2007, followed by a reevaluation of our executive compensation program in 2008 on the resignation of Thomas Meier, that now relies on our sole executive officer’s vested interest as a shareholder rather than on actual compensation.

We have no “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation” or “Post Employment Payments” to report.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s 30,751,102 shares of common stock issued and outstanding as of April 15, 2009, with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group.

Names and Addresses of Managers and Beneficial Owners	Title of Class	Number of Shares	Percent of Class
Joseph Mettler CEO, CFO, PAO and Director 97 Seestrasse, CH-8942 Oberrieden, Switzerland	Common	773,334	2.5%
Stephan Berndt, Director Schlossbergstr 6 Ruti, Switzerland V8 Ch-8630	Common	31,167	<1%
Zypam Ltd. Jasmine Court 35a, Regent Street Belize City, Belize	Common	1,618,180	5.3%
Officer and directors (2) as a g roup	Common	804,501	2.6%

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

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

•	Joseph Mettler, a director and our sole executive officer, was issued 5,334 shares of the Company’s common stock for services rendered to the Company as a director in 2008.

•	Stephan Berndt, a director, was issued 13,167 shares of the Company’s common stock for services rendered to the Company as a director in 2008.

•	Thomas Meier, a former officer, was issued 10,667 shares of the Company’s common stock for services rendered to the Company as an officer in 2008.

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

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees and Services

Pritchett, Siler & Hardy (“Pritchett”) has provided audits of the Company’s annual financial statements and a review of the Company’s quarterly financial statements. The following is an aggregate of fees billed during each of the last fiscal years for professional services rendered by each of our principal accountants.

Fees and Services	2008	2007
Audit fees - auditing of our annual financial statements and preparation of auditors' report.	$28,043	4,890
Audit-related fees - review of quarterly financial statements.	14,510	7,500
Tax fees - preparation and filing of three major tax-related forms and tax planning.	-	-
All other fees - other services provided by our principal accountants.	-	-
Total fees paid or accrued to our principal accountants	$42,553	12,390

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to the Company by Pritchett, as detailed above, were pre-approved by the Company’s board of directors. Pritchett performed all work with their permanent full-time employees.

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-16, and are included as part of this Form 10-K:

Financial Statements of the Company for the years ended December 31, 2008 and 2007:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 31 of this Form 10-K, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any financial statement schedules as part of this Form 10-K because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 16th day of April, 2009.

SUNVESTA, INC.                               Date

/s/ Josef Mettler                                    April 16, 2009

Josef Mettler

Chief Executive Officer, Chief Financial Officer Principal Accounting Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                                   Date

/s/ Josef Mettler                Director, Chief Executive     April 16, 2009

Josef Mettler                    Officer, Chief Financial

                                       Officer, Principal Accounting
                                       Officer

/s/ Stephan Berndt            Director                               April 16, 2009

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

3(i)(c)*      Amended Articles of Incorporation (incorporated by reference from the Form 10-QSB filed with the Commission on November 17, 2003).

3(i)(d)*           Amended Articles of Incorporation (incorporated by reference from the Form 8-K filed with the Commission on September 27, 2007).

3(ii)(a)*          Bylaws (incorporated by reference from the Form 10-SB filed with the Commission on December 31, 1999).

3(ii)(b)*             Amended Bylaws (incorporated by reference from the Form 10-QSB filed with the Commission on November 17, 2003).

10(i)*            Securities Exchange Agreement and Plan of Exchange dated June 18, 2007 between the Company and SunVesta AG (formerly ZAG Holdings AG) (incorporated by reference from the Form 8-K filed with the Commission on June 21, 2007).

10(ii)*        Purchase and Sale Agreement between ZAG Holding AG and Trust Rich Land Investments, Mauricio Rivera Lang dated May 1, 2006 for the acquisition of Rich Land Investments Limitada.

10(iii)*       Debt Settlement Agreement dated September 28, 2007 with Evelyne Bucher (incorporated by reference from the Form 8-K filed with the Commission on October 9, 2007).

10(iv)*       Debt Settlement Agreement dated September 28, 2007 with Erdogan Gukuman (incorporated by reference from the Form 8-K filed with the Commission on October 9, 2007).

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

10(xix)*     Debt Settlement Agreement dated September 29, 2008 with Zypam Ltd. (incorporated by reference from the Form 10-Q filed with the Commission on November 13, 2008).

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