Form 10-Q
period 2009-03-31
SUNVESTA, INC.
filed 2009-05-14
CIK 1060409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009.

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

n/a

(Former name or former address, if changed since last report)

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

At May 13, 2009 the number of shares outstanding of the registrant's common stock, $0.01 par value (the only class of voting stock), was 39,476,956.

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	3
Condensed Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008 (audited)	4
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three month periods ended March 31, 2009 and March 31, 2008 and the period from inception	5
Unaudited Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2009 and March 31, 2008 and the period from inception	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	18
ITEM 4T. Controls and Procedures	18

PART II. - OTHER INFORMATION
ITEM 1. Legal Proceedings	19
ITEM 1A. Risk Factors	19
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
ITEM 3. Defaults upon Senior Securities	22
ITEM 4. Submission of Matters to a Vote of Securities Holders	23
ITEM 5. Other Information	23
ITEM 6. Exhibits	23
Signatures	24
Index to Exhibits	25

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

SUNVESTA, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$15,748	39,434
Prepaid expenses	11,484	6,766
Other assets	8,101	8,815

Total current assets	35,333	55,015

Property and equipment, net	9,234,268	9,254,974
Deposits	1,681	1,810

Total assets	$9,271,282	9,311,799

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,041,296	1,104,118
Accrued expenses	112,440	124,960
Note payable	532,830	595,668
Advances from related parties	2,330,206	2,402,812

Total current liabilities	4,016,772	4,227,558

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 50,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 200,000,000 shares
authorized, 30,751,102 and 30,691,102 issued
and outstanding, respectively.	307,511	306,911
Additional paid-in capital	13,775,809	13,731,409
Accumulated other comprehensive loss	(131,101)	(471,895)
Deferred stock compensation	(33,750)	-
Retained earnings prior to developmental stage	1,602	1,602
Deficit accumulated during the development stage	(8,665,561)	(8,483,786)

Total stockholders' equity	5,254,510	5,084,241

Total liabilities and stockholders' equity	$9,271,282	9,311,799

The accompanying notes are an integral part of these consolidated financial statements

(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,		Cumulative
	2009	2008	Amounts

Revenues, net	$-	-	-
Cost of revenues	-	-	-

Gross profit	-	-	-

Operating expenses:
General and administrative expenses	139,987	355,192	7,088,115
Sales and marketing	60	1,414	257,938
	140,047	356,606	7,346,053

Loss from operations	(140,047)	(356,606)	(7,346,053)

Other income (expense):
Loss on disposal of assets	(635)	(2,008)	(3,258)
Loss on sale of investments	-	-	(1,137,158)
Miscellaneous income	-	-	79,534
Interest income	-	161	66,881
Interest expense	(41,093)	(41,609)	(383,137)
Gain on cancellation of debt	-	-	57,630
	(41,728)	(43,456)	(1,319,508)

Loss before provision for income taxes	(181,775)	(400,062)	(8,665,561)

Provision for income taxes	-	-	-

Net loss	$(181,775)	(400,062)	(8,665,561)

Comprehensive income:
Foreign currency translation net of taxes $119,278, $(283,911) and $(45,885)	221,516	(527,262)	(85,216)

Comprehensive income (loss)	$39,741	(927,324)	(8,750,777)

Loss per common share - basic and diluted	$(0.01)	(0.01)

Weighted average common shares -
basic and diluted	30,728,435	28,831,254

The accompanying notes are an integral part of these consolidated financial statements

SUNVESTA, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,		Cumulative
	2009	2008	Amounts
Cash Flows from operating activities:
Net loss	$(181,775)	(400,062)	(8,665,561)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	20,071	40,625	265,574
Stock compensation expense	11,250	-	73,519
Related party accrued interest	32,556	-	233,217
Loss on securities acquired as a deposit on stock	-	-	1,008,324
Loss on disposal of assets	635	2,008	3,258
Gain on cancellation of debt	-	-	(137,204)
(Increase) decrease in:
Prepaid expenses	(4,718)	(63,601)	(11,484)
Other assets	714	6,877	(8,930)
Increase (decrease) in:
Accounts payable	(62,822)	59,128	1,832,604
Accrued expenses	(12,520)	60	91,131

Net cash used in operating activities	(196,609)	(354,965)	(5,315,552)

Cash flows from investing activities:
Proceeds from securities available-for-sale	-	-	1,740,381
Purchase of property and equipment	-	(96)	(9,710,607)
Deposits	129	(7,254)	(1,681)

Net cash provided by (used in) investing activities	129	(7,350)	(7,971,907)

Cash flows from financing activities:
Net proceeds from deposit on stock	-	-	3,664,417
Advances from related parties	89,134	681,781	9,335,290
Increase in note payable	-	-	700,000
Decrease in notes payable	(22,032)	(109,421)	(185,696)

Net cash provided by financing activities	67,102	572,360	13,514,011

Effect of exchange rate changes	105,692	(259,076)	(211,359)

Net increase (decrease) in cash	(23,686)	(49,031)	15,193

Cash, beginning of period	39,434	60,480	555

Cash, end of period	$15,748	11,449	15,748

The accompanying notes are an integral part of these consolidated financial statements

SUNVESTA, INC.
(A Development Stage Company)

NOTES TO UNAUDITEDCONDENSEDCONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

Note 1 – Organization and Basis of Presentation

The accompanying unaudited financial statements have been prepared by management in accordance with the instructions in Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-K. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim results of operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2009.

On August 27, 2007, SunVesta, Inc. (formerly OpenLimit, Inc.) (herein referred to as “SunVesta”) acquired SunVesta Holding AG (herein “SunVesta AG”) (collectively the “Company”). SunVesta AG has four wholly-owned subsidiaries Sunvesta Projects and Management AG, a Swiss Company; Rich Land Investments Limitada, a Costa Rican Company; Sunvesta Turistik Yatririm VE, a Turkish Company; and Sunvesta Costa Rica Marketing & Sales Ltda., a Costa Rican Company.

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

Note 2 - Additional Footnotes Included By Reference

Except as indicated in the notes below, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2008. Therefore, those footnotes are included herein by reference.

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

March 31, 2009

Note 4 - Going Concern, continued

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

Note 5 – Property and Equipment

Property and equipment consists of the following:

March 31, December 31,
2009 2008
(Unaudited) (Audited)

Land $ 7,000,000 7,000,000
IT equipment 172,644 173,279
Furniture and equipment 29,979 29,979
Leasehold improvements 66,617 66,617
Construction in-process (see Note 6) 2,229,599 2,229,599

9,498,839 9,499,474
Less accumulated depreciation (264,571) (244,500)

$ 9,234,268	9,254,974

Note 6 – Construction In-Process

The Company owns a land lot and a concession to build a hotel and apartments on the land lot situated in the Papagayo Gulf Tourism Project area of Costa Rica.

At March 31, 2009 the Company had incurred $2,229,599 of costs (principally consisting of architectural plans and drawings) related to construction of a luxury hotel and resort on the grounds of the aforementioned Costa Rica land lot.

SUNVESTA, INC.
(A Development Stage Company)

NOTES TO UNAUDITEDCONDENSEDCONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

Note 7 – Note Payable

The Company’s note payable consists of a note payable to Brues y Fernandez Construciones S.A. (ByF), a construction contractor (see Notes 6 and 9). The note is repayable in Euros and is collaterized by 10% of the common shares in Rich Land Investments Limitada and bears interest at 6%. The note requires repayment in March and June 2009. The note is currently in default.

Note 8 – Advances from Related Parties

Advances from related parties consist of unsecured due on demand advances as follows:

March 31, December 31,
2009 2008
(Unaudited) (Audited)
Advance from Zypam Ltda shareholder
of the CompanyThe advance requires an
interest charge on funds advanced at 3% and is
secured in part by a pledge of over 30% of
the common shares in Richland Investments
Limitada $ 2,027,333	2,105,873
Advance from HRigendinger, a shareholder
of the Company. The advance bears interest
at 3% and has no specific repayment terms 43,535	47,365

Advance from A. Oehler, a shareholder of the
Company. The advance bears interest at 3%
The repayment terms of the advance are currently
in default 26,121	28,419

2,096,989	2,181,657
Accrued interest on advances 233,217	221,155

$ 2,330,206	2,402,812

The agreement with Zypam Ltd. also contains a subordination clause wherein all other Company creditors are entitled to a priority security interest over the Company’s assets.

Note 9 – Construction Related Agreement

The Company executed an agreement with Brues y Fernandez Construciones S.A. (ByF), a construction contractor based in Madrid, Spain. Terms of the agreement stated that ByF and the Company will negotiate in good faith but on a non-binding basis the appointment of ByF as general contractor of a hotel on the land lot in the Papagayo Gulf Tourism Project area of Costa Rica (see Notes 6 and 7).

SUNVESTA, INC.
(A Development Stage Company)

NOTES TO UNAUDITEDCONDENSEDCONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

Note 10 – Supplemental Cash Flow Information

During the three months ended March 31, 2009, the Company:

•	Issued 60,000 shares of common stock related to deferred stock compensation valued at $45,000.

Note 11 – Subsequent Events

During April 2009, the Company entered into a debt settlement agreement wherein 7,725,854 shares of common stock were issued in payment of $2,317,756 of debt.

During May 2009, the Company entered into a subscription agreement for the sale of 1,000,000 shares of common stock at a price of $0.30 per share.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three month period ended March 31, 2009.

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

Our expected timeline to build and open the hotel is as follows:

•	Receive the building permit in mid 2009;

•	Receive a mortgage loan as soon as the project is permitted in mid 2009;

•	Start selling fractional ownership in late 2009;

•	Start construction in mid 2010; and

•	End construction work by late 2011 or early 2012.

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

Results of Operations

During the quarter ended March 31, 2009 our operations were focused on (i) satisfying continuous public disclosure requirements, (ii) developing our business model, discussions with authorities in Costa Rica intended to expedite a building permit for the Papagayo Princess Resort & Spa Hotel, (iii) negotiations with prospective project development partners, (iv) seeking additional debt or equity financing, and (v) improving operating efficiencies.

The Company has been funded since inception from equity placements and by shareholders or partners in the form of loans. All of the capital raised to date has been allocated to the development of the Papagayo Princess Resort & Spa Hotel including the purchase of the land and general and administrative costs.

Comprehensive Income/Loss

For the period from the date of inception of development stage on January 1, 2005 until March 31, 2009 the Company incurred a comprehensive loss of $8,750,777.

Comprehensive income for the three month period ended March 31, 2009 was $39,741 as compared to comprehensive losses of $927,324 for the three month period ended March 31, 2008. Our comprehensive income in the current year is primarily attributable to operating expenses of $140,047 and interest expenses of $41,093 that were fully offset by a positive foreign currency translation of $221,516. The prior period’s comprehensive losses were primarily due to operating expenses of $356,606, and interest expense of $41,609, and a negative foreign currency translation of $527,262.

The decreases in operating expenses over the comparative periods is primarily attributable to a scaling back of employees and related expenses due to our steps toward outsourcing our project development activities. Operating expenses consist primarily of general and administrative expenses as well as sales and marketing expenses. General and administrative expenses include employee and related expenses, financing costs, accounting costs, consulting fees, leases, professional fees and costs associated with the preparation of disclosure documentation.

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

Capital Expenditures

The Company expended a significant amount on capital expenditures for the period from January 1, 2005 to March 31, 2009 in connection with the purchase of land that includes a concession to build a hotel and private residence club in Costa Rica.

Liquidity and Capital Resources

The Company has been in the development stage since inception and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

As of March 31, 2009 we had current assets of $35,333 and total assets of $9,271,282 with a working capital deficit of $3,981,439. Our current assets consisted of $15,748 in cash and cash equivalents, $11,484 in prepaid expenses, and $8,101 in other assets. Our total assets consisted primarily of property and equipment totaling $9,234,268. We had current and total liabilities of $4,016,772 which consisted of $2,330,206 in advances from related parties, $1,041,296 in accounts payable, $532,830 for a note payable, and $112,440 in accrued expenses. Total stockholders’ equity in the Company was $5,254,510 at March 31, 2009.

Cash flow used in operating activities was $5,315,552 for the period from January 1, 2005 to March 31, 2009. Cash flow used in operating activities for the three month period ended March 31, 2009 was $196,609 as compared to $354,965 for the three month period ended March 31, 2008. The decrease in cash flow used in operating activities over the comparable periods was primarily due to a decrease in net losses from operations. We expect to increase the use of cash flow in operating activities in future periods as financing becomes available to develop our business plan.

Cash flows used in investing activities was $7,971,907 for the period from January 1, 2005 to March 31, 2009. Cash flows provided by investing activities for the three month period ended March 31, 2009 was $129 as compared to cash flows used in investing activities of $7,350 for the three month period ended March 31, 2008. We expect to use cash flows in investing activities once funding becomes available for construction of the Papagayo Princess Resort & Spa Hotel.

Cash flow provided by financing activities was $13,514,011 for the period from January 1, 2005 to March 31, 2009. Cash flow provided by financing activities for the three month period ended March 31, 2009 was $67,102 as compared to $572,360 for the three month period ended March 31, 2008. Cash flow provided by financing activities in the current period can be attributed to advances from related parties of $89,134 which was partially offset by the payments on a note payable of $22,032. We expect to continue to realize cash flow provided by financing activities as our business development plan requires additional debt or equity funding.

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

The Company had no lines of credit or other bank financing arrangements as of March 31, 2009.

The Company had no commitments for future capital expenditures that were material at March 31, 2009 except those tied to the future construction of the Papagayo Princess Resort & Spa Hotel.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any additional changes in the number of its employees.

Off-Balance Sheet Arrangements

As of March 31, 2009 the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Going Concern

The Company’s auditors in their audit report for the period ended December 31, 2008 filed in our Form 10-K noted substantial doubt as to our ability to continue as a going concern as a result of accumulated losses since inception and our failure to establish profitable operations.

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

Critical Accounting Policies

In Note 2 to the audited financial statements for the years ended December 31, 2008 and 2007 filed in our Form 10-K the Company discusses those accounting policies that are considered to be significant in determining the results of operations and our financial position. The Company believes that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

The Company has no outstanding stock options or related stock option expense as of March 31, 2009.

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

Recent Accounting Pronouncements

In November 2008 the Emerging Issues Task Force (“EITF”) issued Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 applies to all acquired intangible assets in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive asset), assets that the acquirer will never actually use, as well as assets that will be used by the acquirer during a transition period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 is effective as of January 1, 2009. We do not expect the adoption of EITF 08-7 to have a material impact on the consolidated financial statements.

In May 2008 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (SFAS 163). This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. This Statement requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of this Statement. Except for those disclosures, earlier application is not permitted.  The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

In May 2008 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 162, “The Heirarchy of Generally Accepted Accounting Principles” (SFAS No. 162). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The sources of accounting principles that are generally accepted are categorized in descending order of authority as follows:

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

In March 2008 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS No. 161). This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments.  The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

During the period ended March 31, 2009 there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

The Company reported cumulative, comprehensive losses from January 1, 2005 (date of inception of development stage) until March 31, 2009 of $8,750,777. The historical record indicates that we have not realized revenue from our efforts and cannot provide us with any certainty that revenue is forthcoming or that revenue would be sufficient to support operations. The sum of these indicators creates uncertainty as to whether we will ever transition from losses to profits. Should we continue to incur losses we would be unable to meet our working capital requirements which inability would stifle operations.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 8, 2009 the Company entered into a subscription agreement with Forster Handels AG for the sale of 1,000,000 shares of its common stock for $0.30 per share pursuant to the exemptions provided under Section 4(2) and Regulation S of the Securities Act of 1933, as amended (“Securities Act”).

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transaction that did not involve a public offering; (2) there was one offeree who was issued shares for cash consideration; (3) the offeree committed to hold its stock; (4) there have been no subsequent or contemporaneous public offerings of the stock; (5) the stock has not been broken down into smaller denominations; and (6) the discussions that lead to the subscription agreement took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having directed no offering efforts in the United States, by offering common shares only to an offeree who was outside the United States at the time of the offering, and ensuring that the entity to whom the common shares were issued was a non-U.S. person with an address in a foreign country.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 25 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SunVesta, Inc.	Date
/s/ Josef Mettler By: Josef Mettler Its: Chief Executive Officer , Chief Financial Officer, Principal Accounting Officer and Director	May 13, 2009

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

10(xx)*     Debt Settlement Agreement dated April 21, 2009 between the Company and Zypam, Ltd. (incorporated by reference from the Form 8-K filed with the Commission on April 30, 2009).

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