Form 10-Q
period 2009-06-30
SUNVESTA, INC.
filed 2009-08-13
CIK 1060409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009.

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

At August 13, 2009 the number of shares outstanding of the registrant's common stock, $0.01 par value (the only class of voting stock), was 39,476,956.

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	3
Condensed Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008 (audited)	4
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six month periods ended June 30, 2009 and June 30, 2008 and the period from inception	5
Unaudited Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2009 and June 30, 2008 and the period from inception	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	16
ITEM 4T. Controls and Procedures	17

PART II. - OTHER INFORMATION
ITEM 1. Legal Proceedings	17
ITEM 1A. Risk Factors	17
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
ITEM 3. Defaults upon Senior Securities	21
ITEM 4. Submission of Matters to a Vote of Securities Holders	21
ITEM 5. Other Information	21
ITEM 6. Exhibits	21
Signatures	22
Index to Exhibits	23

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

SUNVESTA, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$20,321	39,434
Prepaid expenses	7,444	6,766
Other assets	8,572	8,815
Total current assets	36,337	55,015

Property and equipment, net	9,214,090	9,254,974
Deposits	1,777	1,810
Total assets	$9,252,204	9,311,799

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$901,440	1,104,118
Accrued expenses	124,874	124,960
Note payable	570,167	595,668
Advances from related parties	76,240	2,402,812
Total current liabilities	1,672,721	4,227,558

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value; 50,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares
authorized, 39,476,956 and 30,691,102 shares issued
and outstanding, respectively.	394,770	306,911
Additional paid-in capital	16,306,306	13,731,409
Accumulated other comprehensive loss	(168,106)	(471,895)
Deferred stock compensation	(22,500)	-
Stock subscription receivable	(71,806)	-
Retained earnings prior to developmental stage	1,602	1,602
Deficit accumulated during the development stage	(8,860,783)	(8,483,786)
Total stockholders' equity	7,579,483	5,084,241
Total liabilities and stockholders' equity	$9,252,204	9,311,799

The accompanying notes are an integral part of these consolidated financial statements

SUNVESTA, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
	Three Months Ended		Six Months Ended
	June 30,		June 30,		Cumulative
	2009	2008	2009	2008	Amounts
Revenues, net	$-	-			-
Cost of revenues	-	-		-	-

Gross profit	-	-	-	-	-
Operating expenses:
General and administrative expenses	179,130	284,358	319,117	639,550	7,267,245
Sales and marketing	3,221	20,449	3,281	21,863	261,159
	182,351	304,807	322,398	661,413	7,528,404
Loss from operations	(182,351)	(304,807)	(322,398)	(661,413)	(7,528,404)
Other income (expense):
Loss on disposal of assets	-	-	(635)	(2,008)	(3,258)
Loss on sale of investments	-	-	-	-	(1,137,158)
Miscellaneous income	-	-	-	-	79,534
Interest income	-	-	-	5	66,881
Interest expense	(12,871)	(43,215)	(53,964)	(84,668)	(396,008)
Gain on cancellation of debt	-	-	-	-	57,630
	(12,871)	(43,215)	(54,599)	(86,671)	(1,332,379)
Loss before provision for income taxes	(195,222)	(348,022)	(376,997)	(748,084)	(8,860,783)
Provision for income taxes	-	-	-	-	-
Net loss	$(195,222)	(348,022)	(376,997)	(748,084)	(8,860,783)
Comprehensive loss:
Foreign currency translation adjustments, net of tax	(24,053)	-	197,463	(527,262)	(168,106)
Comprehensive loss	$(219,275)	(348,022)	(179,534)	(1,275,346)	(9,028,889)
Loss per common share – basis and diluted	$(0.01)	(0.01)	(0.01)	(0.03)
Weighted average common shares – basic and diluted	37,276,484	28,831,254	34,020,548	28,831,254

The accompanying notes are an integral part of these consolidated financial statements

SUNVESTA, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,		Cumulative
	2009	2008	Amounts
Cash Flows from operating activities:
Net loss	$(376,997)	(748,084)	(8,860,783)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	40,249	62,762	285,752
Stock compensation expense	22,500	-	84,769
Related party accrued interest	37,507	66,247	238,168
Note payable accrued interest	13,733	-	13,733
Loss on securities acquired as a deposit on stock	-	-	1,008,324
Loss on disposal of assets	635	2,008	3,258
Gain on cancellation of debt	-	-	(137,204)
(Increase) decrease in:
Prepaid expenses	(678)	(47,559)	(7,444)
Other assets	243	6,877	(9,401)
Increase (decrease) in:
Accounts payable	(202,678)	(14,055)	1,692,748
Accrued expenses	(86)	(16,784)	103,565
Net cash used in operating activities	(465,572)	(688,588)	(5,584,515)
Cash flows from investing activities:
Proceeds from securities available-for-sale	-	-	1,740,381
Purchase of property and equipment	-	(96)	(9,710,607)
Deposits	33	(7,254)	(1,777)
Net cash provided by (used in) investing activities	33	(7,350)	(7,972,003)
Cash flows from financing activities:
Net proceeds from deposit on stock	-	-	3,664,417
Proceeds from stock issuance	300,000	-	300,000
Advances from related parties	110,502	1,066,191	9,356,658
Increase in note payable	-	-	700,000
Decrease in notes payable	-	(163,664)	(163,664)
Net cash provided by financing activities	410,502	902,527	13,857,411
Effect of exchange rate changes	35,924	(259,076)	(281,127)
Net increase (decrease) in cash	(19,113)	(52,487)	19,766
Cash, beginning of period	39,434	60,480	555
Cash, end of period	$20,321	7,993	20,321

The accompanying notes are an integral part of these consolidated financial statements

SUNVESTA, INC.
(A Development Stage Company)

NOTES TO UNAUDITEDCONDENSEDCONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

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

SUNVESTA, INC.
(A Development Stage Company)

NOTES TO UNAUDITEDCONDENSEDCONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

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

Note 5 – Property and Equipment

Property and equipment consists of the following:

                                                                                June 30,     December 31,

                                                                                    2009                   2008

                                                                            (Unaudited)          (Audited)

     Land                                                            $     7,000,000           7,000,000

     IT equipment                                                         172,644              173,279

     Furniture and equipment                                           29,979               29,979
     Leasehold improvements                                          66,617               66,617
     Construction in-process (see Note 6)                    2,229,599           2,229,599

                                                                               9,498,839           9,499,474

     Less accumulated depreciation                             (284,749)           (244,500)

                                                                        $     9,214,090           9,254,974

Note 6 – Construction In-Process

The Company owns a land lot and a concession to build a hotel and apartments on the land lot situated in the Papagayo Gulf Tourism Project area of Costa Rica.

At June 30, 2009 the Company had incurred $2,229,599 of costs (principally consisting of architectural plans and drawings) related to construction of a luxury hotel and resort on the grounds of the aforementioned Costa Rica land lot.

SUNVESTA, INC.
(A Development Stage Company)

NOTES TO UNAUDITEDCONDENSEDCONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

Note 7 – Note Payable

The Company’s note payable consists of a note payable to Brues y Fernandez Construciones S.A. (ByF), a construction contractor (see Notes 6 and 9). The note is repayable in Euros and is collateralized by 10% of the common shares in Rich Land Investments Limitada and bears interest at 6%. The note requires repayment in March and June 2009. The note is currently in default.

Note 8 – Advances from Related Parties

Advances from related parties consist of unsecured due on demand advances as follows:

                                                                                             June 30,     December 31,
                                                                                                  2009                  2008
                                                                                         (Unaudited)         (Audited)

     Advance from Zypam Ltd., a shareholder
     of the Company. The advance requires an
     interest charge on funds advanced at 3% and is

     secured in part by a pledge of over 30% of
     the common shares in Richland Investments

     Limitada.                                                                            $     -             2,105,873

     Advance from H. Rigendinger, a shareholder

     of the Company. The advance bears interest
     at 3% and has no specific repayment terms.                         46,065                47,365

     Advance from A. Oehler, a shareholder of the

     Company. The advance bears interest at 3%.

     The repayment terms of the advance are currently

     in default.                                                                           27,369                  28,419

                                                                                              73,434              2,181,657

     Accrued interest on advances                                               2,806                 221,155

                                                                                        $     76,240              2,402,812

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

SUNVESTA, INC.
(A Development Stage Company)

NOTES TO UNAUDITEDCONDENSEDCONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

Note 10 – Supplemental Cash Flow Information

During the six months ended June 30, 2009, the Company:

•	Authorized the issuance of 1,000,000 shares of common stock for cash related to a subscription agreement at a price of $0.30 per share.

•	Issued 60,000 shares of common stock related to deferred stock compensation valued at $45,000.

•	Entered into a debt settlement agreement wherein 7,725,854 shares of common stock were issued in payment of $2,317,756 of advances from related parties and a stock subscription receivable for $71,806.

Note 11 – Subsequent Events

The Company evaluated subsequent events from the balance sheet date through August 13, 2009 and determined there were no events to disclose.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and six month periods ended June 30, 2009.

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

Our expected timeline to build and open the hotel is as follows:

•	Receive the building permit by the end of 2009;

•	Receive a mortgage loan as soon as the project is permitted at the end of 2009;

•	Start selling fractional ownership in mid 2010;

•	Start construction in late 2010; and

•	End construction work by early 2012.

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

We further intend to contract with a major luxury hotel management brand to operate the Papagayo Princess Resort & Spa Hotel and have been approached by the Wingfield Corporation, an experienced project development company based in Brussels, Belgium that is willing to assist in our search. Wingfield has further indicated a willingness to enter into a project development agreement with us that will lead to outsourcing many of our current project development activities.

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

Results of Operations

During the quarter ended June 30, 2009 our operations were focused on (i) satisfying continuous public disclosure requirements, (ii) developing our business model, discussions with authorities in Costa Rica intended to obtain a building permit for the Papagayo Princess Resort & Spa Hotel, (iii) negotiations with prospective project development partners, (iv) seeking additional debt or equity financing, and (v) improving operating efficiencies.

The Company has been funded since inception from equity placements and by shareholders or partners in the form of loans. All of the capital raised to date has been allocated to the development of the Papagayo Princess Resort & Spa Hotel including the purchase of the land and general and administrative costs.

Comprehensive Losses

For the period from the date of inception of development stage on January 1, 2005 until June 30, 2009 the Company incurred a comprehensive loss of $9,028,889.

Comprehensive losses for the six month period ended June 30, 2009 was $179,534 as compared to comprehensive losses of $1,275,346 for the six month period ended June 30, 2008. The decrease in comprehensive losses over the comparative six month periods can be attributed to decreases in general and administrative costs, sales and marketing expenses in addition to a negative foreign currency translation of $527,262 in the prior period. The decrease in general and administrative costs is due to a scaling back of employees and related expenses over the comparative periods as we move towards outsourcing our project development activities.

We did not generate any revenue during this period.

The Company expects to continue to incur losses through the year ended December 31, 2009.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on its operations over the past three years.

Capital Expenditures

The Company expended a significant amount on capital expenditures for the period from January 1, 2005 to June 30, 2009 in connection with the purchase of land that includes a concession to build a hotel and private residence club in Costa Rica.

Liquidity and Capital Resources

The Company has been in the development stage since inception and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

As of June 30, 2009 we had current assets of $36,337 and total assets of $9,252,204 with a working capital deficit of $1,636,384. Our current assets consisted of $20,321 in cash and cash equivalents, $7,444 in prepaid expenses, and $8,572 in other assets. Our total assets consisted primarily of property and equipment of $9,214,090. We had current and total liabilities of $1,672,721 which consisted of advances from related parties, accounts payable, notes payable and accrued expenses. Total stockholders’ equity in the Company was $7,579,483 at June 30, 2009.

Cash flow used in operating activities was $5,584,515 for the period from January 1, 2005 to June 30, 2009. Cash flow used in operating activities for the six month period ended June 30, 2009 was $465,572 as compared to $688,588 for the six month period ended June 30, 2008. The decrease in cash flow used in operating activities over the comparable periods was primarily due to a decrease in net losses from operations and a decrease in accounts payable. We expect to continue to use cash flow in operating activities in future periods as we develop our business plan.

Cash flows used in investing activities was $7,972,003 for the period from January 1, 2005 to June 30, 2009. Cash flows provided by investing activities for the six month period ended June 30, 2009 was $33 as compared to cash flows used in investing activities of $7,350 for the six month period ended June 30, 2008. We expect to use cash flows in investing activities as funding becomes available for the construction of the Papagayo Princess Resort & Spa Hotel.

Cash flow provided by financing activities was $13,857,411 for the period from January 1, 2005 to June 30, 2009. Cash flow provided by financing activities for the six month period ended June 30, 2009 was $410,502 as compared to $902,527 for the six month period ended June 30, 2008. Cash flow provided by financing activities in the current period can be attributed to advances from related parties and proceeds from a stock subscription. We expect to continue to realize cash flow provided by financing activities as our business development plan requires additional funding.

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

The Company had no lines of credit or other bank financing arrangements as of June 30, 2009.

The Company had no commitments for future capital expenditures that were material at June 30, 2009 except those prospectively tied to the construction of the Papagayo Princess Resort & Spa Hotel.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any additional changes in the number of its employees.

Off-Balance Sheet Arrangements

As of June 30, 2009 the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Going Concern

The Company’s auditors in their audit report for the period ended December 31, 2008 filed in our Form 10-K noted substantial doubt as to our ability to continue as a going concern as a result of accumulated losses since inception and our failure to establish profitable operations.

Our ability to continue as a going concern requires that we either realize net income from operations or obtain funding from outside sources. Since our business plan does not anticipate revenue within the next twelve months, management’s plan to ensure our ability to continue as a going concern includes: (i) private placements of debt or equity; (ii) pre-selling fractional ownership interests in the Papagayo Princess Resort & Spa Hotel; (iii) obtaining shareholder loans; and (iv) converting existing debt to equity. Although management believes that the Company will be able to continue as a going concern there can be no assurances that the anticipated means for maintaining this objective will prove successful.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS 168 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending December 31, 2009. This will not have an impact on the results of the Company.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 167 Amendments to FASB Interpretation No. (46R). SFAS 167 is a revision of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that is most significantly impacts the entity’s economic performance. SFAS No. 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning January 1, 2010. The Company is currently unable to determine what impact the future application of SFAS No. 167 may have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets- an Amendment to FASB Statement No. 140. SFAS No. 166 is a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS No. 166 eliminates the concept of a “qualifying special purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning January 1, 2010. The Company is currently unable to determine what impact the future application of SFAS No. 166 may have on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. The disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after the date in the set of financial statements being presented. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009, or the Company’s fiscal quarter beginning July 1, 2009. The Company does not believe that the implementation of SFAS No. 165 will have a material impact on its consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

During the period ended June 30, 2009 there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Legal proceedings were initiated by Wimberley Allison Tong & Goo against SunVesta Projects and Management AG on November 6, 2008 in the Superior Court of the State of California, County of Orange. The claim is based on an alleged failure to satisfy the terms of a promissory note executed in exchange for certain design service rendered in connection with the Papagayo Princess Resort & Spa Hotel. The claim seeks $354,936.56 plus accrued interest in addition to legal fees incurred in prosecuting the suit. The Company has engaged counsel and paid $100,000 on May 11, 2009 to Wimberley Allison Tong & Goo against the amount due. The parties are currently in discussions to reach an agreement in order to resolve the remainder of this claim.

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

The Company reported cumulative, comprehensive losses from January 1, 2005 (date of inception of development stage) until June 30, 2009 of $9,028,889. The historical record indicates that we have not realized revenue from our efforts and cannot provide us with any certainty that revenue is forthcoming or that revenue would be sufficient to support operations. The sum of these indicators creates uncertainty as to whether we will ever transition from losses to profits. Should we continue to incur losses we would be unable to meet our working capital requirements, which inability would stifle operations.

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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 23 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SunVesta, Inc.	Date
/s/ Josef Mettler By: Josef Mettler Its: Chief Executive Officer , Chief Financial Officer, Principal Accounting Officer and Director	August 13, 2009

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

31     Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (attached).

32          Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached).

      *      Incorporated by reference to previous filings of the Company.