Form 10-Q
period 2009-09-30
SUNVESTA, INC.
filed 2009-11-16
CIK 1060409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009.

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

At November 13, 2009 the number of shares outstanding of the registrant's common stock, $0.01 par value (the only class of voting stock), was 39,476,956.

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	3
Condensed Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008 (audited)	4
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine month periods ended September 30, 2009 and September 30, 2008 and the period from inception	5
Unaudited Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2009 and September 30, 2008 and the period from inception	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	17
ITEM 4T. Controls and Procedures	17

PART II. - OTHER INFORMATION
ITEM 1. Legal Proceedings	18
ITEM 1A. Risk Factors	18
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
ITEM 3. Defaults upon Senior Securities	21
ITEM 4. Submission of Matters to a Vote of Securities Holders	22
ITEM 5. Other Information	22
ITEM 6. Exhibits	22
Signatures	23
Index to Exhibits	24

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

SUNVESTA, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$233,472	39,434
Prepaid expenses	3,612	6,766
Other assets	8,987	8,815

Total current assets	246,071	55,015

Property and equipment, net	9,288,546	9,254,974
Deposits	1,863	1,810

Total assets	$9,536,480	9,311,799

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$932,905	1,104,118
Accrued expenses	126,801	124,960
Note payable	548,779	595,668
Advances from related parties	524,151	2,402,812

Total current liabilities	2,132,636	4,227,558

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 50,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 200,000,000 shares
authorized, 39,476,956 and 30,691,102 shares issued
and outstanding, respectively	394,770	306,911
Additional paid-in capital	16,306,306	13,731,409
Accumulated other comprehensive loss	(229,419)	(471,895)
Deferred stock compensation	(11,250)	-
Retained earnings prior to development stage	1,602	1,602
Deficit accumulated during the development stage	(9,058,165)	(8,483,786)

Total stockholders' equity	7,403,844	5,084,241

Total liabilities and stockholders' equity	$9,536,480	9,311,799

The accompanying notes are an integral part of these consolidated financial statements

SUNVESTA, INC.
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Cumulative
	2009	2008	2009	2008	Amounts
Revenues, net	$-	-	-	-	-
Cost of revenues	-	-	-	-	-
Gross profit	-	-	-	-	-

Operating expenses:
General and administrative expenses	137,320	275,443	456,437	916,168	7,404,565
Sales and marketing	51,284	-	54,565	20,688	312,443
	188,604	275,443	511,002	936,856	7,717,008
Loss from operations	(188,604)	(275,443)	(511,002)	(936,856)	(7,717,008)

Other income (expense):
Loss on disposal of assets	-	-	(635)	(2,008)	(3,258)
Loss on sale of investments	-	-	-	-	(1,137,158)
Miscellaneous income	-	-	-	-	79,534
Interest income	-	296	-	301	66,881
Interest expense	(8,778)	(39,897)	(62,742)	(124,565)	(404,786)
Gain on cancellation of debt	-	-	-	-	57,630
	(8,778)	(39,601)	(63,377)	(126,272)	(1,341,157)
Loss before provision for income taxes	(197,382)	(315,044)	(574,379)	(1,063,128)	(9,058,165)

Provision for income taxes	-	-	-	-	-
Net loss	$(197,382)	(315,044)	(574,379)	(1,063,128)	(9,058,165)

Comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(45,013)	608,119	242,476	(203,054)	(229,419)
Comprehensive income (loss)	$(152,369)	293,075	(331,903)	(1,266,182)	(9,287,584)

Loss per common share - basic and diluted	$(0.01)	(0.01)	(0.02)	(0.04)
Weighted average common shares - basic and diluted	39,476,956	29,289,535	35,859,338	29,289,535

The accompanying notes are an integral part of these consolidated financial statements

SUNVESTA, INC.
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,		Cumulative
	2009	2008	Amounts
Cash flows from operating activities:
Net loss	$(574,379)	(1,063,128)	(9,058,165)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	24,212	84,427	269,715
Stock compensation expense	33,750	-	96,019
Related party accrued interest	39,154	104,556	160,359
Note payable accrued interest	19,832	-	19,832
Loss on securities acquired as a deposit on stock	-	-	1,008,324
Loss on disposal of assets	635	2,008	3,258
Gain on cancellation of debt	-	-	(137,204)
(Increase) decrease in:
Prepaid expenses	3,154	(28,249)	(3,612)
Other assets	(172)	6,877	(9,816)
Increase (decrease) in:
Accounts payable	(171,213)	(125,846)	1,883,669
Accrued expenses	1,841	26,951	105,492

Net cash used in operating activities	(623,186)	(992,404)	(5,742,129)

Cash flows from investing activities:
Proceeds from securities available-for-sale	-	-	1,803,669
Purchase of property and equipment	(58,419)	(96)	(9,769,026)
Deposits	(53)	(1,604)	(1,863)

Net cash used in investing activities	(58,472)	(1,700)	(8,030,508)

Cash flows from financing activities:
Net proceeds from deposit on stock	-	-	3,664,417
Proceeds from stock issuance	300,000	-	300,000
Advances from related parties	628,610	1,272,554	9,874,766
Increase in note payable	-	-	700,000
Decrease in note payable	-	(163,664)	(163,664)

Net cash provided by financing activities	928,610	1,108,890	14,375,519

Effect of exchange rate changes	(52,914)	(172,548)	(369,965)

Net increase (decrease) in cash	194,038	(57,762)	232,917

Cash, beginning of period	39,434	60,480	555

Cash, end of period	$233,472	2,718	233,472

The accompanying notes are an integral part of these consolidated financial statements

SUNVESTA, INC.
(A Development Stage Company)

NOTES TO UNAUDITEDCONDENSEDCONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

SunVesta, Inc. (“SunVesta”) (formerly OpenLimit, Inc.) was organized on January 1, 2005 and on August 27, 2007 acquired SunVesta Holding AG (“SunVesta AG”) (collectively the “Company”). SunVesta AG has four wholly-owned subsidiaries: SunVesta Projects and Management AG, a Swiss Company; Rich Land Investments Limitada, a Costa Rican Company; SunVesta Turistik Yatririm VE, a Turkish Company; and SunVesta Costa Rica Marketing & Sales Ltda., a Costa Rican Company.

The acquisition was completed under a Securities Exchange Agreement and Plan of Exchange (the “Agreement”) and the terms of the Agreement provided that SunVesta AG would be a wholly-owned subsidiary of SunVesta, and the stockholders of SunVesta AG received 21,000,000 (approximately 94% immediately after the transaction) shares of SunVesta common stock.

Since the shares issued in the acquisition of SunVesta AG represent control of the total shares of SunVesta’s common stock issued and outstanding immediately following the acquisition, SunVesta AG is deemed for financial reporting purposes to have acquired SunVesta in a reverse acquisition. The business combination was accounted for as a recapitalization of SunVesta giving effect to the acquisition of 100% of the outstanding common shares of SunVesta AG.

The Company is considered a development stage company as defined in ASC Topic 915.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with the instructions in Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-K, for the year ended December 31, 2008, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim results of operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2009.

Additional Footnotes Included By Reference

Except as indicated in the notes below, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

SUNVESTA, INC.
(A Development Stage Company)

NOTES TO UNAUDITEDCONDENSEDCONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

Note 2 - Going Concern

As shown in the accompanying financial statements, the Company has negative working capital, and has incurred net losses since inception. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan. Management’s plan also includes negotiations to convert significant portions of existing debt into equity.

An estimated $10 million is believed necessary to continue operations and increase development through the current and next fiscal year. The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships. The Company currently has plans for a luxury hotel and private residential complex in the Papagayo Gulf Tourism Project area of Costa Rica.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 3 – Property and Equipment

Property and equipment consists of the following:

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Land	$7,000,000	7,000,000
IT Equipment	173,906	173,279
Furniture and equipment	29,979	29,979
Leasehold improvements	66,617	66,617
Construction in-process (see Note 4)	2,286,756	2,229,599

	9,557,258	9,499,474
Less accumulated depreciation	(268,712)	(244,500)

	$9,288,546	9,254,974

Note 4 – Construction In-Process

The Company owns a land lot and a concession to build a luxury hotel and private residences on the land lot situated in the Papagayo Gulf Tourism Project area of Costa Rica.

At September 30, 2009, the Company had incurred $2,286,756 of costs (principally consisting of architectural plans and drawings) related to construction of a luxury hotel and resort on the grounds of the aforementioned Costa Rica land lot.

SUNVESTA, INC.
(A Development Stage Company)

NOTES TO UNAUDITEDCONDENSEDCONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

Note 5 – Note Payable

The Company’s note payable consists of a note payable to Brues y Fernandez Construcciones S.A. (ByF), a construction contractor (see Note 7). The note is repayable in Euros and is collaterized by 10% of the common shares in Rich Land Investments Limitada and bears interest at 6%. The note is currently in default.

Note 6 – Advances from Related Parties

Advances from related parties consists of unsecured due on demand advances as follows:

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Advance from H. Rigendinger, a shareholder of the Company. The advance bears interest at 3% and has no specific repayment terms.	$48,295	47,365

Advance from A. Oehler, a shareholder of the Company. The advance bears interest at 3%. The repayment terms of the advance are currently in default.	$28,977	28,419

Advance from Zypam Ltd., a shareholder of the Company. The advance required an interest charge on funds advanced at 3%. Secured in part, by a pledge of over 30% of the common shares in Richland Investments Limitada.	$437,960	2,105,873

	515,232	2,181,657
Accrued interest on advances	8,919	221,155

	$524,151	2,402,812

The agreement with Zypam Ltd. also contains a subordination clause wherein all other Company creditors are entitled to a priority security interest over the Company’s assets.

Note 7 – Construction Related Agreement

The Company executed an agreement with Brues y Fernandez Construcciones S.A. (ByF), a construction contractor based in Madrid, Spain. Terms of the agreement stated that ByF and the Company will negotiate in good faith but on a non-binding basis the appointment of ByF as general contractor of a hotel on the land lot in the Papagayo Gulf Tourism Project area of Costa Rica (see Notes 4 and 5).

SUNVESTA, INC.
(A Development Stage Company)

NOTES TO UNAUDITEDCONDENSEDCONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

Note 8 – Supplemental Cash Flow Information

During the nine months ended September 30, 2009, the Company:

•	Issued 60,000 shares of common stock related to deferred stock compensation valued at $45,000.

•	Entered into a debt settlement agreement wherein 7,725,854 shares of common stock were issued in payment of $2,245,950 of advances from related parties and a stock subscription receivable for $71,806.

•	Authorized the issuance of 1,000,000 shares of common stock for cash at a price of $0.30 a share.

Note 9 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through November 16, 2009, and determined there are no events to disclose.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and nine month periods ended September 30, 2009.

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

Our initial real estate development, the El Cielo Hideaway Eco Resort and Spa, Private Residences (formerly the “Papagayo Princess Resort & Spa Hotel”), is to be constructed on 20.5 hectares of prime land located in Guanacaste, Costa Rica. The Company has purchased 8.5 hectares and is in negotiations to purchase an additional 12 hectares contiguous with the existing site that would provide the project with direct private beach access. Should the Company be able to expand its project to include this additional property it believes that such purchase will significantly enhance the value of the El Cielo Hideaway Eco Resort and Spa, Private Residences. Construction permits for the property that the Company intends to acquire have already been granted clearing the way for the expected start of construction activities in the first quarter of 2010. The Company believes that the purchase of the additional acreage will be finalized on or before the end of November 2009.

Discussion and Analysis

Our plan of operation for the coming year is to focus on the further development of our business model. We will require a minimum of $10,000,000 in new funding over the next twelve months to progress the construction of the El Cielo Hideaway Eco Resort and Spa, Private Residences and up to $190,000,000 in funding by the time the development is completed. Although we are yet to secure any of this additional financing we are confident that these amounts will become available on a timely basis from debt or equity financings in the first instance until such time as we can begin the pre-sale of ownership interests in the project. Our expected timeline to build and open the hotel is as follows:

•	Receive the building permit by the end of 2009;

•	Receive a mortgage loan as soon as the project is permitted at the end of 2009;

•	Start selling fractional ownership in mid 2010;

•	Start construction in early 2010; and

•	End construction work by early 2012.

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

We intend to contract with a major luxury hotel management brand to operate the El Cielo Hideaway Eco Resort and Spa, Private Residences. On May 19, 2009 the Company entered into a letter of understanding with Wingfield Corporation, an experienced project development company based in Brussels, Belgium and the Jumeirah Group, an international hotel management company based in Dubai, United Arab Emirates that the Jumeirah Group manage El Cielo Hideaway Eco Resort and Spa, Private Residences on completion. Wingfield has further indicated a willingness to enter into a project development agreement with us intended to outsource many of our current project development activities. Further, Horwath HTL Hotel, Tourism and Leisure, one of the world’s largest consulting groups, located in Barcelona, Spain, has completed a Market Demand, Supply and Financial Feasibility Study for our project. The overall conclusions of the reports were positive in connection with the Company’s project in Costa Rica.

Since we intend to conclude an agreement with an international luxury hotel management company in the near term and anticipate outsourcing many of our project development activities, we have reduced our own project development staff. Nonetheless, our focus will remain on developing high-end luxury hotels and resorts in emerging tourist destinations and our operations will continue to concentrate on the conceptualization, design, sales, marketing, and monitoring of our projects.

Results of Operations

During the nine month period ended September 30, 2009 our operations were focused on (i) developing our business model; (ii) negotiating the purchase of additional hectares to expand our project in Costa Rica; (iii) deliberations with local authorities to obtain building permits for the El Cielo Hideaway Eco Resort and Spa; (iv) discussions with prospective project development partners; (v) pursuing additional debt or equity financing arrangements; (vi) improving operating efficiencies and (vii) satisfying continuous public disclosure requirements.

The Company has been funded since inception from equity placements and by shareholders or partners in the form of loans. All of the capital raised to date has been allocated to the development of the El Cielo Hideaway Eco Resort and Spa including the purchase of the land and general and administrative costs.

Comprehensive Losses

For the period from the date of inception of development stage on January 1, 2005 until September 30, 2009 the Company incurred a comprehensive loss of $9,287,584.

Comprehensive loss for the three month period ended September 30, 2009 was $237,236 as compared to comprehensive income of $293,075 for the three month period ended September 30, 2008. The transition to a comprehensive loss in the current period from a comprehensive income in the previous period can primarily be attributed to the gains from foreign currency translation adjustments in the previous period. Comprehensive losses for the nine month period ended September 30, 2009 was $416,770 as compared to comprehensive losses of $1,266,182 for the nine month period ended September 30, 2008. The decrease in comprehensive losses over the comparative nine month periods can primarily be attributed to decreases in general and administrative costs, decreases in interest expenses, and a recognition of a gain on foreign currency translation in the current period. The decrease in general and administrative costs is due to a scaling back of employees and related expenses over the comparative periods as we move towards outsourcing our project development activities.

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

Capital Expenditures

The Company expended a significant amount on capital expenditures for the period from January 1, 2005 to September 30, 2009 in connection with the purchase of land that includes a concession to build a hotel and private residence club in Costa Rica.

Liquidity and Capital Resources

The Company has been in the development stage since inception and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

As of September 30, 2009 we had current assets of $246,071 and total assets of $9,536,480 with a working capital deficit of $1,886,565. Our current assets consisted of $233,472 in cash and cash equivalents, $3,612 in prepaid expenses, and $8,987 in other assets. Our total assets consisted of current assets, property and equipment of $9,288,546, and deposits of $1,863. We had current and total liabilities of $2,132,636 which consisted of advances from related parties, accounts payable, notes payable and accrued expenses. Total stockholders’ equity in the Company was $7,403,844 at September 30, 2009.

Cash flow used in operating activities was $5,742,129 for the period from January 1, 2005 to September 30, 2009. Cash flow used in operating activities for the nine month period ended September 30, 2009 was $623,186 as compared to $992,404 for the nine month period ended September 30, 2008. The decrease in cash flow used in operating activities over the comparable periods was primarily due to a decrease in net losses from operations. We expect to continue to use cash flow in operating activities in future periods as we develop our business plan.

Cash flows used in investing activities was $8,030,508 for the period from January 1, 2005 to September 30, 2009. Cash flows provided by investing activities for the nine month period ended September 30, 2009 was $58,472 as compared to cash flows used in investing activities of $1,700 for the nine month period ended September 30, 2008. We expect to use cash flows in investing activities as funding becomes available for the construction of the El Cielo Hideaway Eco Resort and Spa.

Cash flow provided by financing activities was $14,375,519 for the period from January 1, 2005 to September 30, 2009. Cash flow provided by financing activities for the nine month period ended September 30, 2009 was $928,610 as compared to $1,108,890 for the nine month period ended September 30, 2008. Cash flow provided by financing activities in the current period can be attributed to advances from related parties and proceeds from a stock subscription. We expect to continue to realize cash flow provided by financing activities as our business development plan requires additional funding.

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

The Company does not intend to pay cash dividends in the foreseeable future. The Company had no lines of credit or other bank financing arrangements as of September 30, 2009.

The Company had no commitments for future capital expenditures that were material at September 30, 2009 except those prospectively tied to the construction of the El Cielo Hideaway Eco Resort and Spa.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any additional changes in the number of its employees.

Off-Balance Sheet Arrangements

As of September 30, 2009 the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Going Concern

The Company’s auditors in their audit report for the period ended December 31, 2008 filed in our Form 10-K noted substantial doubt as to our ability to continue as a going concern as a result of accumulated losses since inception and our failure to establish profitable operations.

Our ability to continue as a going concern requires that we either realize net income from operations or obtain funding from outside sources. Since our business plan does not anticipate revenue within the next twelve months, management’s plan to ensure our ability to continue as a going concern includes: (i) private placements of debt or equity; (ii) pre-selling fractional ownership interests in the El Cielo Hideaway Eco Resort and Spa; (iii) obtaining shareholder loans and (iv) converting existing debt to equity. Although management believes that the Company will be able to continue as a going concern there can be no assurances that the anticipated means for maintaining this objective will prove successful.

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

Stock-Based Compensation

We have adopted Accounting Standards Codification Topic (“ASC”) 718, formerly SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 505. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services.

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (FASB) issued ASU 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update are effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The adoption of this update will have no material effect on the Company’s financial condition or results of operations.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value. This update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. The guidance provided in this update is effective for the first reporting period beginning after issuance. The adoption of this statement has had no material effect on the Company’s financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which is codified in FASB ASC 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes the Codification as the source of authoritative GAAP in the United States (the “GAAP hierarchy”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Once the Codification is in effect, all of its content will carry the same level of authority and the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 has had no material effect on the Company’s financial condition or results of operation.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments significantly affect the overall consolidation analysis under FASB ASC 810, Consolidation and require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. SFAS No. 167 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009, early adoption is prohibited. The Company does not believe the future application of SFAS No. 167 will have an adverse impact on its consolidated financial statements.

In June, 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). This statement removes the concept of a qualifying special-purpose entity Statement 140 and removes the exception from applying Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. SFAS No. 166 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and early adoption is prohibited. The Company does not believe the future application of SFAS No. 166 will have any impact on its consolidated financial statements or a material effect on the Company’s financial condition or results of operations.

In May, 2009, FASB issued ASC 855 Subsequent Events which establishes principles and requirements for subsequent events. In accordance with the provisions of ASC 855, the Company currently evaluates subsequent events through the date the financial statements are available to be issued.

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

Changes in Internal Control over Financial Reporting

During the period ended September 30, 2009 there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

Legal proceedings were initiated by Wimberley Allison Tong & Goo against SunVesta Projects and Management AG on November 6, 2008 in the Superior Court of the State of California, County of Orange. The claim is based on an alleged failure to satisfy the terms of a promissory note executed in exchange for certain design service rendered in connection with the El Cielo Hideaway Eco Resort and Spa. The claim seeks $354,936.56 plus accrued interest in addition to legal fees incurred in prosecuting the suit. The Company has engaged counsel and paid $100,000 on May 11, 2009 to Wimberley Allison Tong & Goo against the amount due. The parties are currently in discussions to reach an agreement in order to resolve the remainder of this claim.

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

The Company reported cumulative, comprehensive losses from January 1, 2005 (date of inception of development stage) until September 30, 2009 of $9,287,584. The historical record indicates that we have not realized revenue from our efforts and cannot provide us with any certainty that revenue is forthcoming or that revenue would be sufficient to support operations. The sum of these indicators creates uncertainty as to whether we will ever transition from losses to profits. Should we continue to incur losses we would be unable to meet our working capital requirements, which inability would stifle operations.

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

SunVesta, Inc.	Date
/s/ Josef Mettler By: Josef Mettler Its: Chief Executive Officer , Chief Financial Officer, Principal Accounting Officer and Director	November 16, 2009

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