Form 10-K
period 2009-12-31
SUNVESTA, INC.
filed 2010-05-12
CIK 1060409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009.

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      ___ to      .

Commission file number: 000-28731

SUNVESTA, INC.

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	98-0211356 (I.R.S. Employer Identification No.)

Seestrasse 97, Oberrieden, Switzerland CH-8942

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 011 41 43 388 40 60

Securities registered under Section 12(b) of the Act: none.
Securities registered under Section 12(g) of the Act: common stock (title of class), $0.01 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant's common stock, $0.01 par value (the only class of voting stock), held by non-affiliates (53,287,685 shares) was approximately $13,641,647 based on the average closing bid and ask prices ($0.256) for the common stock on April 29, 2010.

At May 12, 2010 the number of shares outstanding of the registrant's common stock, $0.01 par value (the only class of voting stock), was 54,092,186.

PART I

ITEM 1.     BUSINESS

As used herein the terms “Company,” “we,” “our,” and “us” refer to SunVesta, Inc., its predecessors, and its subsidiaries, unless context indicates otherwise.

Corporate History

The Company was incorporated under the laws of the State of Florida on September 12, 1989 as “Thor Ventures Corp.” On November 26, 2002 the Company’s name was changed to “Jure Holdings, Inc.” as part of a process to restructure the corporation. On April 25, 2003 we acquired OPENLiMiT Holding AG, a Swiss developer of digital signature software and subsequently changed our name to “OPENLiMiT, Inc.” We spun-off OPENLiMiT Holding AG to our stockholders on September 1, 2005. On August 24, 2007 we changed the Company’s name to “SunVesta, Inc.” and on August 27, 2007 acquired SunVesta Holding AG as a wholly-owned subsidiary.

SunVesta Holding AG was incorporated under the laws of Switzerland on December 18, 2001 and is domiciled in Zug, Switzerland. SunVesta Holding AG operates through its subsidiaries: SunVesta Projects & Management AG Switzerland (100% owned), SunVesta Tourism Costa Rica Limitada Costa Rica (100% owned), Rich Land Investments Limitada Costa Rica (“Rich Land”) (90% owned) (we have reached an agreement to purchase the remaining 10% on or before June 30, 2010 for €371,425 with interest accrued since January 1, 2009), and SunVesta Turistik Yatirim ve Ticaret A.S. Turkey (100% owned).

The Company’s principal place of business is located at Seestrasse 97, Oberrieden, Switzerland, CH-8942. Our telephone number is 011 41 43 388 40 60. Our registered agent is Corpdirect Agents, Inc., located at 515 E. Park Ave., Tallahassee, Florida, 32301. Their telephone number is (850) 222-1173.

The Company

The Company is in the process of developing high-end luxury hotels and resorts in emerging tourist destinations that will combine traditional hotel operations with villas that will be sold within the framework of a fractional private residence club program. Members of that program will have international membership privileges. We will concentrate initially on offering luxury hotel products located in attractive, top-class coastal vacation destinations in countries such as Costa Rica, Vietnam and Turkey that are fast emerging as popular tourist destinations. Building on the anticipated success of our initial offerings, we intend to extend our innovative program of private residence clubs and fractional ownership to traditional tourist destinations in order to attract business, sports, and shopping travelers. Ultimately, we intend to develop at least one exclusive luxury hotel and resort in the top vacation destination on each continent in addition to at least five world-class locations that will serve as city boutique and mountain resort hotels.

Country specific conditions will be taken into account when fractional ownership properties are considered for development. The main variable factor is the definition of the right of use that can range from temporary renting or leasing assignments to ownership-like securitization. More basic considerations as to where to develop properties include the stability of local political conditions, geologically useful cultivability, and the types of destinations that attract a five-star clientele. Each potential investment is first compared against a validation checklist and then, if warranted, subjected to a substantial due diligence process. Since location is the key to the success of any tourist based luxury real estate project, each development will be carefully considered during the eligibility process. We also intend to consider projects in fully developed tourist areas. Promising development opportunities often arise from luxury real estate developments driven into foreclosure or sold at auction.

Our initial real estate development, the El Cielo Hideaway Eco Resort and Spa, Private Residences (formerly the “Papagayo Princess Resort & Spa Hotel”), is to be constructed on 20.5 hectares of prime land located in the Guanacaste Province, Costa Rica in the Papagayo Bay. We own 8.5 hectares and signed an agreement on March 22, 2010, to purchase an additional 12 hectares contiguous with the existing site that will provide the project with direct private beach access. Construction permits for the additional property have already been granted but will need to be revised due to some architectural adjustments designed to integrate the additional hectares into the overall project. The construction permits for the initial 8.5 hectares are pending subject to the construction of a water tank and access roads to the property. We have completed 80% of the access roads and expect to start construction of the water tank in May 2010. On completion of these tasks we expect to obtain final construction permits during the third quarter of 2010 that will enable us to start construction in the last quarter of 2010.

We expect that fractional sales for the El Cielo Hideaway Eco Resort and Spa, Private Residences will range from $550,000 to $1,500,000 depending on the size of the unit which sales are expected to realize up to $260,000,000 on completion of the project. Ownership will include the exclusive right to ownership of the unit for 10 to 120 days per year depending on the fractional interest contract. We will keep the management rights for the fractional interests that will be outsourced to a hospitality management partner. Management on site will be provided by our hospitality partner responsible both for running the day to day operation of the resort and leasing fractional ownerships for owners not using their time allotment in any given period.

Costa Rican Tourism

The market for tourism in Costa Rica is dominated by international demand. The Costa Rican Tourism Institute (ICT) reports that the country received 2.1 million tourists in 2008 which number represented a 102.5% increase over the past decade. The continuing increase in visitors to Costa Rica over the period indicates a mature demand market attractor with a very positive worldwide destination positioning. The most relevant origin markets in terms of demand are from North and Central American countries especially the United States, Canada, Mexico, Panama and Nicaragua, which generate approximately 78% of the tourists arriving in Costa Rica. The European market represents approximately 14% of the international demand lead by Spain, Germany, France, Holland and the United Kingdom. Most visitors to Costa Rica arrive through the airport in San Jose, Costa Rica. Seasonal demand for tourism in Costa Rica focuses on three peak seasons from December to January, March to April and June through August.

Guanacaste Province is bounded in the east by a group of vegetated volcanoes and the west by beaches on the Pacific Ocean. The province contains heavily forested areas and seven national parks, and includes the Area de Conservación Guanacaste World Heritage Site. Guanacaste is the northern-most province of Costa Rica, with the Papagayo Bay a 40-minute flight and one-hour car transfer from the capital’s airport. Tourism has emerged as the most lucrative revenue source in the province.

Tourists to the Guanacaste Province of Costa Rica are most often motivated by a desire for favorable weather and beach conditions. Active tourism, those activities including canopying, trekking, visiting volcanoes and flora or fauna watching are secondary considerations. A tourist profile of the typical visitor to Guanacaste Province corresponds to:

•	9 days average stay;

•	65% staying at 5 star hotels;

•	51% older than 40;

•	54% male / 46% female; and

•	35% with family / 40% as couples.

•

The ICT has reported that there are 103 hotels in Guanacaste of which 23% of these hotels are in the 4- and 5-star category. Over 90% of these accommodations are considered beach hotels with the remainder being either eco or mountain hotels. Six of the hotels in Guanacaste are considered to be 5-star destinations. Some of the main hotel operators are represented in Guanacaste including Hilton, Melia, Four Season and Marriot. Occupancy rates are between 80% and 85% on average.

Fractional Ownership

Fractional ownership is designed for people whose primary motivation is to own a second home in which same will only spend a certain amount of time. The concept of fractional ownership divides a property into affordable and equal shares among individual owners often matching individual ownership time to actual usage time. Various categories of fractional have been developed in order to serve different markets and satisfy different needs including timeshares, fractional condo hotels, traditional fractional, private residence clubs and non-equity destination clubs.

A typical fractional home is shared between 4 and 12 people allowing owners to spend 8-12 weeks per year in these second homes. Weeks are assigned through a fixed week calendar so the owner has certainty as to which weeks are available to them. Some fractional also offer the possibility of exchanging weeks with other fractional owners in different locations. Owners can usually use, give away, exchange or rent their weeks with other owners. Should a property owner not wish to use part of his weeks, the managing company can rent out the available week or weeks to another owner. On average, owners receive 50% to 70% of the rental income obtained in this manner. Prospective rental income is only one of the reasons that many perceive fractional ownership as an investment. Other benefits include:

•	Asset appreciation through freehold ownership.

•	Acquiring a luxury lifestyle in a great location with a high quality home on an affordable basis.

•	Low operating costs in relation to fractional usage.

•	Luxury level furnishings, services and amenities.

•	Second home managed by a professional operating company, often an international hotel brand.

•	Generating profits from the resale of the property interest.

Fractional ownership also provides benefits to developers. Since real estate property sales have decreased around the world, offering prospective owners a less expensive ownership option for a second home has opened up the industry to further growth. Benefits to developers include:

•	Access to a larger market of potential owners.

•	Profit increases from fractional sales versus traditional sales.

•	Resorts built with decreased seasonality issues.

•	Value added revenue streams from providing management services for rentals.

Despite the fact that Costa Rica has an extensive coast line on both the Pacific Ocean and the Caribbean Sea, fractional ownership is a concept that is not common in that country. Fractional ownership is a relatively new concept in Costa Rica and therefore the supply of such accommodations is limited. Guanacaste Province is no exception to this rule with only six properties offering this type of luxury housing. Fractional ownership properties in Papagayo Bay where our acreage is located offer 3-4 bedroom apartments in traditional apartment buildings. Only one fractional ownership property offers luxury villas.

Distribution Channels

We intend to utilize traditional, existing third party distribution channels for selling fractional ownership interests and are now in the process of identifying experienced business-partners with a proven record of sales within the industry. Our initial focus is on contracting sales organizations within the western hemisphere that are well placed to market fractional ownership in our Costa Rican property. We are in negotiations with Engel & Voelkers Resorts and are planning to initiate negotiations with Christies Real Estate, Sotheby’s Real Estate, and other marketing and PR firms. We have also signed a letter of understanding with Jumeirah Group, an international hotel management group for luxury resorts, to negotiate a management agreement.

Other prospective distribution channels are:

•	Other large real estate brokers;

•	Travel agencies;

•	Asset managers and insurance brokers;

•	Private banking and family offices;

•	Specialized brokers for residence clubs, destination clubs and high-end fractional interests;

•	Hotel management companies; and

•	Direct sales at the resort through the Company and/or the hotel management company.

Competition

Efforts to establish an affiliation of luxury tourist real estate developments that offer fractional ownership are fragmented and very competitive. Although we do not believe that we will compete directly with any other programs, we do believe that we will compete indirectly with a number of companies, both private and public, that are active in developing and promoting fractional ownership in tourist destinations. Many of these competitors are substantially larger and better funded than we are with significantly longer histories of real estate development.

Our primary competition in Guanacaste Province is comprised of eight 5-star establishments which include the Four Seasons Resort, Occidental Grand Papagayo, Hilton Papagayo Resort, Paradisus Playa Conchal, Rui Guanacaste, Punta Islita, Reserva Conchl and J.W. Marriott Guanacaste. The closest direct competition for El Cielo Hideaway will be the Four Seasons Hotel. The Four Seasons meets the highest quality in excellence of service, 5-star premium rates with the availability of high end services. Hotel Punta Islita is a less direct competitor with its focus on the “luxury eco beach” concept. Our other competitors rely more on their own international branding than on luxury fractional ownership. Otherwise, competition is quite homogeneous in terms of facilities and services offered. All of our competitors offer the common basic services required by fractional owners while some offer additional services or products including private pools, marinas, fitness centers, bars, restaurants, beauty salons, conference facilities, personal chefs and water sports.

Despite the obstacles to entry that might come from competition, we believe that the development of luxury fractional ownership properties is based principally on the following factors:

•	Location of development;

• The level of service offered;

• The terms of fractional ownership offered;

• The preferential treatment of clients; and

• The reputation of the business.

We anticipate that, as our business develops, we will respond successfully to these considerations. Further, we believe that we have certain distinctive competitive advantages over all or many of our competitors that will enable us to progress the development of our plan of operation including:

•	The location of our initial Costa Rican project and future projects.

•   Client privileges offered.

•   Environmental integrity.

•   Our willingness to consider joint venture relationships with third parties to maximize resources.

All of these factors in combination with the dedication of our personnel and partners will enable us to be competitive in offering fractional ownership of luxury real estate.

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

Tourist Demographics – Costa Rica

•	Between 1998 and 2008 the number of tourists visiting Costa Rica almost doubled;

•	Costa Rica is being considered as one of the most attractive tourism destinations worldwide.

•	The demand for new hotel rooms is increasing per year by a minimum of 6%.

•	The yearly growth of Costa Rica’s tourism industry is 6.6%.

•	The “Plan Nacional de Turismo” (2002 – 2012) is expecting an average of 2.5 million tourists with an increasing demand for accommodation facilities.

•	Over 78% of tourists originate from the United States, Canada and Central America, with 14% from Europe, and 8% from South America and the Caribbean.

Industry

There are over 170 large fractional interest resorts in North America, over 80% of which are located in the United States. These resorts can be classified by aggregate retail sales price per unit, as follows:

•	Over 50% are “Traditional Fractional Interest” at less than $500 per square foot.

•	Almost 25% are “High-End Fractional Interest” at $500 to $999 per square foot.

•	Over 20% are “Private Residence Clubs” at $1,000 or higher per square foot.

Of the resorts in active sales, the upper tiers have shown the greatest growth in recent years, with around half of the units sold in the Private Residence Clubs tier.

Fractional interest resorts exist in four primary types of destinations:

•	Ski (over half).

•	Golf (just under 25 percent).

•	Beach (around 20 percent).

•	Urban (a few percent).

Fractional interest share sizes range from 1/25 (two weeks of annual ownership) to 1/4 (13 weeks of annual ownership). The upper tier resorts tend towards larger fractional interests at 1/7 and 1/8 shares (6 to 8 weeks of annual ownership). The average price of a fractional interest was near $200,000 in 2004, with Private Residence Club unit prices averaging over $250,000 per fraction. Maintenance fees average over $1,000 per week for Private Residence Club units. Fees vary significantly by unit size, resort features, and other characteristics. Two-bedroom units are most common in High End Fractional Interest and Private Residence Club units. Private Residence Club units tend to be smaller than High End Fractional Interest units due to locations which feature exceptionally high land values and/or construction costs. Most fractional resorts report affiliation with an external exchange company. In addition, many resorts offer internal exchange through a club or private relationship between independent developers. Rental and resale programs are offered by more than half of all active resorts.

High End Fractional Interest and Private Residence Club owners tend to be married empty-nesters in their mid to earlier fifties. Owners are very affluent with almost half reporting a household income of $500,000 or more. Over 90% of owners report being satisfied with their fractional interest and have either already recommended fractional ownership to a friend or relative, or are willing to do so. The most important purchase motivations, as reported by owners are:

•	Location of the resort.

•	Quality of finishes and furnishings.

•	Extent of on-site amenities and activities.

The most important purchase hesitations are:

•	Worry that they may not always receive their preferred time or home.

•	Concerns about ability to resell.

•	Annual dues and maintenance fees.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts

The Company currently operates under and holds no patents, trademarks, licenses, franchises, or concessions other than having registered its “SunVesta” trademark in various countries.

The Company is not subject to any labor contracts.

Governmental and Environmental Regulation

The Company’s operations are subject to a variety of national, federal, provincial and local laws, rules and regulations relating to, among other things, worker safety and the use, storage, discharge and disposal of environmentally sensitive materials. We believe that we are in compliance in all material respects with all laws, rules, regulations and requirements that affect our business. Further, we believe that compliance with such laws, rules, regulations and requirements do not impose a material impediment on our ability to conduct business.

Costa Rican Sustainable Development

Costa Rica is considered as being in the forefront of implementing environmental policies. The country’s national strategies for sustainable development are a broad matrix of policies requiring eco-friendly practices, such as Agenda 21. The Agenda 21 process as developed by the 1992 and 2002 Earth Summits is defined as a participative planning tool in which sectors in the government and civil society concertedly determine the course to be taken by their communities, regions, or countries in pursuit of sustainable development. This process and other Costa Rican sustainable development policies could delay or increase the cost of the development of the El Cielo Hideaway.

Climate Change Legislation and Greenhouse Gas Regulation

Many studies over the past couple decades have indicated that emissions of certain gases contribute to warming of the Earth’s atmosphere. In response to these studies, many nations agreed to limit emissions of “greenhouse gases” or “GHGs” pursuant to the United Nations Framework Convention on Climate Change, and the “Kyoto Protocol” to which Costa Rica is a signatory. Greenhouse gas legislation in Costa Rica could have a material adverse effect on our business, financial condition, and results of operations.

Employees

The Company is a development stage company and currently has four employees. Our management uses consultants, attorneys, and accountants to assist in the conduct of our business.

Reports to Security Holders

Our annual report contains audited financial statements. We are not required to deliver an annual report to security holders and will not automatically deliver a copy of the annual report to our security holders unless a request is made for such delivery. We file all of our required reports and other information with the Securities and Exchange Commission (the “Commission”). The public may read and copy any materials that are filed by the Company with the Commission at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by us with the Commission have also been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at http://www.sec.gov.

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

The Company has no operating history upon which an evaluation of our business prospects can be based. Rather, our prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the acceptance of its business model. We are incurring costs to develop our luxury real estate and hospitality business. There can be no assurance that we will be profitable on a quarterly or annual basis. In addition, as we expand our business operations we will likely need to increase our operating expenses and increase our administrative resources. To the extent that such expenses are not subsequently followed by commensurate revenues, our results of operations and financial condition would be materially adversely affected.

The Company has a historical record of losses which may continue.

The Company reported cumulative, comprehensive losses from January 1, 2005 (date of inception of development stage) until December 31, 2009 of $11,004,266. The historical record indicates that we have not realized revenue from our efforts and cannot provide us with any certainty that revenue is forthcoming or that revenue would be sufficient to support operations. The sum of these indicators creates uncertainty as to whether we will ever transition from losses to profits. Should we continue to incur losses we would be unable to meet our working capital requirements which inability would stifle operations.

Need for additional financing.

The Company has no revenue from operations and therefore is not able to meet operating costs. As such, we will need to raise substantial capital within the next twelve months to develop our operations. However, there can be no assurance that we will be able to raise the required capital. Failure to obtain adequate capital would significantly curtail our business.

Unpredictability of future revenues; potential fluctuations in the Company’s operating results.

Since we have no history of generating revenues within the niche luxury real estate market in which we intend to compete, we are unable to forecast revenues accurately. Our current and future expense levels are based largely on our own investment/operating plans and estimates of future revenue. The Company may be unable to adjust spending to compensate for any unexpected revenue shortfall or delay. Accordingly, any significant shortfall or delay in revenue in relation to our planned expenditures would have an immediate adverse affect on our business, financial condition, and results of operations.

We are dependent on key personnel.

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

The results of our operations depend on the efforts of third parties.

Almost all of our operations depend on the efforts of third parties. Despite being leaders in their respective fields, our dependence on third parties to initiate, determine and conduct operations could impede the Company’s prospects for success.

Our unproven approach to fractional ownership of luxury real estate includes unproven concepts.

Although fractional ownership of luxury real estate is not new to the hospitality industry, our business plan combines proven concepts of fractional ownership with unproven concepts that are yet to be offered. As a result, we do not know with any certainty whether our services and/or products will be accepted within the hospitality marketplace. If our services and/or products prove to be unsuccessful, such failure could materially adversely affect our financial condition, operating results, and cash flows.

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

Our internal controls over financial reporting are not considered effective which conclusion may result in a loss of investor confidence in our reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. Since we are unable to assert that our internal controls are effective, our investors may lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.     PROPERTIES

El Cielo Hideaway Eco Resort and Spa, Private Residences

We own 8.5 hectares of undeveloped prime land and have contracted to purchase an additional 12 hectares for $12,000,000 that is contiguous to our existing site located in Guanacaste Province, Costa Rica on which we intend to build our first luxury hotel and resort: the El Cielo Hideaway Eco Resort and Spa, Private Residences (formerly the Papagayo Princess Resort & Spa Hotel). The property includes a concession granted by the authorities that permits us to construct up to 180 bedrooms and a beach club in which we intend to offer fractional ownership interests. The additional 12 hectares will provide our project with direct beach access. Construction permits for the property that the Company intends to acquire have already been granted but will be revised to integrate the overall project. We expect to start construction activities in the fourth quarter of 2010.

The El Cielo Hideaway will be divided into 193 hotel suites and 54 villas of various dimensions varying from 65 square meters to 560 square meters that will be developed in two phases. Phase 1 will consist of five free-standing villas and five villas with five suites each, a beach club with a restaurant, and a beach spa. Phase 2 will include the remainder of the project. The resort will also include extensive spa, sport, and wellness facilities. Further, we are in final negotiations to provide our guests with access to three, nearby 18-hole signature golf courses.

Office

The Company currently maintains its offices at Seestrasse 97, Oberrieden Switzerland CH-8942 based on a lease due to expire on December 2010. The Company paid $24,000 and $74,000 for the years ended December 31, 2009 and 2008, respectively, for the use of this office. We believe that we have sufficient office space for the foreseeable future in order to carry out the plan of operation described herein.

ITEM 3.     LEGAL PROCEEDINGS

Legal proceedings were initiated by Wimberley Allison Tong & Goo against SunVesta Projects and Management AG on November 6, 2008 in the Superior Court of the State of California, County of Orange due to an alleged failure to satisfy the terms of a promissory note executed in exchange for certain design service rendered in connection with the El Cielo Hideaway. The claim sought $354,936 plus accrued interest and legal fees. The Company engaged counsel and entered into settlement negotiations which resulted in a payment of $100,000 on May 11, 2009 to Wimberley Allison Tong & Goo against the amount due and abatement in their prosecution of the suit.

On March 23, 2010, Wimberly Allison Tong & Goo engaged a debt collector for the remaining amount of $254,936 plus accrued interest and legal fees. We returned to settlement negotiations and have agreed to settle the outstanding amounts, without interest or legal fees, in equal installments due on April 30, May 31, June 30, and July 31, 2010. The Company paid the April 30 installment on schedule.

ITEM 4.     (REMOVED AND RESERVED)

Removed and reserved.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the Financial Industry Regulatory Authority, under the symbol “SVSA.” Trading in the common stock over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. These prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the years ended December 31, 2009 and 2008 are as follows:

Year	Quarter Ended	High	Low
2009	December 31	$0.47	$0.07
	September 30	$0.50	$0.19
	June 30	$0.52	$0.20
	March 31	$1.15	$0.15
2008	December 31	$2.00	$0.50
	September 30	$3.00	$1.00
	June 30	$3.00	$2.60
	March 31	$3.00	$1.05

Capital Stock

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of May 12, 2010 there were 83 shareholders of record holding a total of 54,092,186 shares of fully paid and non-assessable common stock of the 200,000,000 shares of common stock, par value $0.01, authorized. The board of directors believes that the number of beneficial owners is greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

As of May 12, 2010 there were no shares issued and outstanding of the 50,000,000 shares of preferred stock authorized. The par value of the preferred stock is $0.01 per share. The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the board of directors.

Warrants

As of May 12, 2010 the Company had no outstanding warrants to purchase shares of our common stock.

Stock Options

As of May 12, 2010 the Company had no outstanding stock options to purchase shares of our common stock.

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

Discussion and Analysis

Our business plan for the coming year is to focus on the further development of our business model. We will require a minimum of $23,631,250 in new funding over the next twelve months to progress the construction of the El Cielo Hideaway Eco Resort and Spa, Private Residences and up to $155,000,000 in funding by the time the development is completed.

SunVesta Holding AG intends to issue a fixed-income bond for 30,000,000 Swiss francs (approximately $28,000,000) to fund Phase 1. The bond is expected to have a term of 3-years and bear an interest rate of 7.25% per annum. Placement of the bond in Germany is expected between May 2010 and September 2010. Funding of Phase 2 is intended to be a mix of equity raised by the pre-sale of fractional ownership interests of villas and suites and a construction mortgage. The construction of Phase 2 will start as soon as the pre-sale of fractional interests has reached 25% of the overall project. Although we are yet to secure sufficient financing we are confident the required amounts will be available on a timely basis. Our expected timeline to build and open the El Cielo Hideaway Eco Resort and Spa, Private Residences is as follows:

•	Receive construction permits in the third quarter of 2010;

•	Receive a mortgage loan in the last quarter of 2010;

•	Start selling fractional ownership in mid 2010;

•	Start construction in the fourth quarter of 2010; and

•	End construction work the second quarter of 2013.

We also intend to conclude an agreement with an international luxury hotel management company in the near term and anticipate outsourcing many of our project development activities.

On May 19, 2009 the Company entered into a letter of understanding with Wingfield Corporation, an experienced project development company based in Brussels, Belgium and the Jumeirah Group, an international hotel management company based in Dubai, United Arab Emirates. Further, Horwath HTL Hotel, Tourism and Leisure, one of the world’s largest consulting groups, located in Barcelona, Spain, has recently completed a financial feasibility study for the El Cielo Hideaway Eco Resort and Spa, Private Residences which concluded that the increase in market demand for luxury residences make our project an attractive investment in the area.

Results of Operations

During the year ended December 31, 2009 our operations were focused on (i) developing our business model; (ii) negotiating the purchase of additional hectares to expand our project in Costa Rica; (iii) deliberations with local authorities to obtain building permits for the El Cielo Hideaway; (iv) discussions with prospective project development partners; (v) pursuing additional debt or equity financing arrangements; (vi) improving operating efficiencies and (vii) satisfying continuous public disclosure requirements.

The Company has been funded since inception from equity placements and by shareholders or partners in the form of loans. All of the capital raised to date has been allocated to the development of the El Cielo Hideaway including the purchase of the land and general and administrative costs.

Comprehensive Losses

For the period from the date of inception of development stage on January 1, 2005, until December 31, 2009, the Company incurred a comprehensive loss of $11,004,266. Comprehensive loss for the year ended December 31, 2009 increased to $2,211,385 from $1,429,178 for the year ended December 31, 2008. The increase in comprehensive loss can primarily be attributed to the extinguishment of debt in the current period. We did not generate revenue during this period and the Company expects to continue to incur losses through the year ended December 31, 2010.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on its operations over the past three years.

Capital Expenditures

The Company expended a significant amount on capital expenditures for the period from January 1, 2005 to December 31, 2009, in connection with the purchase of land that includes a concession to build a hotel and private residence club in Costa Rica.

Liquidity and Capital Resources

The Company has been in the development stage since inception and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

As of December 31, 2009, we had a working capital deficit of $2,101,464. We had current assets of $82,336 and total assets of $9,393,383. Our current assets consisted of $73,945 in cash and cash equivalents and $8,391 in other assets. Our total assets consisted of current assets, property and equipment of $9,309,184, and deposits of $1,863. We had current and total liabilities of $2,183,800 which consisted of advances from related parties, accounts payable, notes payable and accrued expenses. Total stockholders’ equity in the Company was $7,209,583 at December 31, 2009.

Cash flow used in operating activities was $6,074,958 for the period from January 1, 2005, to December 31, 2009. Cash flow used in operating activities for the year ended December 31, 2009, was $956,015 as compared to $1,212,300 for the year ended December 31, 2008. The decrease in cash flow used in operating activities over the comparable periods was primarily due to a decrease in net losses from operations, which decrease was partially offset by an accounting adjustment from a decrease in accounts payable. We expect to continue to use cash flow in operating activities in future periods as we develop our business plan.

Cash flows used in investing activities was $8,052,936 for the period from January 1, 2005 to December 31, 2009. Cash flows used in investing activities for the year ended December 31, 2009, was $80,900 as compared to cash flows provided by investing activities of $52,986 for the year ended December 31, 2008. We expect to use cash flows in investing activities as funding becomes available for the construction of the El Cielo Hideaway.

Cash flow provided by financing activities was $14,536,912 for the period from January 1, 2005 to December 31, 2009. Cash flow provided by financing activities the year ended December 31, 2009, was $1,090,003 as compared to $1,351,025 for the year ended December 31, 2008. Cash flow provided by financing activities in the current period can be attributed to advances from related parties. We expect to continue to realize cash flow provided by financing activities as our business development plan requires additional funding.

The Company’s current assets are insufficient to conduct its plan of operation over the next twelve (12) months. We will have to seek at least $23,631,250 in debt or equity financing over the next twelve months to fund the development of our business plan. SunVesta Holding AG is preparing an offering memorandum for a fixed-income bond in the amount of 30,000,000 Swiss francs. The offering memorandum will allow us to place bonds in the German public capital market. Despite our efforts, no assurances can be given that any additional funding will be available. Our shareholders continue to be the most likely source of immediate funding in the form of loans or equity placements though none have made any commitment for future investment and we have no agreement formal or otherwise to procure immediate funding. Our inability to obtain funding will have a material adverse affect in the near term on our business plan.

The Company does not intend to pay cash dividends in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements as of December 31, 2009.

The Company had no commitments for future capital expenditures that were material at December 31, 2009 except those tied, subject to financing, to the construction of the El Cielo Hideaway Eco Resort and Spa, Private Residences.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any additional changes in the number of its employees.

Off-Balance Sheet Arrangements

As of December 31, 2009, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Going Concern

The Company’s auditors in their audit report for the period ended December 31, 2009 filed herewith note a substantial doubt as to our ability to continue as a going concern as a result of accumulated losses since inception and our failure to establish profitable operations. Our ability to continue as a going concern requires that we either realize net income from operations or obtain funding from outside sources. Since our business plan does not anticipate revenue within the next twelve months, management’s plan to ensure our ability to continue as a going concern includes: (i) private placements of debt or equity; (ii) pre-selling fractional ownership interests in the El Cielo Hideaway Eco Resort and Spa, Private Residences; (iii) obtaining shareholder loans and (iv) converting existing debt to equity. Although management believes that the Company will be able to continue as a going concern there can be no assurances that the anticipated means for maintaining this objective will prove successful.

Critical Accounting Policies

In Note 2 to the audited financial statements for the years ended December 31, 2009 and 2008 filed herewith the Company discusses those accounting policies that are considered to be significant in determining the results of operations and our financial position. The Company believes that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

Recent Accounting Pronouncements

Please see Note 14 to the accompanying consolidated financial statements for recent accounting pronouncements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended December 31, 2009 and 2008, are attached hereto as F-1 through F-15.

SUNVESTA, INC.

(A Development Stage Company)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

                                                                                           Page

Report of Independent Registered Public Accounting Firm                  F-2

Consolidated Balance Sheets                                                             F-3

Consolidated Statements of Operations and Comprehensive Loss         F-4

Consolidated Statements of Stockholders’ Equity (Deficit)                   F-5

Consolidated Statements of Cash Flows                                             F-6

Notes to Consolidated Financial Statements                                        F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

SunVesta, Inc. and Subsidiaries

Oberrieden, Switzerland

We have audited the accompanying consolidated balance sheets of SunVesta, Inc. & Subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2009 and for the period from inception of the development stage on January 1, 2005 through December 31, 2009. SunVesta, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. SunVesta, Inc. and Subsidiaries is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of SunVesta, Inc. and Subsidiaries’ internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SunVesta, Inc. & Subsidiaries as of December 31, 2009 and 2008 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2009 and for the period from inception of the development stage on January 1, 2005 through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming SunVesta, Inc. and Subsidiaries will continue as a going concern. As discussed in Note 3 to the financial statements, SunVesta, Inc. and Subsidiaries has incurred losses since its inception and has not yet established profitable operations. These factors raise substantial doubt about the ability of SunVesta, Inc. and Subsidiaries to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

May 12, 2010

SUNVESTA, INC. (A Development Stage Company) CONSOLIDATED BALANCE SHEETS December 31, 2009 and 2008

ASSETS	2009	2008

Current assets:
Cash and cash equivalents	$73,945	39,434
Prepaid expenses	-	6,766
Other assets	8,391	8,815

Total current assets	82,336	55,015

Property and equipment, net	9,309,184	9,254,974
Deposits	1,863	1,810

Total assets	$9,393,383	9,311,799

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$757,681	1,104,118
Accrued expenses	122,392	124,960
Note payable	564,305	595,668
Advances from related parties	739,422	2,402,812

Total current liabilities	2,183,800	4,227,558

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 50,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 200,000,000 shares
authorized, 39,476,956 and 30,691,102 shares issued
and outstanding, respectively	394,770	306,911
Additional paid-in capital	17,851,477	13,731,409
Accumulated other comprehensive loss	(70,435)	(471,895)
Retained earnings prior to development stage	1,602	1,602
Deficit accumulated during the development stage	(10,955,631)	(8,483,786)

	7,221,783	5,084,241
Treasury stock, 111,000 and 0 shares at cost, respectively	(12,200)	-

Total stockholders' equity	7,209,583	5,084,241

Total liabilities and stockholders' equity	$9,393,383	9,311,799

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC. (A Development Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS Years Ended December 31, 2009 and 2008 and Cumulative Amounts

			Cumulative
	2009	2008	Amounts

Revenues, net	$-	-	-
Cost of revenues	-	-	-

Gross profit	-	-	-

Operating expenses:
General and administrative expenses	601,503	1,123,951	7,549,631
Sales and marketing	58,780	20,989	316,658

	660,283	1,144,940	7,866,289

Loss from operations	(660,283)	(1,144,940)	(7,866,289)

Other income (expense):
Loss on disposal of assets	(635)	(2,623)	(3,258)
Loss on sale of investments	-	-	(1,137,158)
Miscellaneous income	-	79,534	79,534
Interest income	-	489	66,881
Interest expense	(125,847)	(120,837)	(467,891)
Loss on extinguishment of debt	(1,685,080)	-	(1,627,450)

	(1,811,562)	(43,437)	(3,089,342)

Loss before provision for income taxes	(2,471,845)	(1,188,377)	(10,955,631)

Provision for income taxes	-	-	-

Net loss	$(2,471,845)	(1,188,377)	(10,955,631)

Comprehensive loss:
Foreign currency translation net of taxes
of $141,000, $(126,800), and $(74,000)	260,460	(240,801)	(48,635)

Comprehensive loss	$(2,211,385)	(1,429,178)	(11,004,266)

Loss per common share - basic and diluted	$(0.07)	(0.04)

Weighted average common shares -
basic and diluted	36,771,176	29,572,000

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC. (A Development Stage Company) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) January 1, 2005 (Date of Inception) to December 31, 2009
										Deficit
								Accumulated		Accumulated	Total
							Additional	Other		During the	Stockholders'
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Stage	(Deficit)
Balance at January 1, 2005	-	$-	21,000,000	$210,000	-	$-	$281,521	$128	$1,602	$-	$493,251
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	-	(807,118)	(807,118)
Other comprehensive income -
cumulative foreign currency
translation adjustment	-	-	-	-	-	-	-	23,149	-	-	23,149
Balance at December 31, 2005	-	-	21,000,000	210,000	-	-	281,521	23,277	1,602	(807,118)	(290,718)
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	-	(3,575,713)	(3,575,713)
Other comprehensive loss -
cumulative foreign currency
translation adjustment	-	-	-	-	-	-	-	(163,151)	-	-	(163,151)
Balance at December 31, 2006	-	-	21,000,000	210,000	-	-	281,521	(139,874)	1,602	(4,382,831)	(4,029,582)
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	-	(2,912,578)	(2,912,578)
Other comprehensive income -											-
cumulative foreign currency											-
translation adjustment	-	-	-	-	-	-	-	35,580	-	-	35,580
Acquisition of OpenLimit, Inc.	-	-	1,400,017	14,000	-	-	(63,080)	-	-	-	(49,080)
Issuance of common stock for debt	-	-	6,431,237	64,312	-	-	10,742,025	-	-	-	10,806,337
Balance at December 31, 2007	-	$-	28,831,254	$288,312	-	$-	$10,960,466	$(104,294)	$1,602	$(7,295,409)	$3,850,677
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	-	(1,188,377)	(1,188,377)
Other comprehensive loss -
cumulative foreign currency
translation adjustment	-	-	-	-	-	-	-	(367,601)	-	-	(367,601)
Issuance of common stock for debt	-	-	1,818,180	18,182	-	-	2,709,091	-	-	-	2,727,273
Issuance of common stock for compensation	-	-	41,668	417	-	-	61,852	-	-	-	62,269
Balance at December 31, 2008	-	-	30,691,102	306,911	-	-	13,731,409	(471,895)	1,602	(8,483,786)	5,084,241
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	-	(2,471,845)	(2,471,845)
Other comprehensive loss -
cumulative foreign currency
translation adjustment	-	-	-	-	-	-	-	401,460	-	-	401,460
Issuance of common stock for debt	-	-	7,725,854	77,259	-	-	3,785,668	-	-	-	3,862,927
Issuance of common stock for compensation	-	-	60,000	600	-	-	44,400	-	-	-	45,000
Issuance of common stock for cash	-	-	1,000,000	10,000	-	-	290,000	-	-	-	300,000
Purchase of treasury stock	-	-	-	-	(111,000)	(12,200)	-	-	-	-	(12,200)
Balance at December 31, 2009	-	$-	39,476,956	$394,770	(111,000)	$(12,200)	$17,851,477	$(70,435)	$1,602	$(10,955,631)	$7,209,583

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC. (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS Years Ended December 31, 2009 and 2008 and Cumulative Amounts

			Cumulative
	2009	2008	Amounts
Cash flows from operating activities:
Net loss	$(2,471,845)	(1,188,377)	(10,955,631)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	26,002	105,585	271,505
Stock compensation expense	45,000	62,269	107,269
Related party accrued interest	92,787	121,205	293,448
Note payable accrued interest	8,141	-	8,141
Loss on securities acquired as a deposit on stock	-	-	1,008,324
Loss on disposal of assets	635	2,623	3,258
(Gain) loss on extinguishment of debt	1,685,080	(79,574)	1,547,876
(Increase) decrease in:
Prepaid expenses	6,766	(6,766)	-
Other assets	424	(1,938)	(9,220)
Increase (decrease) in:
Accounts payable	(346,437)	(188,587)	1,548,989
Accrued expenses	(2,568)	(38,740)	101,083
Net cash used in operating activities	(956,015)	(1,212,300)	(6,074,958)

Cash flows from investing activities:
Proceeds from securities available-for-sale	-	-	1,740,381
Purchase of property and equipment	(80,847)	(96)	(9,791,454)
Deposits	(53)	53,082	(1,863)
Net cash provided by (used in) investing activities	(80,900)	52,986	(8,052,936)

Cash flows from financing activities:
Net proceeds from deposit on stock	-	-	3,664,417
Proceeds from stock issuance	300,000	-	300,000
Advances from related parties	802,203	1,514,689	10,048,359
Increase in note payable	-	-	700,000
Decrease in note payable	-	(163,664)	(163,664)
Purchase of treasury stock	(12,200)	-	(12,200)
Net cash provided by financing activities	1,090,003	1,351,025	14,536,912

Effect of exchange rate changes	(18,577)	(212,757)	(335,628)

Net increase (decrease) in cash	34,511	(21,046)	73,390
Cash, beginning of period	39,434	60,480	555
Cash, end of period	$73,945	39,434	73,945

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009and 2008

Note 1 – Organization and Basis of Presentation

On August 27, 2007 SunVesta, Inc. (“SunVesta”) acquired SunVesta Holding AG (“SunVesta AG”) (collectively the “Company”). SunVesta AG has four wholly-owned subsidiaries: Sunvesta Projects and Management AG, a Swiss Company; Rich Land Investments Limitada, a Costa Rican Company; Sunvesta Turistik Yatririm VE, a Turkish Company; and Sunvesta Costa Rica Marketing & Sales Ltda., a Costa Rican Company.

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

SUNVESTA, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009and 2008

Note 2 - Summary of Significant Accounting Policies (continued)

Long-Lived Assets

The Company evaluates its long-lived assets in accordance with Accounting Standards Codification (ASC) 360 “Accounting for the Impairment of Long-Lived Assets”. Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of these assets and is recorded in the period in which the determination was made.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740. This standard requires the Company to provide for deferred income taxes that arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The Company considers many factors when evaluating and estimating its tax positions and tax benefits. Tax positions are recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the positions will be sustained upon examination. Reserves are established if it is believed certain positions may be challenged and potentially disallowed. If facts and circumstances change, reserves are adjusted through the provision for income taxes. The Company recognizes interest expense and penalties related to unrecognized tax benefits in the provision for income taxes.

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

December 31, 2009and 2008

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

The Company currently has plans for a hotel in the Papagayo Gulf Tourism Project area of Costa Rica. An estimated $23,631,250 is believed necessary to continue this plan and increase development. The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 4 – Property and Equipment

Property and equipment consists of the following:

	2009	2008

Land	$7,000,000	7,000,000
IT Equipment	173,906	173,279
Furniture and equipment	29,979	29,979
Leasehold improvements	66,617	66,617
Construction in-process (see Note 5)	2,309,184	2,229,599

	9,579,686	9,499,474
Less accumulated depreciation	(270,502)	(244,500)

	$9,309,184	9,254,974

Note 5 – Construction In-Process

The Company owns a land lot and a concession to build a hotel and apartments on the land lot situated in the Papagayo Gulf Tourism Project area of Costa Rica.

At December 31, 2009, the Company had incurred $2,309,184 of costs (principally consisting of architectural plans and drawings) related to construction of a luxury hotel and resort on the grounds of the aforementioned Costa Rica land lot.

SUNVESTA, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009and 2008

Note 6 – Note Payable

The Company’s note payable consists of a note payable to Brues Construciones S.A. (“Brues”), a construction contractor. The note is repayable in Euros and is collaterized by 10% of the common shares in Rich Land Investments Limitada and bears interest at 6%. The note is currently in default. The notes payable balance sheet amounts for 2009 and 2008 included related accrued interest of approximately $32,000 and $24,000, respectively.

Note 7 – Advances and Accrued Interest from Related Parties

Advances from related parties consists of unsecured due on demand advances as follows:

	2009	2008

Advance from H. Rigendinger, a shareholder of the Company. The advance bears interest at 3% and has no specific repayment terms.	$48,180	47,365

Advance from A. Oehler, a shareholder of the Company. The advance bears interest at 3%. The repayment terms of the advance are currently in default.	28,908	28,419

Advances from Zypam Ltd., a shareholder of the Company. The advances bear interest at 3% and have no specific repayment terms. Secured in part, by a pledge of over 30% of the common shares in Rich Land Investments Limitada.	601,504	2,105,873

	678,592	2,181,657
Accrued interest on advances	60,830	221,155

	$739,422	2,402,812

The agreement with Zypam Ltd. also contains a subordination clause wherein all other Company creditors are entitled to a priority security interest over the Company’s assets.

Note 13 includes information on the conversion of some of the above balances to common stock of the Company subsequent to December 31, 2009.

Note 8 – Related Party Transaction

During 2009, the directors of the Company and its subsidiaries received 60,000 shares of common stock in exchange for their services rendered valued in the amount of $45,000.

SUNVESTA, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009and 2008

Note 9 – Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

	Years Ended
	December 31,		Cumulative
	2009	2008	Amounts

Income tax benefit at statutory rate	$(900,000)	(400,000)	(3,900,000)
Change in valuation allowance	900,000	400,000	3,900,000

	$-	-	-

Deferred tax assets are as follows:

	2009	2008

Net operating loss carryforwards	$3,900,000	3,000,000
Valuation allowance	(3,900,000)	(3,000,000)

	$-	-

The Company has net operating loss carryforwards of approximately $11,500,000, which begin to expire in the year 2017. The amount of net operating loss carryforwards that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

Note 10 – Construction Related Agreement

The Company executed an agreement with Brues, a construction contractor based in Madrid, Spain. Terms of the agreement stated that Brues and the Company will negotiate in good faith but on a non-binding basis the appointment of Brues as general contractor of a hotel on the land lot in the Papagayo Gulf Tourism Project area of Costa Rica (see Notes 5, 6, and 13).

SUNVESTA, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009and 2008

Note 11 – Supplemental Cash Flow Information

Actual cash paid for interest and income taxes for the years ended December 31, 2009 and 2008, was approximately as follows:

	2009	2008

Interest	$24,000	24,000
Income taxes	$-	-

During the year ended December 31, 2009, the Company entered into a debt settlement agreement whereby the Company issued 7,725,854 shares of common stock in exchange for a related party payable of $2,317,756.

During the year ended December 31, 2008, the Company:

•	Negotiated discounts with certain vendors on outstanding invoices resulting in a decrease in accounts payable and property and equipment of approximately $207,000.

•	Entered into a debt settlement agreement whereby the Company issued 1,818,180 shares of common stock in exchange for a related party payable of $2,727,273.

Note 12 – Litigation

Legal proceedings were initiated by Wimberley Allison Tong & Goo (“WATG”) against SunVesta Projects and Management AG on November 6, 2008 in the Superior Court of the State of California, County of Orange. The claim is based on an alleged failure to satisfy the terms of a promissory note executed in exchange for certain design services rendered in connection with the El Cielo Hideaway Eco Resort and Spa. The claim sought approximately $355,000 plus accrued interest in addition to legal fees incurred in prosecuting the suit. The Company engaged counsel and entered into settlement negotiations which resulted in a payment of $100,000 on May 11, 2009 to WATG against the amount due and the abatement of its prosecution of the suit.

Note 13 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued. Other than the events noted below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

During 2010, the Company issued 14,615,230 shares of its common stock to Zypam Ltd and H. Rigendinger, in settlement of amounts owed of $949,990 or $0.065 per share.

During 2010, the Company reached an agreement with Brues to repurchase shares of Rich Land Investments Limitada by June 30, 2010 for €371,425, plus interest accrued since January 1, 2009. Since the Company and Brues have reached an agreement to buy Brues’ 10% stake in Rich Land Investments Limitada, the Company will be free to negotiate a construction contract with another entity.

SUNVESTA, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009and 2008

Note 13 – Subsequent Events (continued)

During 2010, WATG engaged a debt collector for the remaining amount of $254,936 plus accrued interest and legal fees. The Company returned to settlement negotiations and has agreed to settle the outstanding amount, without interest or legal fees, in equal installments due on April 30, May 31, June 30, and July 31, 2010. The Company paid the April 30 installment on schedule.

During 2010, the Company entered into an agreement with DIA S.A. (“DIA”) of San Jose, Costa Rica, to purchase a contiguous 12 hectare piece of property with direct beach access for $12,000,000. The terms of the agreement provide for the Company to place $2,000,000 in escrow, pay $1,000,000 at each of April 30 and July 31, 2010, $2,000,000 at October 31, 2010, and $3,000,000 at each of January 31 and October 31, 2011. The Company and DIA have orally agreed to a delay of initial payments due to escrow preparation difficulties.

Note 14 – Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-02, Consolidation (ASC 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to ASC 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of ASC 810-10 and removes the potential conflict between guidance in that ASC and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in ASC 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopts FAS 160. The adoption of ASU 2010-02 has had no material effect on the Company’s financial condition, results of operations or cash flows.

In January 2010, the FASB issued ASU 2010-01, Equity (ASC 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to ASC 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying ASC 505 and ASC 260, and is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of ASU 2010-01 has had no material effect on the Company’s financial condition, results of operations, or cash flows.

In December 2009, the FASB issued ASU 2009-17, Consolidations (ASC 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This ASU amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below.)

In December 2009, the FASB issued ASU 2009-16, Transfers and Servicing (ASC 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below.)

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below.)

SUNVESTA, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009and 2008

Note 14 – Recent Accounting Pronouncements (continued)

In October 2009, the FASB issued ASU 2009-14, Software (ASC 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. The update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations, or cash flows of the Company.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (ASC 605): Multiple-Deliverable Revenue Arrangements. This update addressed accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit and which will be separated in more circumstances than under existing US GAAP. This amendment has eliminated that residual method of allocation. The update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations, or cash flows of the Company.

In September 2009, the FASB issued ASU 2009-12, Fair Value Measurements and Disclosures (ASC 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to ASC 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The adoption of ASU 2010-01 has had no material effect on the Company’s financial condition, results of operations, or cash flows.

In July 2009, the FASB ratified EITF No. 09-1, (ASC 470) “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”). The provisions of EITF 09-1 clarify the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that begin on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009, are within the scope. EITF 09-1 is effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations, or cash flows of the Company.

SUNVESTA, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009and 2008

Note 14 – Recent Accounting Pronouncements (continued)

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which is codified in ASC 105, Generally Accepted Accounting Principles. ASC 105 establishes the Codification as the source of authoritative GAAP in the United States (the “GAAP hierarchy”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Once the Codification is in effect, all of its content will carry the same level of authority and the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 has had no material effect on the Company’s financial condition, results of operations, or cash flows.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”) (ASC 810), which amends the consolidation guidance applicable to variable interest entities. The amendments significantly affect the overall consolidation analysis under ASC 810 and require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and early adoption is prohibited. The adoption of this update will have no material affect on the Company’s financial condition, results of operations, or cash flows.

In June, 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”) (ASC 860). This statement removes the concept of a qualifying special-purpose entity and removes the exception from applying Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and early adoption is prohibited. The adoption of this statement will have no material affect on the financial statements.

Management believes the impact of other recently issued standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows upon adoption.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify material weaknesses, management considers its internal control over financial reporting to be ineffective.

The matters involving internal control over financial reporting that our management considered to be material weaknesses were:

•

lack of an audit committee due to a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls over financial reporting;

•	inadequate segregation of duties consistent with control objectives; and

•	ineffective controls over period end financial disclosure and reporting processes.

The aforementioned material weaknesses were identified by our chief executive officer in connection with his review of our financial statements as of December 31, 2009.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee, the inadequate segregation of duties and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls over financial reporting, which weaknesses could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Commission that permit the Company to provide only the management's report in this annual report.

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2009, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

9B.           OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the Company:

Name	Age	Year Elected/Appointed	Positions Held
Josef Mettler	50	2008	CEO, CFO, PAO, and director
Stephan Berndt	39	2007	Director

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

Family Relationships

There are no family relationships between or among the directors or executive officers.

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

Compliance with Section 16(A) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, we are aware of the following persons who, during the period ended December 31, 2009, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

•	Josef Mettler failed to file a Form 4 or Form 5 despite being an officer and director

•	Stephan Berndt failed to file a Form 4 or Form 5 despite being a director

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

Director Compensation

Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings. However, they are compensated for their service as directors. The Company may adopt additional provisions for compensating directors for their services in the future. The following table provides summary information for the year ended December 31, 2009 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of our directors.

Summary Compensation Table
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation ($)	All other compensation ($)	Total ($)
Josef Mettler	-	13,500	-	-	-	-	13,500
Stephan Berndt	-	13,500	-	-	-	-	13,500

ITEM 11.     EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Our current sole executive officer has no employment agreement and receives no form of compensation for his service to the Company other than that stock compensation issued to him for his service as a director. Should the Company determine to compensate its executive officer in the future the amount of that compensation will be determined in accordance with compensatory packages similar to other development stage companies. While we have determined that our current approach to compensation is appropriate at this time, we expect to expand our compensation program at some future time to include a salary, bonus and participation in a stock option plan along with additional benefits as the Company realizes its objectives.

Executive compensation for the periods ended December 31, 2009 and 2008 was $0 and $187,480, respectively. In 2008 compensation disclosure included a salary, stock awards and sundry benefits including a vehicle lease. The resignation of our former sole executive officer on September 16, 2008 caused us to reevaluate executive compensation until such time as the Company transitions from the development stage. Our compensation now relies on our sole executive officer’s vested interest as a shareholder.

The following table provides summary information for the years ended December 31, 2009 and 2008 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000:

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Josef Mettler CEO, CFO, PAO *	2009 2008	- -	- -	13,500 8,001	- -	- -	- -	- -	13,500 8,001
Thomas Meier CEO, CFO, PAO **	2009 2008	- 163,613	- -	- 15,867	- -	- -	- -	- 8,000	- 187,480

*     Appointed on September 16, 2008. Stock award granted in connection with service as a director.

**     Appointed on August 27, 2007 and paid through Sunvesta Projects & Management AG, pursuant to an employment agreement dated February 1, 2006. Mr. Meier resigned on September 16, 2008.

The Company has no option or stock award plans.

The Company has no plans that provides for the payment of retirement benefits, or benefits that will be paid primarily following retirement.

The Company has no agreement that provides for payment to our executive officer at, following, or in connection with the resignation, retirement or other termination, or a change in control of Company or a change in our executive officer's responsibilities following a change in control.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s 54,092,186 shares of common stock issued and outstanding as of May 12, 2010, with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group.

Names and Addresses of Managers and Beneficial Owners	Title of Class	Number of Shares	Percent of Class
Joseph Mettler CEO, CFO, PAO and Director 97 Seestrasse, CH-8942 Oberrieden, Switzerland	Common	773,334	1.4%
Stephan Berndt, Director Schlossbergstr 6 Ruti, Switzerland V8 CH-8630	Common	31,167	<1.0%
Officer and directors (2) as a group	Common	804,501	1.5%

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in−laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year or in any presently proposed transaction which, in either case, has or will materially affect us, except those listed below.

•	In 2009 Joseph Mettler, a director and our sole executive officer, was issued 18,000 shares of the Company’s common stock for services rendered to the Company as a director.

•	In 2009 Stephan Berndt, a director, was issued 18,000 shares of the Company’s common stock for services rendered to the Company as a director.

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

Fees and Services	2009	2008
Audit fees - auditing of our annual financial statements and preparation of auditors' report.	$21,435	28,043
Audit-related fees - review of quarterly financial statements.	12,938	14,510
Tax fees - preparation and filing of three major tax-related forms and tax planning.	-	-
All other fees - other services provided by our principal accountants.	-	-
Total fees paid or accrued to our principal accountants	$34,373	42,553

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to the Company by Pritchett, as detailed above, were pre-approved by the Company’s board of directors. Pritchett performed all work with their permanent full-time employees.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-15, and are included as part of this Form 10-K:

Financial Statements of the Company for the years ended December 31, 2009 and 2008:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss
Consolidated Statements of Stockholders’ Equity (Deficit)
Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 30 of this Form 10-K, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any financial statement schedules as part of this Form 10-K because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNVESTA, INC.                               Date

/s/ Josef Mettler                              May 12, 2010

Josef Mettler

Chief Executive Officer, Chief Financial Officer

Principal Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature     Title          Date

/s/ Josef Mettler      Director, Chief Executive Officer,     May 12, 2010

Josef Mettler     Chief Financial Officer, and
     Principal Accounting Officer

/s/ Stephan Berndt          Director          May 12, 2010

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

10(iii)*       Debt Settlement Agreement dated September 29, 2008 with Zypam Ltd. (incorporated by reference from the Form 10-Q filed with the Commission on November 13, 2008).

10(iv)*       Debt Settlement Agreement dated April 21, 2009 between the Company and Zypam, Ltd. (incorporated by reference from the Form 8-K filed with the Commission on April 30, 2009).

10(v)*        Debt Settlement Agreement dated March 1, 2010 between the Company and Zypam, Ltd. (incorporated by reference from the Form 8-K filed with the Commission on March 10, 2010).

10(vi)*       Debt Settlement Agreement dated March 1, 2010 between the Company and Hans Rigendinger (incorporated by reference from the Form 8-K filed with the Commission on March 10, 2010).

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