Form 10-Q
period 2010-03-31
SUNVESTA, INC.
filed 2010-05-24
CIK 1060409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.01 par value (the only class of voting stock), at May 21, 2010, was 54,092,186.

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	3
Consolidated Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009 (audited)	4
Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2010 and March 31, 2009, and cumulative amounts	5
Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and March 31 2009, and cumulative amounts	6
Notes to Consolidated Financial Statements	7
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	16
ITEM 4T. Controls and Procedures	16

PART II. - OTHER INFORMATION
ITEM 1. Legal Proceedings	17
ITEM 1A. Risk Factors	17
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
ITEM 3. Defaults upon Senior Securities	20
ITEM 4. (Removed and Reserved)	20
ITEM 5. Other Information	20
ITEM 6. Exhibits	20
Signatures	21
Index to Exhibits	22
2

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our,” and “us” refer to SunVesta, Inc., a Florida corporation, and its predecessors and subsidiaries, unless otherwise indicated. In the opinion of management, the accompanying unaudited, consolidated financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

SUNVESTA, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$16,274	73,945
Other assets	27,146	8,391
Total current assets	43,420	82,336

Property and equipment, net	9,310,776	9,309,184
Deposits	1,817	1,863

Total assets	$9,356,013	9,393,383

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$808,089	757,681
Accrued expenses	93,115	122,392
Note payable	537,554	564,305
Advances from related parties	29,400	739,422
Total current liabilities	1,468,158	2,183,800

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 50,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 200,000,000 shares
authorized, 54,092,186 and 39,476,956 shares issued
and outstanding, respectively	540,922	394,770
Additional paid-in capital	18,728,391	17,851,477
Accumulated other comprehensive income (loss)	23,322	(70,435)
Retained earnings prior to development stage	1,602	1,602
Deficit accumulated during the development stage	(11,382,628)	(10,955,631)
	7,911,609	7,221,783
Treasury stock, 157,220 and 111,000 shares at cost, respectively	(23,754)	(12,200)

Total stockholders' equity	7,887,855	7,209,583

Total liabilities and stockholders' equity	$9,356,013	9,393,383

See accompanying notes to consolidated financial statements.

SUNVESTA, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
Three Months Ended March 31, 2010 and 2009 and Cumulative Amounts

			Cumulative
	2010	2009	Amounts

Revenues, net	$-	-	-
Cost of revenues	-	-	-
Gross profit	-	-	-

Operating expenses:
General and administrative expenses	145,477	139,987	7,774,682
Sales and marketing	12,627	60	329,285
	158,104	140,047	8,103,967

Loss from operations	(158,104)	(140,047)	(8,103,967)

Other income (expense):
Loss on disposal of assets	-	(635)	(3,258)
Loss on sale of investments	-	-	(1,137,158)
Miscellaneous income	-	-	79,534
Interest income	-	-	66,881
Interest expense	(10,011)	(41,093)	(477,902)
Loss on extinguishment of debt	(258,882)	-	(1,806,758)

	(268,893)	(41,728)	(3,278,661)

Loss before provision for income taxes	(426,997)	(181,775)	(11,382,628)

Provision for income taxes	-	-	-

Net loss	$(426,997)	(181,775)	(11,382,628)

Comprehensive income (loss):
Foreign currency translation net of taxes
of $33,000, $119,278, and $8,000	60,757	221,516	15,322

Comprehensive income (loss)	$(366,240)	39,741	(11,367,306)

Loss per common share -
basic and diluted	$(0.01)	(0.01)
Weighted average common shares -
basic and diluted	44,348,699	30,728,435

See accompanying notes to consolidated financial statements.

SUNVESTA, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2010 and 2009 and Cumulative Amounts

			Cumulative
	2010	2009	Amounts
Cash flows from operating activities:
Net loss	$(426,997)	(181,775)	(11,382,682)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	-	20,071	271,505
Stock compensation expense	-	11,250	107,269
Related party accrued interest	516	32,556	293,964
Note payable accrued interest	5,877	-	14,018
Loss on securities acquired as a deposit
on stock	-	-	1,008,324
Loss on disposal of assets	-	635	3,258
Loss on extinguishment of debt	258,882	-	1,806,758
(Increase) decrease in:
Prepaid expenses	-	(4,718)	-
Other assets	(18,755)	714	(27,975)
Increase (decrease) in:
Accounts payable	50,408	(62,822)	1,599,397
Accrued expenses	(29,277)	(12,520)	71,806

Net cash used in operating activities	(159,346)	(196,609)	(6,234,304)

Cash flows from investing activities:
Proceeds from securities available-for-sale	-	-	1,740,381
Purchase of property and equipment	(1,592)	-	(9,793,046)
Deposits	46	129	(1,817)

Net cash provided by (used in) investing activities	(1,546)	129	(8,054,482)

Cash flows from financing activities:
Net proceeds from deposit on stock	-	-	3,664,417
Proceeds from stock issuance	-	-	300,000
Advances from related parties	84,603	89,134	10,132,962
Increase in note payable	-	-	700,000
Decrease in note payable	-	(22,032)	(163,664)
Purchase of treasury stock	(11,554)	-	(23,754)

Net cash provided by financing activities	73,049	67,102	14,609,961

Effect of exchange rate changes	30,172	105,692	(304,901)

Net increase (decrease) in cash	(57,671)	(23,686)	16,274

Cash, beginning of period	73,945	39,434	-

Cash, end of period	$16,274	15,748	16,274

See accompanying notes to consolidated financial statements.

SUNVESTA, INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

On August 27, 2007, SunVesta, Inc. (formerly OpenLimit, Inc.) (“SunVesta”) acquired SunVesta Holding AG (“SunVesta AG”) (collectively the “Company”). SunVesta AG has three wholly-owned subsidiaries, Sunvesta Projects and Management AG, a Swiss Company; Sunvesta Turistik Yatririm VE, a Turkish Company; Sunvesta Costa Rica Marketing & Sales Ltda., a Costa Rican Company; and one majority owned (90%) subsidiary, Rich Land Investments Limitada, a Costa Rican Company.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with the instructions in Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-K, for the year ended December 31, 2009, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim results of operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2010.

Additional Footnotes Included By Reference

Except as indicated in the notes below, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Notes 2 - Going Concern

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

The Company currently has plans for a hotel in the Papagayo Gulf Tourism Project area of Costa Rica. An estimated $24 million is believed necessary to continue this development plan. The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

SUNVESTA, INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

Note 3 – Advances and Accrued Interest from Related Parties

Advances from related parties consists of unsecured due on demand advances as follows:

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Advance from H. Rigendinger, a shareholder of the Company. The advance bears interest at 3% and has no specific repayment terms.	$-	48,180

Advance from A. Oehler, a shareholder of the Company. The advance bears interest at 3%. The repayment terms of the advance are currently in default.	28,194	28,908

Advances from Zypam Ltd., a shareholder of the Company. The advances bear interest at 3% and have no specific repayment terms. Secured in part, by a pledge of over 30% of the common shares in Richland Investments Limitada.	-	601,504

	28,194	678,592
Accrued interest on advances	1,206	60,830

	$29,400	739,422

The agreement with Zypam Ltd. also contains a subordination clause wherein all other Company creditors are entitled to a priority security interest over the Company’s assets.

Note 4 – Construction Related Agreement

The Company executed an agreement with Bruesa Construccion S.A. (“Bruesa”), a construction contractor based in Madrid, Spain. Terms of the agreement stated that Bruesa and the Company will negotiate in good faith but on a non-binding basis the appointment of Bruesa as general contractor of a hotel on the land lot in the Papagayo Gulf Tourism Project area of Costa Rica.

SUNVESTA, INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

Note 5 – Supplemental Cash Flow Information

Actual cash paid for interest and income taxes for the three months ended March 31, 2010 and 2009, was approximately as follows:

	2010	2009

Interest	$-	-
Income taxes	$-	-

During the three months ended March 31, 2010 the Company issued 14,615,230 shares of its common stock to Zypam Ltd. and H. Rigendinger, in settlement of amounts owed (see Note 3) of approximately $776,000.

During the three months ended March 31, 2009 the Company issued 60,000 shares of its common stock related to deferred compensation valued at $45,000.

Note 6 – Litigation

Legal proceedings were initiated by Wimberley Allison Tong & Goo (“WATG”) against SunVesta Projects and Management AG on November 6, 2008 in the Superior Court of the State of California, County of Orange. The claim is based on an alleged failure to satisfy the terms of a promissory note executed in exchange for certain design services rendered in connection with the El Cielo Hideaway Eco Resort and Spa. The claim seeks approximately $355,000 plus accrued interest in addition to legal fees incurred in prosecuting the suit. The Company has engaged legal counsel and paid $100,000 in 2009 to WATG against the amount due.

In 2010, WATG engaged a debt collector for the remaining amount of approximately $255,000 plus accrued interest and legal fees. The Company returned to settlement negotiations and has agreed to settle the outstanding amount, without interest or legal fees, in equal installments due on April 30, May 31, June 30, and July 31, 2010. The Company paid the April 30 installment on schedule.

Note 7 – Commitments

On March 22, 2010, the Company entered into a non-binding agreement with Grupo Costarricense of San Jose, Costa Rica to acquire property along with the related development and water rights for $12,500,000. This property is contiguous to the property already owned by the Company in Costa Rica. The agreement will become effective at such time as specific organizational requirements are completed.

SUNVESTA, INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

Note 8 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued. Other than the events noted below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

On May 4, 2010, the Company reached an agreement with Bruesa to repurchase shares of Rich Land Investments Limitada by June 30, 2010 for €371,425, plus interest accrued at 6% per annum since January 1, 2009 on the agreed amount due. Since the Company and Bruesa have reached an agreement for the Company to repurchase Bruesa’s 10% stake in Rich Land Investments Limitada, the Company will be free to negotiate a construction contract with another entity.

Note 9 – Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB Accounting Standards Codification (“ASC”) Topic 718 was amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade shall not be considered to contain a market, performance or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies for equity classification. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. We do not anticipate that the adoption of this guidance will have a material impact on our financial position and results of operations.

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which amends ASC Topic 855, “Subsequent Events.” The amendments to ASC Topic 855 do not change existing requirements to evaluate subsequent events, but: (i) defines a “SEC Filer,” which we are; (ii) removes the definition of a “Public Entity”; and (iii) for SEC Filers, reverses the requirement to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective for us upon issuance. This guidance did not have a material impact on our financial position and results of operations.

SUNVESTA, INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

Note 9 – Recent Accounting Pronouncements (continued)

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures for (i) transfers of assets and liabilities in and out of levels one and two fair value measurements, including a description of the reasons for such transfers and (ii) additional information in the reconciliation for fair value measurements using significant unobservable inputs (level three). This guidance also clarifies existing disclosure requirements including (i) the level of disaggregation used when providing fair value measurement disclosures for each class of assets and liabilities and (ii) the requirement to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for level two and three assets and liabilities. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about activity in the roll forward for level three fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of this guidance has not had a material impact on our financial position and results of operations.

Management believes the impact of other recently issued standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes hereto included in this report. All information presented herein is based on our period ended March 31, 2010. Our fiscal year end is December 31.

Discussion and Analysis

The Company’s plan for the coming year is the continuation of the Company’s business model of developing high-end luxury hotels and resorts in emerging tourist destinations. We intend to combine traditional hotel operations with villas that will be sold within the framework of a fractional private residence club program.

Our business plan will require a minimum of $23,631,250 in new funding over the next twelve months for the El Cielo Hideaway Eco Resort and Spa, Private Residences (“El Cielo Hideaway Eco Resort”), our initial real estate development. The El Cielo Hideaway Eco Resort is to be constructed on 20.5 hectares of prime land located in the thriving tourist area of Papagayo Bay in Guanacaste Province, Costa Rica. We will require up to $155,000,000 in funding by the time the development is completed.

Our subsidiary SunVesta Holding AG intends to issue a fixed-income bond for 30,000,000 Swiss francs (approximately $28,000,000) to fund the first phase of development of the El Cielo Hideaway Eco Resort. The bond is expected to have a term of 3-years and bear an interest rate of 7.25% per annum. Placement of the bond in Germany is expected between May 2010 and September 2010. Funding for the second phase is intended to be a mix of equity raised by the pre-sale of fractional ownership interests of villas and suites and a construction mortgage. Once pre-sale of fractional interests has reached 25% of the overall project we will begin construction of the second phase. Although we are yet to secure sufficient financing we are confident the required amounts will be available on a timely basis.

Our expected timeline to build and open the El Cielo Hideaway Eco Resort is as follows:

•	Receive construction permits in the third quarter of 2010;

•	Receive a mortgage loan in the fourth quarter of 2010;

•	Begin construction of the first phase in the fourth quarter of 2010;

•	Start selling fractional ownership in the first quarter of 2011;

•	Start construction of the second phase in the fourth quarter of 2011; and

•	Complete construction work the second quarter of 2013 and host a grand opening.

We intend to conclude an agreement with an international luxury hotel management company in the near term and anticipate outsourcing many of our project development activities. We have begun discussions with several such companies and in 2009 we entered into a letter of understanding with Wingfield Corporation, an experienced project development company based in Brussels, Belgium and the Jumeirah Group, an international hotel management company based in Dubai, United Arab Emirates.

Results of Operations

During the three months ended March 31, 2010, our operations were focused on (i) developing our business model; (ii) negotiating the purchase of additional hectares to expand our project in Costa Rica; (iii) deliberations with local authorities to obtain building permits for the El Cielo Hideaway Eco Resort; (iv) discussions with prospective project development partners; (v) pursuing additional debt or equity financing arrangements; (vi) improving operating efficiencies and (vii) satisfying continuous public disclosure requirements.

The Company has been funded since inception from equity placements and by shareholders or partners in the form of loans. All of the capital raised to date has been allocated to the development of the El Cielo Hideaway Eco Resort including the purchase of the land and general and administrative costs.

Comprehensive Losses

For the period from the date of inception of development stage on January 1, 2005, until March 31, 2010, the Company incurred a comprehensive loss of $11,367,306. Comprehensive loss for the three months ended March 31, 2010, was $366,240 compared to a comprehensive income of $39,741 for the three months ended March 31, 2009. The transition to comprehensive loss can primarily be attributed to the extinguishment of debt in the current period and the increase in net losses from general and administrative expenses. We did not generate revenue during this period and the Company expects to continue to incur losses through the year ended December 31, 2010.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on its operations over the past three years.

Capital Expenditures

The Company expended a significant amount on capital expenditures for the period from January 1, 2005 to March 31, 2010, in connection with the purchase of land that includes a concession to build a hotel and private residence club in Costa Rica.

Liquidity and Capital Resources

The Company has been in the development stage since inception and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

As of March 31, 2010, we had a working capital deficit of $1,424,738. We had current assets of $43,420 and total assets of $9,356,013. Our current assets consisted of $16,274 in cash and cash equivalents and $27,146 in other assets. Our total assets consisted of current assets, property and equipment of $9,310,776, and deposits of $1,817. We had current and total liabilities of $1,468,158 which consisted of advances from related parties, accounts payable, notes payable and accrued expenses. Total stockholders’ equity in the Company was $7,887,855 at March 31, 2010.

Cash flow used in operating activities was $6,234,304 for the period from January 1, 2005, to March 31, 2010. Cash flow used in operating activities for the three months ended March 31, 2010, was $159,346 as compared to $196,609 for the three months ended March 31, 2009. The Company used less cash flow for operating activities within the current period than the previous period primarily because of an increase in accounts payable and a loss on extinguishment of debt in the current period. We expect to continue to use cash flow in operating activities in future periods as we develop our business plan.

Cash flows used in investing activities was $8,054,482 for the period from January 1, 2005 to March 31, 2010. Cash flows used in investing activities for the three months ended March 31, 2010, was $1,546 as compared to cash flows provided by investing activities of $129 for the three months ended March 31, 2009. We expect to use cash flows in investing activities as funding becomes available for the construction of the El Cielo Hideaway Eco Resort.

Cash flow provided by financing activities was $14,609,961 for the period from January 1, 2005 to March 31, 2010. Cash flow provided by financing activities the three months ended March 31, 2010, was $73,049 as compared to $67,102 for the three months ended March 31, 2009. Cash flow provided by financing activities in the current period can be attributed to advances from related parties. We expect to continue to realize cash flow provided by financing activities as our business development plan requires additional funding.

The Company’s current assets are insufficient to conduct its plan of operation over the next twelve months. We will have to seek at least $23,631,250 in debt or equity financing over the next twelve months to fund the development of our business plan. SunVesta Holding AG is preparing an offering memorandum for a fixed-income bond in the amount of 30,000,000 Swiss francs. The offering memorandum will allow us to place bonds in the German public capital market. Despite our efforts, no assurances can be given that any additional funding will be available. Our shareholders continue to be the most likely source of immediate funding in the form of loans or equity placements though none have made any commitment for future investment and we have no agreement formal or otherwise to procure immediate funding. Our inability to obtain funding will have a material adverse affect in the near term on our business plan.

The Company does not intend to pay cash dividends in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements as of March 31, 2010.

The Company had no commitments for future capital expenditures that were material at March 31, 2010 except those tied, subject to financing, to the construction of the El Cielo Hideaway Eco Resort.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any additional changes in the number of its employees.

Off-Balance Sheet Arrangements

As of March 31, 2010, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Going Concern

The Company’s auditors in their audit report for the period ended December 31, 2009 included with the Company’s Form 10-K filed with the Securities and Exchange Commission note a substantial doubt as to our ability to continue as a going concern as a result of accumulated losses since inception and our failure to establish profitable operations. Our ability to continue as a going concern requires that we either realize net income from operations or obtain funding from outside sources. Since our business plan does not anticipate revenue within the next twelve months, management’s plan to ensure our ability to continue as a going concern includes: (i) private placements of debt or equity; (ii) pre-selling fractional ownership interests in the El Cielo Hideaway Eco Resort; (iii) obtaining shareholder loans and (iv) converting existing debt to equity. Although management believes that the Company will be able to continue as a going concern there can be no assurances that the anticipated means for maintaining this objective will prove successful.

Critical Accounting Policies

In Note 2 to the audited financial statements for the years ended December 31, 2009 and 2008 filed on Form 10-K with the Securities and Exchange Commission the Company discusses those accounting policies that are considered to be significant in determining the results of operations and our financial position. The Company believes that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

Recent Accounting Pronouncements

Please see Note 9 to the accompanying consolidated financial statements for recent accounting pronouncements.

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

Changes in Internal Control over Financial Reporting

During the period ended March 31, 2010, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Legal proceedings were initiated by Wimberley Allison Tong & Goo (“WATG”) against SunVesta Projects and Management AG on November 6, 2008 in the Superior Court of the State of California, County of Orange. The claim is based on an alleged failure to satisfy the terms of a promissory note executed in exchange for certain design services rendered in connection with the El Cielo Hideaway Eco Resort. The claim seeks approximately $355,000 plus accrued interest in addition to legal fees incurred in prosecuting the suit. The Company has engaged legal counsel and paid $100,000 in 2009 to WATG against the amount due.

In 2010, WATG engaged a debt collector for the remaining amount of approximately $255,000 plus accrued interest and legal fees. The Company returned to settlement negotiations and has agreed to settle the outstanding amount, without interest or legal fees, in equal installments due on April 30, May 31, June 30, and July 31, 2010. The Company paid the April 30 installment on schedule.

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

The Company reported cumulative, comprehensive losses from January 1, 2005 (date of inception of development stage) until March 31, 2010, of $11,367,306. The historical record indicates that we have not realized revenue from our efforts and cannot provide us with any certainty that revenue is forthcoming or that revenue would be sufficient to support operations. The sum of these indicators creates uncertainty as to whether we will ever transition from losses to profits. Should we continue to incur losses we would be unable to meet our working capital requirements which inability would stifle operations.

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

The Company’s common stock is currently deemed to be “penny stock”, which makes it more difficult for investors to sell their shares.

The Company’s common stock is and will be subject to the “penny stock” rules adopted under section 15(g) of the Exchange Act. The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If the Company remains subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for the Company’s securities. If the Company’s securities are subject to the penny stock rules, investors will find it more difficult to dispose of the Company’s securities.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     (REMOVED AND RESERVED)

Removed and reserved.

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

/s/ Josef Mettler                              May 21, 2010

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

14*        Code of Ethics adopted March 1, 2004 (incorporated by reference from the 10-KSB filed with the Commission on April 14, 2004).

21*     Subsidiaries of the Company (incorporated by reference from the 10-K filed with the Commission on May 12, 2010).

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