Form 10-Q
period 2010-06-30
SUNVESTA, INC.
filed 2010-08-16
CIK 1060409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

þ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010.

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yesþ Noo

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yeso Noþ

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and
“smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer o Accelerated filer o Non-accelerated filer o Smaller reporting company þ

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yeso Noþ

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.01 par value (the only class of voting stock), at August 16, 2010, was 54,092,186.

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

SUNVESTA, INC.

(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$3,929	73,945
Other assets	20,437	8,391
Total current assets	24,366	82,336

Property and equipment, net	9,315,836	9,309,184
Deposits	-	1,863
Total assets	$9,340,202	9,393,383

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$829,416	757,681
Accrued expenses	171,137	122,392
Note payable	534,808	564,305
Advances from related parties	162,415	739,422
Total current liabilities	1,697,776	2,183,800

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 50,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 200,000,000 shares
authorized, 54,092,186 and 39,476,956 shares issued
and outstanding, respectively	540,922	394,770
Additional paid-in capital	18,728,391	17,851,477
Accumulated other comprehensive income (loss)	40,213	(70,435)
Retained earnings prior to development stage	1,602	1,602
Deficit accumulated during the development stage	(11,644,947)	(10,955,631)
	7,666,181	7,221,783
Treasury stock, 157,220 and 111,000 shares at cost, respectively	(23,755)	(12,200)
Total stockholders' equity	7,642,426	7,209,583
Total liabilities and stockholders' equity	$9,340,202	9,393,383

The accompanying notes are an integral part of these financial statements.

SUNVESTA, INC.

(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Cumulative
	2010	2009	2010	2009	Amounts
Revenues, net	$-	-	-	-	-
Cost of revenues	-	-	-	-	-
Gross profit	-	-	-	-	-
Operating expenses:
General and administrative expenses	252,383	179,130	397,860	319,117	8,027,065
Sales and marketing	628	3,221	13,255	3,281	329,913
	253,011	182,351	411,115	322,398	8,356,978
Loss from operations	(253,011)	(182,351)	(411,115)	(322,398)	(8,356,978)
Other income (expense):
Loss on disposal of assets	-	-	-	(635)	(3,258)
Loss on sale of investments	-	-	-	-	(1,137,158)
Miscellaneous income	-	-	-	-	79,534
Interest income	-	-	-	-	66,881
Interest expense	(9,308)	(12,871)	(19,319)	(53,964)	(487,210)
Loss on extinguishment of debt	-	-	(258,882)	-	(1,806,758)
	(9,308)	(12,871)	(278,201)	(54,599)	(3,287,969)
Loss before provision for income taxes	(262,319)	(195,222)	(689,316)	(376,997)	(11,644,947)
Provision for income taxes	-	-	-	-	-
Net loss	$(262,319)	(195,222)	(689,316)	(376,997)	(11,644,947)
Comprehensive income (loss):
Foreign currency translation net of taxes
of $6,000, $(13,000), $39,000, $73,000,					26,213
and $14,000	10,891	(24,053)	71,648	197,463
Comprehensive income (loss)	$(251,428)	(219,275)	(617,668)	(179,534)	(11,618,734)
Loss per common share -
basic and diluted	$(0.00)	(0.01)	(0.01)	(0.01)
Weighted average common shares -
basic and diluted	54,092,186	37,276,484	49,247,358	34,020,548
The accompanying notes are an integral part of these financial statements.

SUNVESTA, INC.

(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2010 and 2009 and Cumulative Amounts

			Cumulative
	2010	2009	Amounts
Cash flows from operating activities:
Net loss	$(689,316)	(376,997)	(11,644,947)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	266	40,249	271,771
Stock compensation expense	-	22,500	107,269
Related party accrued interest	3,691	37,507	297,139
Note payable accrued interest	7,607	13,733	15,748
Loss on securities acquired as a deposit
on stock	-	-	1,008,324
Loss on disposal of assets	-	635	3,258
Loss on extinguishment of debt	258,882	-	1,806,758
(Increase) decrease in:
Prepaid expenses	-	(678)	-
Other assets	(12,046)	243	(21,266)
Increase (decrease) in:
Accounts payable	71,735	(202,678)	1,620,724
Accrued expenses	48,745	(86)	149,828

Net cash used in operating activities	(310,436)	(465,572)	(6,385,394)

Cash flows from investing activities:
Proceeds from securities available-for-sale	-	-	1,740,381
Purchase of property and equipment	(6,918)	-	(9,798,372)
Deposits	1,863	33	-

Net cash provided by (used in)
investing activities	(5,055)	33	(8,057,991)

Cash flows from financing activities:
Net proceeds from deposit on stock	-	-	3,664,417
Proceeds from stock issuance	-	300,000	300,000
Advances from related parties	207,470	110,502	10,255,829
Increase in note payable	-	-	700,000
Decrease in note payable	-	-	(163,664)
Purchase of treasury stock	(11,555)	-	(23,755)

Net cash provided by financing
activities	195,915	410,502	14,732,827

Effect of exchange rate changes	49,560	35,924	(286,068)
Net increase (decrease) in cash	(70,016)	(19,113)	3,374
Cash, beginning of period	73,945	39,434	555
Cash, end of period	$3,929	20,321	3,929

The accompanying notes are an integral part of these financial statements.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

Reclassifications

Certain prior year information has been reclassified to conform with the current year presentation.

Note 2 - Going Concern

As shown in the accompanying financial statements, the Company has negative working capital, and has incurred net losses since inception. Management intends to seek additional capital from new debt and/or equity securities offerings that will provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan. Management’s plan also includes negotiations to convert significant portions of existing debt into equity.

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

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

Note 2 – Going Concern (continued)

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 3 – Advances and Accrued Interest from Related Parties

Advances from related parties consists of unsecured due on demand advances as follows:

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Advance from H. Rigendinger, a shareholder
of the Company. The advance bears interest
at 3% and has no specific repayment terms.	$-	48,180

Advance from A. Oehler, a shareholder of the
Company. The advance bears interest at 3%.
The repayment terms of the advance are currently
in default.	27,651	28,908

Advances from Zypam Ltd., a shareholder
of the Company. The advances bear interest
at 3% and have no specific repayment terms.
Secured in part, by a pledge of over 30% of
the common shares in Richland Investments
Limitada.	132,246	601,504

	159,897	678,592
Accrued interest on advances	2,518	60,830

	$162,415	739,422

The agreement with Zypam Ltd. also contains a subordination clause wherein all other Company creditors are entitled to a priority security interest over the Company’s assets.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

Note 4 – Construction Related Agreement

The Company executed an agreement with Bruesa Construccion S.A. (Bruesa), a construction contractor based in Madrid, Spain. Terms of the agreement stated that Bruesa and the Company will negotiate in good faith but on a non-binding basis the appointment of Bruesa as general contractor of a hotel on the land lot in the Papagayo Gulf Tourism Project area of Costa Rica.

On May 4, 2010, the Company reached an agreement with Bruesa to repurchase shares of Rich Land Investments Limitada by June 30, 2010 for €371,425 or approximately $454,000, plus interest accrued at 6% per annum since January 1, 2009 on the agreed amount due. Since the Company and Bruesa have reached an agreement for the Company to repurchase Bruesa’s 10% stake in Rich Land Investments Limitada, the Company will be free to negotiate a construction contract with another entity.

Note 5 – Supplemental Cash Flow Information

Actual cash paid for interest and income taxes for the three months ended June 30, 2010 and 2009, was approximately as follows:

	2010	2009

Interest	$-	-
Income taxes	$-	-

During the six months ended June 30, 2010, the Company issued 14,615,230 shares of its common stock to Zypam Ltd. and H. Rigendinger, in settlement of amounts owed (see Note 3) of approximately $776,000, and recognized a loss on debt extinguishment of $258,882.

During the six months ended June 30, 2009 the Company issued 60,000 shares of its common stock related to deferred compensation valued at $45,000.

Note 6 – Litigation

Legal proceedings were initiated by Wimberley Allison Tong & Goo (WATG) against SunVesta Projects and Management AG on November 6, 2008 in the Superior Court of the State of California, County of Orange. The claim is based on an alleged failure to satisfy the terms of a promissory note executed in exchange for certain design services rendered in connection with the El Cielo Hideaway Eco Resort and Spa. The claim seeks approximately $355,000 plus accrued interest in addition to legal fees incurred in prosecuting the suit. The Company engaged legal counsel and paid $100,000 in 2009 to Wimberley Allison Tong & Goo against the amount due. In 2010, WATG engaged a debt collector for the remaining amount of approximately $255,000 plus accrued interest and legal fees. The Company returned to settlement negotiations and has agreed to settle the outstanding amount, without interest or legal fees, in equal installments due on April 30, May 31, June 30, and July 31, 2010. The Company paid the April 30 installment on schedule, after which the payment schedule was modified with $40,000 due July 30, 2010 and the remaining balance due August 31, 2010.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

Note 7 – Commitments

On March 22, 2010, the Company entered into a non-binding agreement with Grupo Costarricense of San Jose, Costa Rica to acquire property including its related development and water rights for $12,500,000. This property is contiguous to the property already owned by the Company in Costa Rica. The agreement will become effective at such time as specific organizational requirements are completed.

Note 8 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued. Other than the events noted below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

On May 4, 2010, the Company reached an agreement with Bruesa to repurchase shares of Rich Land Investments Limitada by June 30, 2010 for €371,425 or approximately $454,000, plus interest accrued at 6% per annum since January 1, 2009. The repurchase did not occur by the agreed date. The Company and Bruesa have verbally agreed to extend their agreement until September 30, 2010. Once the repurchase occurs, the Company will be free to negotiate a construction contract with another entity.

On August 5, 2010, the Company paid $40,000 due on July 31, 2010 to WATG pursuant to the terms of a settlement agreement. The remaining balance is due on August 31, 2010.

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

June 30, 2010

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
CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes hereto included in this report. All information presented herein is based on our three and six month periods ended June 30, 2010. Our fiscal year end is December 31.

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

Our subsidiary SunVesta Holding AG intends to issue fixed-income bonds for 30,000,000 Swiss francs (approximately $28,000,000) to fund the first phase of development of the El Cielo Hideaway Eco Resort. The bonds will have a term of 3-years and bear an interest rate of 7.25% per annum. Placement of the bond in Germany and Luxembourg is expected to commence in September 2010. Funding for the second phase is intended to be a mix of equity raised by the pre-sale of fractional ownership interests of villas and suites and a construction mortgage. Once pre-sale of fractional interests has reached 25% of the overall project we will begin construction of the second phase. Although we are yet to secure sufficient financing we are confident the required amounts will be available on a timely basis.

Our expected timeline to build and open the El Cielo Hideaway Eco Resort is as follows:

  Receive construction permits in the third quarter of 2010;
  Receive a mortgage loan in the fourth quarter of 2010;
  Begin construction of the first phase in the fourth quarter of 2010;
  Start selling fractional ownership in the first quarter of 2011;
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

Results of Operations

During the six months ended June 30, 2010, our operations were focused on (i) developing our business model; (ii) negotiating the purchase of additional hectares to expand our project in Costa Rica; (iii) deliberations with local authorities to obtain building permits for the El Cielo Hideaway Eco Resort; (iv) discussions with prospective project development partners; (v) pursuing additional debt or equity financing arrangements; (vi) improving operating efficiencies and (vii) satisfying continuous public disclosure requirements.

The Company has been funded since inception from equity placements and by shareholders or partners in the form of loans. All of the capital raised to date has been allocated to the development of the El Cielo Hideaway Eco Resort including the purchase of the land and general and administrative costs.

Comprehensive Losses

For the period from the date of inception of development stage on January 1, 2005, until June 30, 2010, the Company had incurred comprehensive losses of $11,618,734. Comprehensive losses for the three months ended June 30, 2010 were $251,428 as compared to comprehensive losses of $219,275 for the three months ended June 30, 2009. Comprehensive losses for the six months ended June 30, 2010 were $617,668 as compared to comprehensive losses of $179,534 for the six months ended June 30, 2009. The increase in comprehensive losses over the comparative three and six month periods can primarily be attributed to increases in general and administrative expenses and losses incurred from the extinguishment of debt in the current six month period. We did not generate revenue during this period and the Company expects to continue to incur losses through the year ended December 31, 2010.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on its operations over the past three years.

Capital Expenditures

The Company expended a significant amount on capital expenditures for the period from January 1, 2005 to June 30, 2010, in connection with the purchase of land that includes a concession to build a hotel and private residence club in Costa Rica.

Liquidity and Capital Resources

The Company has been in the development stage since inception and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

As of June 30, 2010, we had a working capital deficit of $1,673,410. We had current assets of $24,366 and total assets of $9,340,202. Our current assets consisted of $3,929 in cash and cash equivalents and $20,437 in other assets. Our total assets consisted of current assets and property and equipment of $9,315,836. We had current and total liabilities of $1,697,776 which consisted of advances from related parties, accounts payable, notes payable and accrued expenses. Total stockholders’ equity in the Company was $7,642,426 at June 30, 2010.

Cash flow used in operating activities was $6,385,394 for the period from January 1, 2005, to June 30, 2010. Cash flow used in operating activities for the six months ended June, 2010, was $310,436 as compared to $465,572 for the six months ended June 30, 2009. The Company used less cash flow for operating activities within the current period than the previous period due primarily to an increase in accounts payable, accrued expenses and the loss on extinguishment of debt in the current period. We expect to continue to use cash flow in operating activities in future periods as we develop our business plan.

Cash flows used in investing activities was $8,057,991 for the period from January 1, 2005 to June 30, 2010. Cash flows used in investing activities for the six months ended June 30, 2010, was $5,055 as compared to cash flows provided by investing activities of $33 for the six months ended June 30, 2009. We expect to continue to use cash flows in investing activities as funding becomes available for the construction of the El Cielo Hideaway Eco Resort.

Cash flow provided by financing activities was $14,732,827 for the period from January 1, 2005 to June 30, 2010. Cash flow provided by financing activities the six months ended June 30, 2010, was $195,915 as compared to $410,502 for the six months ended June 30, 2009. Cash flow provided by financing activities in the current period can be attributed primarily to advances from related parties. We expect to continue to realize cash flow provided by financing activities as our business development plan requires additional funding.

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

The Company had no lines of credit or other bank financing arrangements as of June 30, 2010.

The Company had no commitments for future capital expenditures that were material at June 30, 2010 except those tied, subject to financing, to the construction of the El Cielo Hideaway Eco Resort.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any additional changes in the number of its employees.

Off-Balance Sheet Arrangements

As of June 30, 2010, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Going Concern

The Company’s auditors in their audit report for the period ended December 31, 2009 included with the Company’s Form 10-K filed with the Securities and Exchange Commission note a substantial doubt as to our ability to continue as a going concern as a result of accumulated losses since inception and our failure to establish profitable operations. Our ability to continue as a going concern requires that we either realize net income from operations or obtain funding from outside sources. Since our business plan does not anticipate revenue within the next twelve months, management’s plan to ensure our ability to continue as a going concern includes: (i) private placements of debt or equity, including a bond issuance; (ii) pre-selling fractional ownership interests in the El Cielo Hideaway Eco Resort; (iii) obtaining shareholder loans and (iv) converting existing debt to equity. Although management believes that the Company will be able to continue as a going concern there can be no assurances that the anticipated means for maintaining this objective will prove successful.

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

  our anticipated financial performance and business plan;
  the sufficiency of existing capital resources;
  our ability to raise additional capital to fund cash requirements for future operations;
  uncertainties related to the Company’s future business prospects;
  the ability of the Company to generate revenues to fund future operations;
  the volatility of the stock market; and
  general economic conditions.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated including the factors set forth in the section entitled Risk Factors included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

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

Changes in Internal Control over Financial Reporting

During the period ended June 30, 2010, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Legal proceedings were initiated by Wimberley Allison Tong & Goo (“WATG”) against SunVesta Projects and Management AG on November 6, 2008 in the Superior Court of the State of California, County of Orange. The claim was based on an alleged failure to satisfy the terms of a promissory note executed in exchange for certain design services rendered in connection with the El Cielo Hideaway Eco Resort. The claim sought approximately $355,000 plus accrued interest in addition to legal fees incurred in prosecuting the suit. The Company engaged legal counsel and paid $100,000 in 2009 to WATG against the amount due. In 2010, WATG engaged a debt collector for the remaining amount of approximately $255,000 plus accrued interest and legal fees. The Company returned to settlement negotiations and has agreed to settle the outstanding amount, without interest or legal fees, in equal installments due on April 30, May 31, June 30, and July 31, 2010. The Company paid the April 30 installment on schedule after which the payment schedule was modified with $40,000 due July 30, 2010. On August 5, 2010 the Company paid the $40,000 payment. The remaining balance is due August 31, 2010.

.

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

The Company reported cumulative, comprehensive losses from January 1, 2005 (date of inception of development stage) until June 30, 2010, of $11,618,734. The historical record indicates that we have not realized revenue from our efforts and cannot provide us with any certainty that revenue is forthcoming or that revenue would be sufficient to support operations. The sum of these indicators creates uncertainty as to whether we will ever transition from losses to profits. Should we continue to incur losses we would be unable to meet our working capital requirements which inability would stifle operations.

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

Risks Related to the Company’s Stock

The market for the Company’s common stock is limited.

The market for our common stock has been limited due to low trading volume and the small number of brokerage firms acting as market makers. Due to the limitations of our market and volatility in the market price of our stock, investors may face difficulties in selling shares at attractive prices when they want to. The average daily trading volume for our stock has varied significantly from week to week and from month to month, and the trading volume often varies widely from day to day.

The market price for our common stock is volatile.

The market price for our common stock is volatile and can fluctuate widely in response to various factors, many of which are beyond the Company’s control, including the following:

  the acceptance of services offered by the Company or its competitors;
  additions or departures of key personnel;
  the Company’s ability to execute its business plan;
  operating results that fall below expectations;
  loss of strategic relationships;
  industry developments;
  economic and other external factors; and
  period-to-period fluctuations in the Company’s financial results.

Furthermore, the securities markets in general have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of any particular company. These overall market fluctuations could also adversely affect the market price for our common stock.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that relate to the application of the Commission’s penny stock rules in trading our securities and require that a broker/dealer have reasonable grounds for believing that the investment is suitable for that customer, prior to recommending the investment. Prior to recommending speculative, low priced securities to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative, low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker/dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker/dealers may be willing to make a market in our common stock, reducing a shareholder’s ability to resell shares of our common stock.

We incur significant expenses as a result of the Sarbanes-Oxley Act of 2002, which expenses will continue to negatively impact our financial performance.

We incur significant legal, accounting and other expenses as a result of the Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission, which control the corporate governance practices of public companies. Compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, has substantially increased our expenses and made some activities more time-consuming and costly than previously, which expenses continue to negatively impact our financial performance.

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

SunVesta, Inc.                                                                                                                                        Date

/s/ Josef Mettler Josef Mettler Chief Executive Officer, Chief Financial Officer Principal Accounting Officer and Director	August 16, 2010

INDEX TO EXHIBITS

Exhibit		Description

3(i)	(a)*	Articles of Incorporation (incorporated by reference from the Form 10-SB filed with the
Commission on December 31, 1999).
3(i)	(b)*	Amended Articles of Incorporation (incorporated by reference from the Form 10-KSB filed with the Commission on April 9, 2003).
3(i)	(c)*	Amended Articles of Incorporation (incorporated by reference from the Form 10-QSB filed with the Commission on November 17, 2003).
3(i)	(d)*	Amended Articles of Incorporation (incorporated by reference from the Form 8-K filed with the Commission on September 27, 2007).
3(ii)	(a)*	Bylaws (incorporated by reference from the Form 10-SB filed with the Commission on
December 31, 1999).
3(ii)	(b)*	Amended Bylaws (incorporated by reference from the Form 10-QSB filed with the
Commission on November 17, 2003).
10	(i)*	Securities Exchange Agreement and Plan of Exchange dated June 18, 2007 between the
Company and SunVesta AG (formerly ZAG Holdings AG) (incorporated by reference from the Form 8-K filed with the Commission on June 21, 2007).
10	(ii)*	Purchase and Sale Agreement between ZAG Holding AG and Trust Rich Land
Investments, Mauricio Rivera Lang dated May 1, 2006 for the acquisition of Rich Land
Investments Limitada.
10	(iii)*	Debt Settlement Agreement dated September 29, 2008 with Zypam Ltd. (incorporated by reference from the Form 10-Q filed with the Commission on November 13, 2008).
10	(iv)*	Debt Settlement Agreement dated April 21, 2009 between the Company and Zypam, Ltd.
(incorporated by reference from the Form 8-K filed with the Commission on April 30,
2009).
10	(v)*	Debt Settlement Agreement dated March 1, 2010 between the Company and Zypam, Ltd.
(incorporated by reference from the Form 8-K filed with the Commission on March 10,
2010).
10	(vi)*	Debt Settlement Agreement dated March 1, 2010 between the Company and Hans
Rigendinger (incorporated by reference from the Form 8-K filed with the Commission on
March 10, 2010).
14	*	Code of Ethics adopted March 1, 2004 (incorporated by reference from the 10-KSB filed with the Commission on April 14, 2004).
21	*	Subsidiaries of the Company (incorporated by reference from the 10-K filed with the
Commission on May 12, 2010).

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule
13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18
U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to previous filings of the Company.