Form 10-Q
period 2010-09-30
SUNVESTA, INC.
filed 2010-11-18
CIK 1060409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.01 par value (the only class of voting stock), at November 18, 2010, was 54,092,186.

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

SUNVESTA, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2010	2009
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$12,958	73,945
Other assets	15,893	8,391

Total current assets	28,851	82,336

Property and equipment, net	9,322,463	9,309,184
Deposits	-	1,863

Total assets	$9,351,314	9,393,383

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$831,925	757,681
Accrued expenses	185,199	122,392
Note payable	602,912	564,305
Advances from related parties	603,580	739,422

Total current liabilities	2,223,616	2,183,800

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 50,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 200,000,000 shares
authorized, 54,092,186 and 39,476,956 shares issued
and outstanding, respectively	540,922	394,770
Additional paid-in capital	18,728,391	17,851,477
Accumulated other comprehensive loss	(157,054)	(70,435)
Retained earnings prior to development stage	1,602	1,602
Deficit accumulated during the development stage	(11,962,408)	(10,955,631)
	7,151,453	7,221,783
Treasury stock, 157,220 and 111,000 shares at cost, respectively	(23,755)	(12,200)
Total stockholders' equity	7,127,698	7,209,583
Total liabilities and stockholders' equity	$9,351,314	9,393,383

The accompanying notes are an integral part of these financial statements.

4

SUNVESTA, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Cumulative
	2010	2009	2010	2009	Amounts
Revenues, net	$-	-	-	-	-
Cost of revenues	-	-	-	-	-
Gross profit	-	-	-	-	-
Operating expenses:
General and administrative expenses	307,650	137,320	705,510	456,437	8,334,715
Sales and marketing	1,405	51,284	14,660	54,565	331,318
	309,055	188,604	720,170	511,002	8,666,033
Loss from operations	(309,055)	(188,604)	(720,170)	(511,002)	(8,666,033)
Other income (expense):
Loss on disposal of assets	-	-	-	(635)	(3,258)
Loss on sale of investments	-	-	-	-	(1,137,158)
Miscellaneous income	-	-	-	-	79,534
Interest income	-	-	-	-	66,881
Interest expense	(8,406)	(8,778)	(27,725)	(62,742)	(495,616)
Loss on extinguishment of debt	-	-	(258,882)	-	(1,806,758)
	(8,406)	(8,778)	(286,607)	(63,377)	(3,296,375)
Loss before provision for income taxes	(317,461)	(197,382)	(1,006,777)	(574,379)	(11,962,408)
Provision for income taxes	-	-	-	-	-
Net loss	$(317,461)	(197,382)	(1,006,777)	(574,379)	(11,962,408)
Comprehensive loss:
Foreign currency translation net of taxes
of $(69,000), $(21,000), and $(30,000),
$85,000, and $(55,000)	(128,267)	(40,013)	(56,619)	157,476	(102,054)
Comprehensive loss	$(445,728)	(237,395)	(1,063,396)	(416,903)	(12,064,462)
Loss per common share -
basic and diluted	$(0.01)	(0.01)	(0.02)	(0.02)
Weighted average common shares -
basic and diluted	54,092,186	39,476,956	50,880,048	35,859,338

The accompanying notes are an integral part of these financial statements.

SUNVESTA, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2010 and 2009 and Cumulative Amounts
			Cumulative
	2010	2009	Amounts
Cash flows from operating activities:
Net loss	$(1,006,777)	(574,379)	(11,962,408)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	753	24,212	272,258
Stock compensation expense	-	33,750	107,269
Related party accrued interest	4,844	39,154	298,292
Note payable accrued interest	17,532	19,832	25,673
Loss on securities acquired as a deposit
on stock	-	-	1,008,324
Loss on disposal of assets	-	635	3,258
Loss on extinguishment of debt	258,882	-	1,806,758
(Increase) decrease in:
Prepaid expenses	-	3,154	-
Other assets	(7,502)	(172)	(16,722)
Increase (decrease) in:
Accounts payable	74,244	(171,213)	1,623,233
Accrued expenses	62,807	1,841	163,890
Net cash used in operating activities	(595,217)	(623,186)	(6,670,175)
Cash flows from investing activities:
Proceeds from securities available-for-sale	-	-	1,740,381
Purchase of property and equipment	(14,032)	(58,419)	(9,805,486)
Deposits	1,863	(53)	-
Net cash used in investing activities	(12,169)	(58,472)	(8,065,105)
Cash flows from financing activities:
Net proceeds from deposit on stock	-	-	3,664,417
Proceeds from stock issuance	-	300,000	300,000
Advances from related parties	651,927	628,610	10,700,286
Increase in note payable	-	-	700,000
Decrease in note payable	-	-	(163,664)
Purchase of treasury stock	(11,555)	-	(23,755)
Net cash provided by financing activities	640,372	928,610	15,177,284
Effect of exchange rate changes	(93,973)	(52,914)	(429,601)
Net increase (decrease) in cash	(60,987)	194,038	12,403
Cash, beginning of period	73,945	39,434	555
Cash, end of period	$12,958	233,472	12,958

The accompanying notes are an integral part of these financial statements.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

September 30, 2010

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

The Company currently has plans for a hotel in the Papagayo Gulf Tourism Project area of Costa Rica.  An estimated $24 million is believed necessary to continue this plan and increase development.  The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 3 – Advances and Accrued Interest from Related Parties

Advances from related parties consists of unsecured due on demand advances as follows:

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Advance from H. Rigendinger, a shareholder of the Company. The advance bears interest at 3% and has no specific repayment terms.	$-	48,180

Advance from A. Oehler, a shareholder of the Company. The advance bears interest at 3%. The repayment terms of the advance are currently in default.	30,735	28,908

Advances from Zypam Ltd., a shareholder of the Company. The advances bear interest at 3% and have no specific repayment terms. Secured in part, by a pledge of over 30% of the common shares in Richland Investments Limitada.	567,612	601,504

	598,347	678,592
Accrued interest on advances	5,233	60,830
	$603,580	739,422

The agreement with Zypam Ltd. also contains a subordination clause wherein all other Company creditors are entitled to a priority security interest over the Company’s assets.

8

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

Note 4 – Construction Related Agreement

The Company executed an agreement with Bruesa Construccion S.A. (Bruesa), a construction contractor based in Madrid, Spain.  Terms of the agreement stated that Bruesa and the Company will negotiate in good faith but on a non-binding basis the appointment of Bruesa as general contractor for constructing a hotel on the land lot in the Papagayo Gulf Tourism Project area of Costa Rica.

On May 4, 2010, the Company reached an agreement with Bruesa to repurchase shares of Rich Land Investments Limitada by June 30, 2010 for €371,425 or approximately $454,000, plus interest accrued at 6% per annum since January 1, 2009, with the understanding that the Company will then be free to negotiate a construction contract with another entity. The repurchase has not occurred and the Company and Bruesa have verbally agreed to extend the agreement.

Note 5 – Supplemental Cash Flow Information

Actual cash paid for interest and income taxes for the nine months ended September 30, 2010 and 2009, was approximately as follows:

	2010	2009

Interest	$-	-
Income taxes	$-	-

During the nine months ended September 30, 2010, the Company issued 14,615,230 shares of its common stock to Zypam Ltd. and H. Rigendinger in settlement of amounts owed (see Note 3) of approximately $776,000, and recognized a loss on debt extinguishment of $258,882.

During the nine months ended September 30, 2009 the Company issued 60,000 shares of its common stock in connection with deferred compensation valued at $45,000.

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

In 2010, WATG engaged a debt collector for the remaining amount of approximately $255,000 plus accrued interest and legal fees. The Company returned to settlement negotiations and has agreed to settle the outstanding amount, without interest or legal fees, in equal installments due on April 30, May 31, June 30, and July 31, 2010. This agreement was then extended to August 31, 2010. As of September 30, 2010, the Company has paid approximately $148,000, leaving a remaining balance due of approximately $107,000.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

Note 8 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

September 30, 2010

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

11

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes hereto included in this report. All information presented herein is based on our three and nine month periods ended September 30, 2010. Our fiscal year end is December 31.

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

Our subsidiary SunVesta Holding AG has obtained permission from CSSF (Luxemburg Financial Markets Authorities) to issue fixed-income bonds in the aggregate amount of €25,000,000,000 (approximately $33,750,000) to fund the first phase of development of the El Cielo Hideaway Eco Resort. The bonds will have a term of 3-years and bear an interest rate of 8.25% per annum with an issue date of December 1, 2010. Funding for the second phase is intended to be a mix of equity raised by the pre-sale of fractional ownership interests of villas and suites and a construction mortgage. Once pre-sale of fractional interests has reached 25% of the overall project we will begin construction of the second phase. Although we are yet to secure sufficient financing we are confident the required amounts will be available on a timely basis.

Our expected timeline to build and open the El Cielo Hideaway Eco Resort is as follows:

•         Receive construction permits in the fourth quarter of 2010;

•         Receive a mortgage loan in the first quarter of 2011;

•         Begin construction of the first phase in the first quarter of 2011;

•         Start selling fractional ownership in the second quarter of 2011;

•         Start construction of the second phase in the first quarter of 2012; and

•         Complete construction work the third quarter of 2013 and host a grand opening.

We intend to conclude an agreement with an international luxury hotel management company in the near term and anticipate outsourcing many of our project development activities. We have begun discussions with several such companies and have entered into a letter of understanding with Wingfield Corporation, an experienced project development company based in Brussels, Belgium and the Jumeirah Group, an international hotel management company based in Dubai, United Arab Emirates.

Results of Operations

During the nine months ended September 30, 2010, our operations were focused on (i) developing our business model; (ii) negotiating the purchase of additional hectares to expand our project in Costa Rica; (iii) deliberations with local authorities to obtain building permits for the El Cielo Hideaway Eco Resort; (iv) discussions with prospective project development partners; (v) pursuing additional debt or equity financing arrangements; (vi) improving operating efficiencies and (vii) satisfying continuous public disclosure requirements.

The Company has been funded since inception from equity placements and by shareholders or partners in the form of loans. All of the capital raised to date has been allocated to the development of the El Cielo Hideaway Eco Resort including the purchase of the land and general and administrative costs.

Comprehensive Losses

For the period from the date of inception of development stage on January 1, 2005, until September 30, 2010, the Company had incurred comprehensive losses of $12,064,462. Comprehensive losses for the three months ended September 30, 2010 were $445,728 as compared to comprehensive losses of $237,395 for the three months ended September 30, 2009. Comprehensive losses for the nine months ended September 30, 2010 were $1,063,396 as compared to comprehensive losses of $416,903 for the nine months ended September 30, 2009. The increase in comprehensive losses over the comparative three and nine month periods can primarily be attributed to increases in general and administrative expenses,  increases in losses associated with the translation of foreign currency account and loss on the extinguishment of debt. We did not generate revenue during this period and the Company expects to continue to incur losses through the year ended December 31, 2010.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on its operations over the past three years.

Capital Expenditures

The Company expended a significant amount on capital expenditures for the period from January 1, 2005 to September 30, 2010, in connection with the purchase of land that includes a concession to build a hotel and private residence club in Costa Rica.

Liquidity and Capital Resources

The Company has been in the development stage since inception and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

As of September 30, 2010, we had a working capital deficit of $2,194,765. We had current assets of $28,851 and total assets of $9,351,314.  Our current assets consisted of $12,958 in cash and cash equivalents and $15,893 in other assets. Our total assets consisted of current assets of $28,851 and property and equipment of $9,322,463. We had current and total liabilities of $2,223,616 which consisted of advances from related parties, accounts payable, notes payable and accrued expenses. Total stockholders’ equity in the Company was $7,127,698 at September 30, 2010.

Cash flow used in operating activities was $6,670,175 for the period from January 1, 2005, to September 30, 2010. Cash flow used in operating activities for the nine months ended September 30, 2010, was $595,217 as compared to $623,186 for the nine months ended September 30, 2009. The Company used less cash flow in operating activities within the current period due primarily to an increase in accounts payable, accrued expenses and the loss on extinguishment of debt in the current period. We expect to continue to use cash flow in operating activities in future periods as we develop our business plan.

Cash flows used in investing activities was $8,065,105 for the period from January 1, 2005 to September 30, 2010. Cash flows used in investing activities for the nine months ended September 30, 2010, was $12,169 as compared to $58,472 for the nine months ended September 30, 2009. We expect to continue to use cash flows in investing activities as funding becomes available for the construction of the El Cielo Hideaway Eco Resort.

Cash flow provided by financing activities was $15,177,284 for the period from January 1, 2005 to September 30, 2010. Cash flow provided by financing activities the nine months ended September 30, 2010, was $640,372 as compared to $928,610 for the nine months ended September 30, 2009. Cash flow provided by financing activities in the current period can be attributed primarily to advances from related parties. We expect to continue to realize cash flow provided by financing activities as our business development plan requires additional funding.

The Company’s current assets are insufficient to conduct its plan of operation over the next twelve months. We will have to seek at least $23,631,250 in debt or equity financing over the next twelve months to fund the development of our business plan. SunVesta Holding AG is preparing an offering memorandum for a fixed-income bond in the amount of €25,000,000,000 (approximately $33,750,000).  Despite our efforts, no assurances can be given that any additional funding will be available. Our shareholders continue to be the most likely source of immediate funding in the form of loans or equity placements though none have made any commitment for future investment and we have no agreement formal or otherwise to procure immediate funding. Our inability to obtain funding will have a material adverse affect in the near term on our business plan.

The Company does not intend to pay cash dividends in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements as of September 30, 2010.

The Company had no commitments for future capital expenditures that were material at September 30, 2010 except those tied, subject to financing, to the construction of the El Cielo Hideaway Eco Resort and the purchase of additional acreage that includes waterfront property.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any additional changes in the number of its employees.

Off-Balance Sheet Arrangements

As of September 30, 2010, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

ITEM 4.          CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

During the period ended September 30, 2010, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

Legal proceedings were initiated by Wimberley Allison Tong & Goo (“WATG”) against SunVesta Projects and Management AG on November 6, 2008 in the Superior Court of the State of California, County of Orange. The claim was based on an alleged failure to satisfy the terms of a promissory note executed in exchange for certain design services rendered in connection with the El Cielo Hideaway Eco Resort. The claim sought approximately $355,000 plus accrued interest in addition to legal fees incurred in prosecuting the suit. The Company engaged legal counsel and paid $100,000 in 2009 to WATG against the amount due. In 2010, WATG engaged a debt collector for the remaining amount of approximately $255,000 plus accrued interest and legal fees. The Company returned to settlement negotiations and has agreed to settle the outstanding amount, without interest or legal fees, in equal installments due on April 30, May 31, June 30, and July 31, 2010. The Company paid the April 30 installment on schedule after which the payment schedule was modified with $40,000 due July 30, 2010. On August 5, 2010 the Company paid the $40,000 payment. The remaining balance of approximately $107,000 was due on August 31, 2010 and remains unsatisfied.

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

The Company reported cumulative, comprehensive losses from January 1, 2005 (date of inception of development stage) until September 30, 2010, of $12,064,462. The historical record indicates that we have not realized revenue from our efforts and cannot provide us with any certainty that revenue is forthcoming or that revenue would be sufficient to support operations. The sum of these indicators creates uncertainty as to whether we will ever transition from losses to profits. Should we continue to incur losses we would be unable to meet our working capital requirements which inability would stifle operations.

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

The market price for our common stock is volatile and can fluctuate widely in response to various factors, many of which are beyond the Company’s control, including the following:

•         the acceptance of services offered by the Company or its competitors;

•         additions or departures of key personnel;

•         the Company’s ability to execute its business plan;

•         operating results that fall below expectations;

•         loss of strategic relationships;

•         industry developments;

•         economic and other external factors; and

•         period-to-period fluctuations in the Company’s financial results.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.          (REMOVED AND RESERVED)

Removed and reserved.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 23 of this Form 10‑Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SunVesta, Inc.                                                                         Date

/s/ Josef Mettler                                                                       November 18, 2010

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