Form 10-K
period 2010-12-31
SUNVESTA, INC.
filed 2011-09-06
CIK 1060409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010.

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

Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

The aggregate market value of the registrant's common stock, $0.01 par value (the only class of voting stock), held by non-affiliates (53,287,685 shares) was approximately $2,664,384 based on the average closing bid and ask prices ($0.05) for the common stock on September 6, 2011.

At September 6, 2011 the number of shares outstanding of the registrant's common stock, $0.01 par value (the only class of voting stock), was 54,092,186.

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

SunVesta Holding AG was incorporated under the laws of Switzerland on December 18, 2001 and is domiciled in Zug, Switzerland. SunVesta Holding AG operates through its subsidiaries:

  SunVesta Projects & Management AG (Switzerland) (100% owned).
  SunVesta Costa Rica Limitada (Costa Rica) (100% owned).
  Rich Land Investments Limitada (Costa Rica) (100% owned; during 2010 SunVesta Holding AG reached an agreement with Brues Construciones S.A. to purchase the remaining 10% for €371,425 with interest accrued since January 1, 2009 which transaction was concluded in June 2011).
  SunVesta Turistik Yatirim ve Ticaret A.S. (Turkey) (100% owned).

The Company’s principal place of business is located at Seestrasse 97, Oberrieden, Switzerland, CH-8942. Our telephone number is 011 41 43 388 40 60. Our registered agent is Corpdirect Agents, Inc., located at 515 E. Park Ave., Tallahassee, Florida, 32301 and their telephone number is (850) 222-1173.

SunVesta

Business Overview

We are in the process of developing high-end luxury hotels and resorts in emerging tourist destinations. We are initially concentrating on offering luxury hotel products located in attractive, top-class coastal vacation destinations in countries such as Costa Rica, Vietnam, and Turkey that are fast emerging as popular tourist destinations.

Country specific conditions will be taken into account when properties are considered for development. General considerations as to where to develop properties include the stability of local political conditions, geologically useful cultivability, and the types of destinations that attract a five-star clientele. Each potential investment is first compared against a validation checklist and then, if warranted, subjected to a substantial due diligence process. Since location is the key to the success of any tourist based luxury real estate project, each development will be carefully considered during the eligibility process. We will consider projects in fully developed tourist areas, targeting promising development opportunities which arise from luxury real estate developments driven into foreclosure or sold at auction.

We intend to include fraction ownership projects as an integral part of our projects in the form of a fractional private residence club program. The program will be devised so that members will have international privileges, allowing for ownership in luxury five-star accommodations at locations around the world. Our initial development does not include significant fractional ownership opportunities.

Initial Development

Our initial real estate development, to be constructed on 20.5 hectares of prime land located in Guanacaste Province, Costa Rica is the Paradisus Papagayo Bay, a five star luxury hotel scheduled to open in November 2013.

On March 8, 2011, our wholly owned subsidiary Rich Land Investments, Limitada, entered into a management agreement with Operadora Costa Risol S.A. and a technical advisory service agreement with Sol Meliá, S.A. (“Sol Meliá”) to assist us in the planning, design, construction, furnishing and management of the Paradisus Papagayo Bay. “Paradisus” is Sol Meliá’s five star all-inclusive luxury hotel brand that is known in the hospitality industry around the world.

Paradisus Papagayo Bay’s initial specifications are as follows:

  Eco-luxury all-inclusive resort;
  381-keys;
  Direct beach access;
  Five restaurants and five bars;
  Yhi Spa and Health Club;
  Paradisus’ adults-only “Royal Service” level of accommodations;
  Paradisus’ “Family Concierge” program; and
  19,000 square feet of meeting facilities with the business traveler in mind.

Paradisus Development Partners

Sol Meliá was founded in 1956 in Palma de Mallorca (Spain) and is today one of the world’s largest resort hotel chains, as well as Spain’s leading hotel chain for business or leisure. The company currently offers more than 300 hotels in 26 countries over four continents under its Gran Meliá, Meliá, ME by Meliá, Innside by Meliá, Tryp, Sol, Sol Meliá Vacation Club, and Paradisus brands.

The Paradisus brand represents all-inclusive luxury resorts with hotels in Mexico and the Dominican Republic, including:

•         Paradisus Palma Real (Dominican Republic):

o   496 oversized suites; and

o   numerous pools and whirlpools, five tennis courts, casino,  beach, golf, meeting space, five restaurants, two buffets, nine bars, etc.

•         The Reserve at Palma Real (Dominican Republic):

o   184 rooms “Residential Concierge Suites”; and

o   Private beach, swimming pools, 7800 sq ft “Kids Zone”, 24,000 sq. ft. Yhi Spa, three restaurants, two buffets, two bars, etc.

•         Paradisus Punta Cana (Dominican Republic):

o   884 oversized suites (500 - 1000+ sq ft); and

o   seven pools, four tennis courts, casino, beach, “Kids Zone”, Yhi Spa and fitness, meeting rooms, 12 restaurants, eight bars, etc.

•         The Reserve at Punta Cana (Dominican Republic):

o   132 residential suites; and

o   pools (with partially underwater pool beds, water features, etc), private beach, spa, cabanas, etc.

•         La Esmeralda at Playa del Carmen (Mexico opening November 2011)

o   512 suites including 56 swim-up suites; and

o   spas, meeting spaces, 11 restaurants, 10 bars, etc. (partially shared with La Perla at Playa del Carmen).

•         La Perla at Playa del Carmen (Mexico opening November 2011)

o   394 suites including 60 swim-up suites;

o   Paradisus’ adults-only “Royal Service” level of accommodations; and

o   spas, meeting spaces, 11 restaurants, 10 bars, etc. (partially shared with La Esmeralda at Playa del Carmen).

Our Paradisus Papagayo Bay development will replace Paradisus Resorts’ former Paradisus Playa Conchal in Guanacaste, Costa Rica operated by Sol Meliá until April 30, 2011. Our project is part of the brand’s master expansion plan, which includes the opening of two resorts in Playa del Carmen, Mexico in November of 2011. Sol Meliá aims to solidify Paradisus Resorts as a leader in the luxury all-inclusive market segment with the new properties in Playa del Carman and our own Paradisus Papagayo Bay project. Sol Meliá believes that these new additions to its portfolio will enable it to capitalize on regional brand recognition.

WingField Corporation Inc. will remain as a development consultant of the Paradisus Papagayo Bay. Founded in 1994 with offices in Brussels, Luxembourg, and St. Paul/Minneapolis, WingField is a leader in real estate, hospitality and corporate finance.

SunVesta Tourism Costa Rica Limitada will be the master developer for the new Paradisus Papagayo Bay.

Fractional Ownership

Our Paradisus Papagayo Bay development will only include a small portion of fractional ownership units but we intend that future projects will include a fractional private residence club program.

Fractional ownership is designed for people whose primary motivation is to own a second home in which same will only spend a certain amount of time. The concept of fractional ownership divides a property into affordable and equal shares among individual owners often matching individual ownership time to actual usage time. Various categories of fractional ownership have been developed in order to serve different markets and satisfy different needs including timeshares, fractional condo hotels, traditional fractional, private residence clubs and non-equity destination clubs.

A typical fractional home is shared between 4 and 12 people allowing owners to spend 8-12 weeks per year in these second homes. Weeks are assigned through a fixed week calendar so the owner has certainty as to which weeks are available to them. Some fractional ownership programs also offer the possibility of exchanging weeks with other fractional owners in different locations. Owners can usually use, give away, exchange or rent their weeks to other owners. Should a property owner not wish to use part of his weeks, the managing company can rent out the available week or weeks to another owner. On average, owners receive 50% to 70% of the rental income obtained in this manner. Prospective rental income is only one of the reasons that many perceive fractional ownership as an investment. Other benefits include:

  Asset appreciation through freehold ownership.
  Acquiring a luxury lifestyle in a great location with a high quality home on an affordable basis.
  Low operating costs in relation to fractional usage.
  Luxury level furnishings, services and amenities.
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

  Access to a larger market of potential owners.
  Profit increases from fractional sales versus traditional sales.
  Resorts built with decreased seasonality issues.
  Value added revenue streams from providing management services for rentals.

Competition

Luxury Hotel Resorts

Our primary competition in Guanacaste Province consists of eight 5-star establishments which include the Four Seasons Resort, Occidental Grand Papagayo, Hilton Papagayo Resort, Rui Guanacaste, Punta Islita, Reserva Conchl and J.W. Marriott Guanacaste. The closest direct competition for Guanacaste property will be the Four Seasons Hotel and the Hotel Punta Islita. The Four Seasons meets the highest quality in excellence of service, accompanied by 5-star premium rates, and the availability of high end services, while the Hotel Punta Islita focuses on the appeal of “luxury eco beach” properties. Nonetheless, all of our competitors are quite homogeneous in terms of facilities and services offered. All of our competitors offer the common basic services while some offer additional services or products including private pools, marinas, fitness centers, bars, restaurants, beauty salons, conference facilities, personal chefs and water sports.

Despite the obstacles to entry that might come from competition, we believe that the development of the Paradisus Papagayo Bay will be successful based principally on the following factors:

•         The beach front location of the development

•         The five star level of all-inclusive service offered

•         The reputation of the Paradisus brand in the region and internationally.

Further, we believe that we have certain distinctive competitive advantages over all or many of our competitors including:

•         Location in one of the most appealing areas worldwide

•         Environmental integrity in project development and operation

•         Joint venture agreements that maximize resources and broaden market penetration.

We believe that all of the factors detailed above, in combination with the dedication of our personnel and partners, will enable us to be competitive in developing luxury resorts.

Fractional Ownership

Efforts to establish an affiliation of luxury real estate developments that offer fractional ownership are fragmented and very competitive. Although we do not believe that we will compete directly with any other programs, we do believe that we will compete indirectly with a number of companies, both private and public, that are active in developing and promoting fractional ownership in tourist destinations. Many of these competitors are substantially larger and better funded than we are with significantly longer histories of real estate development.

Despite the competitive factors that dominate the fractional ownership market, we believe that our business model for fractional ownership which is dedicated to the development of luxury real estate in exotic locations for seasoned travelers intent on ownership rather than middle market developments designed to attract the itinerant tourist looking for a time share, will be successful in setting our program apart from the competition.

Marketability

Costa Rican Tourism

The market for tourism in Costa Rica is dominated by international demand. The Costa Rican Tourism Institute reports that the country received 2.1 million tourists in 2008, which number represented a 102.5% increase over the past decade and the one of the highest rates in the region. The continuing increase in visitors to Costa Rica over the period indicates a mature demand market attractor with a very positive worldwide destination positioning.

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

Costa Rica’s Guanacaste Province is bounded in the east by a group of vegetated volcanoes and the west by beaches on the Pacific Ocean. The province contains heavily forested areas and seven national parks, and includes the Area de Conservación Guanacaste World Heritage Site. Guanacaste is the northern-most province of Costa Rica, with the Papagayo Bay a 40-minute flight and one-hour car transfer from the capital’s airport. Tourism has emerged as the most lucrative revenue source in the province.

Tourists to the Guanacaste Province of Costa Rica are most often motivated by a desire for favorable weather and beach conditions. Active tourism – those activities including canopying, trekking, visiting volcanoes and flora or fauna watching – are secondary considerations. A tourist profile of the typical visitor to Guanacaste Province corresponds to:

•         9 days average stay;

•         65% staying at 5 star hotels;

•         51% older than 40;

•         54% male / 46% female; and

•         35% with family / 40% as couples.

The Costa Rican Tourism Institute has reported that there are 103 hotels in Guanacaste of which 23% of these hotels are in the 4- and 5-star category. Over 90% of these accommodations are considered beach hotels with the remainder being either eco or mountain hotels. Six of the hotels in Guanacaste are considered to be 5-star destinations. Some of the main hotel operators are represented in Guanacaste including Hilton, Four Season and Marriot. Occupancy rates are between 80% and 85% on average.

Fractional Ownership

In future projects we intend to sell fractional ownership interests in luxury real estate and private club memberships within the hospitality industry. These interests are purchased by a diverse array or buyers within an established market place. The worldwide market for fractional interest sales has topped one billion dollars. This represents a continuous market growth over the last five years that is expected to continue for years to come.

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

Private Residence Club and High End Fractional Interest owners tend to be married empty-nesters in their mid to early fifties. Owners are very affluent with almost half reporting a household income of $500,000 or more. Over 90% of owners report being satisfied with their fractional interest and have either already recommended fractional ownership to a friend or relative, or are willing to do so. The most important purchase motivations, as reported by owners are:

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

Governmental and Environmental Regulation

Our operations are subject to a variety of national, federal, provincial and local laws, rules and regulations relating to, among other things, worker safety and the use, storage, discharge and disposal of environmentally sensitive materials. We believe that we are in compliance in all material respects with all laws, rules, regulations and requirements that affect our business. Further, we believe that compliance with such laws, rules, regulations and requirements do not impose a material impediment on our ability to conduct business.

Costa Rican Sustainable Development

Costa Rica is considered as being in the forefront of implementing environmental policies. The country’s national strategies for sustainable development are a broad matrix of policies requiring eco-friendly practices, such as Agenda 21. The Agenda 21 process as developed by the 1992 and 2002 Earth Summits is defined as a participative planning tool in which sectors in the government and civil society concertedly determine the course to be taken by their communities, regions, or countries in pursuit of sustainable development. This process and other Costa Rican sustainable development policies could delay or increase the cost of the development of the property.

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

ITEM 1A.       RISK FACTORS

Our operations and securities are subject to a number of risks. Below we have identified and discussed the material risks that we are likely to face. Should any of the following risks occur, they will adversely affect our operations, business, financial condition and/or operating results as well as the future trading price and/or the value of our securities.

Risks Related to the Company’s Business

The Company’s limited operating history; anticipated losses; uncertainly of future results.

We have no operating history upon which an evaluation of our business prospects can be based. Rather, our stand alone prospects must be evaluated with a view to the risks encountered by a company in an early stage of development despite our contractual relationship with Sol Meliá, a seasoned and successful participant in the hospitality industry. We are incurring costs to develop our luxury real estate and hospitality business but can offer no assurance that the Company will ultimately be profitable. To the extent that such costs are not subsequently followed by commensurate revenues, our results of operations and financial condition will be materially adversely affected.

The Company has a historical record of losses which may continue.

We reported cumulative, comprehensive losses from January 1, 2005 (date of inception of development stage) until December 31, 2010, of $12,167,375. The historical record indicates that we have not realized revenue from our efforts and cannot provide us with any certainty that revenue is forthcoming or that revenue would be sufficient to support operations. The sum of these indicators creates uncertainty as to whether we will ever transition from losses to profits. Should we continue to incur losses we would be unable to meet our working capital requirements which inability would stifle operations.

Need for additional financing.

We have recognized no revenue from operations and therefore are not able to meet operating costs. As such, we will need to continue to raise substantial capital within the next twelve months to develop our project in Costa Rica. Even though we have had some recent success with financing efforts there can be no assurance that we will be able to raise enough capital to meet the requirements of our business model. Failure to obtain adequate capital would significantly curtail our business.

Unpredictability of future revenues; potential fluctuations in our operating results.

Since we have no history of generating revenues within the niche luxury real estate market in which we intend to compete, we are unable to forecast revenues accurately. Although we expect to rely upon the expertise of Sol Meliá to indicate performance going forward our current and future expense levels are based largely on our own estimates. Further, our future commitments may make it prohibitive to adjust spending to compensate for unexpected revenue shortfall or delay. Accordingly, any significant shortfall or delay in realizing revenue in relation to our planned expenditures would have an immediate adverse affect on our business, financial condition, and results of operations.

We are dependent on key personnel.

Our performance and operating results are substantially dependent on the continued service and performance of our managers, officer, and sole director. We intend to hire additional management personnel as we move forward with our business model. Competition for such personnel is intense, and there can be no assurance that we will be able to retain our key management employees, or that we will be able to attract or retain highly qualified technical personnel in the future. The loss of the services of any of our key employees or the inability to attract and retain the necessary management personnel could have a material adverse effect upon the Company’s business.

The results of our operations depend on the efforts of third parties.

Almost all of our operations depend on the efforts of third parties including Sol Meliá, Operadora Costa Risol S.A and WingField Corporation, Inc. Despite being leaders in their respective fields, our dependence on third parties to initiate, determine and conduct operations could impede the Company’s prospects for success.

Developing and operating luxury hotels like the Paradisus Papaguyo Bay are inherently risky.

We will be exposed to potential setbacks during the development of the Paradisus Papaguyo Bay. Luxury hotels require a lengthy development period, necessitate complicated space planning and design, are highly capital intensive and face high market expectations in terms of the physical product offering. Setbacks to any of these factors could negatively affect costs and influence future investment returns. Additionally, a new set of risk will arise following completion of the hotel. At that time volatility of our net operating income will be our greatest risk. Fluctuations in the operating performance of the hotel could negatively impact the net operating income available to us. This would affect our ability to service the hotel mortgage/senior debt and could potentially force us into liquidation. The agreements for the development and operation of the Paradisus Papaguyo Bay provide us with certain financial assurances and guarantees. However, the development and/or operation of the project could ultimately be unsuccessful, which failure would materially adversely affect our financial condition, operating results, and cash flows.

Our approach to fractional ownership of luxury real estate includes unproven concepts.

While the Paradisus Papaguyo Bay has only a small portion of fractional ownership elements in its operation, we intend to aggressively pursue our fractional ownership business model in the future. Although fractional ownership of luxury real estate is not new to the hospitality industry, our business plan combines proven concepts of fractional ownership with unproven concepts that are yet to be offered. As a result, we do not know with any certainty whether our future services and/or products will be accepted within the hospitality marketplace. If our future services and/or products prove to be unsuccessful, such failure could materially adversely affect our financial condition, operating results, and cash flows.

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

•         the acceptance of services offered by us or our competitors;

•         additions or departures of key personnel;

•         the Company’s ability to execute its business plan;

•         operating results that fall below expectations;

•         loss of strategic relationships;

•         industry developments;

•         economic and other external factors; and

•         period-to-period fluctuations in our financial results.

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

Our internal controls over financial reporting are not considered effective, which conclusion could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

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

Our common stock is and will be subject to the “penny stock” rules adopted under section 15(g) of the Exchange Act. The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If the Company remains subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If the Company’s securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

Costa Rican Property

We own 8.5 hectares of undeveloped prime land and have contracted to purchase an additional 12 hectares that is contiguous to our existing site located in Guanacaste Province, Costa Rica. On this property we intend to build the Paradisus Papagayo Bay.

Pursuant to an agreement entered into on March 22, 2010, with DIA S.A. of San Jose, Costa Rica, we intend to purchase an additional 12 contiguous hectares for $12,500,000. DIA is currently in the process of transfering the concession and land into a new company, called "Altos del Risco S.A.". Rich Land Investments Ltda has acquired by contract 100 % of the share capital of Altos del Risco. As of the date of this report, we have provided a $500,000 down payment and a payment of $189,000 for the transfer of the concession. During July of 2011, we committed to pay $8,000,000 to DIA by September 30, 2011. The final payment of $4,000,000 for the Altos del Risco shares is due within 30 days after the transfer and registration of the former DIA concession to Altos del Risco S.A is official and final.

Hotel construction permits for the 8.5 hectares are pending subject to the construction of access roads to the property and a water tank located on the property. We have finished the access roads and are currently working on the water tank. Construction permits for the additional property have already been granted but will need to be revised due to Sol Melia’s architectural adjustments to the original development and to integrate the additional hectares into the overall project. We expect to obtain final construction permits for the 20.5 hectares in October of 2011 and will begin construction activities shortly thereafter.

Executive Offices

We maintain our offices at Seestrasse 97, Oberrieden Switzerland CH-8942 based on a month to month lease with a company for which Josef Mettler, our CEO, is a shareholder, CEO, and director. The Company has verbally committed to lease this office space for CHF 6,500 per month through December 2013. The Company recognized lease expenses of $83,000 and $24,000 for the years ended December 31, 2010 and 2009, respectively, for the use of this office and owed unpaid lease payments of approximately $83,000, and $0 as of December 31, 2010 and 2009, respectively. We believe that we have sufficient office space for the foreseeable future in order to pursue the completion of the project described herein.

ITEM 3.          LEGAL PROCEEDINGS

Legal proceedings were initiated by Wimberley Allison Tong & Goo (“WATG”) against SunVesta Projects and Management AG on November 6, 2008 in the Superior Court of the State of California, County of Orange. The claim was based on an alleged failure to satisfy the terms of a promissory note executed in exchange for certain design services rendered in connection with the Costa Rican property. The claim sought approximately $355,000 plus accrued interest in addition to legal fees incurred in prosecuting the suit. We engaged legal counsel and paid $100,000 in 2009 to WATG against the amount due. In 2010, WATG engaged a debt collector for the remaining amount of approximately $255,000 plus accrued interest and legal fees. We returned to settlement negotiations and agreed to settle the outstanding amount, without interest or legal fees. At December 31, 2010, $60,000 of the amount remained outstanding and was overdue. On May 26th, 2011 we paid $60,000 to WATG in final settlement.

ITEM 4.          (REMOVED AND RESERVED)

Removed and reserved.

PART II

ITEM 5.          MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the Financial Industry Regulatory Authority, under the symbol “SVSA.” Trading in the common stock over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. These prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the years ended December 31, 2010 and 2009 are as follows:

Year	Quarter Ended	High	Low
2010	December 31	$0.09	$0.02
	September 30	$0.35	$0.04
	June 30	$0.06	$0.06
	March 31	$0.07	$0.06
2009	December 31	$0.47	$0.07
	September 30	$0.50	$0.19
	June 30	$0.52	$0.20
	March 31	$1.15	$0.15

Capital Stock

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of September 6, 2011 there were 83 shareholders of record holding a total of 54,092,186 shares of fully paid and non-assessable common stock of the 200,000,000 shares of common stock, par value $0.01, authorized. The board of directors believes that the number of beneficial owners is greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

As of September 6, 2011 there were no shares issued and outstanding of the 50,000,000 shares of preferred stock authorized. The par value of the preferred stock is $0.01 per share. Our preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the board of directors.

Warrants

As of September 6, 2011 we had no outstanding warrants to purchase shares of our common stock.

Stock Options

As of September 6, 2011 we had no outstanding stock options to purchase shares of our common stock.

Dividends

We have not declared any cash dividends since inception and do not anticipate paying any dividends in the near future. The payment of dividends is within the discretion of the board of directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors.  There are no restrictions that currently limit our ability to pay dividends on its common stock other than those generally imposed by applicable state law.

Transfer Agent and Registrar

Our transfer agent and registrar is Standard Register & Company, Inc., located at 12528 South 1840 East, Draper, Utah, 84020 and their phone number is (801) 571-8844.

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

Discussion and Analysis

Our business plan will require a minimum of $20,000,000 in new funding over the next twelve months for the development of the Paradisus Papagayo Bay, our initial real estate development. The luxury hotel is to be constructed on 20.5 hectares of prime land located in the thriving tourist area of Papagayo Bay in Guanacaste Province, Costa Rica. We will require between $60,000,000 and $80,000,000 in funding by the time the development is completed.

Our subsidiary, SunVesta Holding AG, obtained permission from CSSF (Luxemburg Financial Markets Authorities) to issue fixed-income bonds in the aggregate amount of €25,000,000 (approximately $35,000,000) to fund the initial development of the luxury hotel. The bonds have a term of 3-years and bear an interest rate of 8.25% per annum with an issue date of December 1, 2010. Through December 31, 2010, we had raised $265,273 from the bonds and as of the date of this annual report we have raised over $7,900,000. We expect to realize between $17,000,000 and $21,000,000. Funding for the remaining development and construction of the Paradisus Papagayo Bay is anticipated to be in the form of a traditional construction loan. We are currently in funding negotiations which are expected to be completed by February 2012. Following the completion of construction we will secure long-term financing to replace the traditional construction loan.

Our expected Paradisus Papagayo Bay timeline is as follows:

•         Complete revisions of architectural plans which will incorporate Sol Melia requirements in third   quarter of 2011;

•         Receive traditional construction loan in the first quarter of 2012;

•         Receive final building permits in first quarter of 2012;

•         Begin construction in the first quarter of 2012; and

•         Complete construction work in the fourth quarter of 2013.

Results of Operations

During the year ended December 31, 2010, our operations were focused on (i) entering into an agreement with DIA S.A. to purchase an additional 12 hectares contiguous with our existing property that will provide the project with direct private beach access; (ii) deliberations with local authorities to obtain building permits for the development of the property; (iii) discussions with prospective project development partners; (iv) pursuing additional debt or equity financing arrangements including a bond offering through SunVesta Holding AG in Germany and Belgium; (v) entering into an agreement to purchase the remaining 10% of Rich Land Investments Limitada Costa Rica;  and (vi) satisfying continuous public disclosure requirements.

The Company has been funded since inception from equity placements and by shareholders or partners in the form of loans. All of the capital raised to date has been allocated to the development of the Costa Rican property including the purchase of the land and general and administrative costs.

Comprehensive Losses

For the period from the date of inception of development stage on January 1, 2005, until December 31, 2010, the Company had incurred comprehensive losses of $12,167,375. Comprehensive loss for the year ended December 31, 2010 was $1,166,309 as compared to $2,211,385 for the year ended December 31, 2009. The decrease in comprehensive losses over the comparative periods can primarily be attributed to a decrease in the loss on the extinguishment of debt and to a lesser extent to a decrease in interest expense. We did not generate revenue during this period and we expect to continue to incur losses through the year ended December 31, 2011.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset future operating profits.

Impact of Inflation

The Company believes that inflation has had a negligible effect on its operations over the past three years.

Capital Expenditures

The Company expended a significant amount on capital expenditures for the period from January 1, 2005 to December 31, 2010, in connection with the purchase of land that includes a concession to build a hotel in Costa Rica.

Liquidity and Capital Resources

The Company has been in the development stage since inception and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

As of December 31, 2010, we had a working capital deficit of $2,289,206. We had current assets of $53,439 and total assets of $9,666,703. Our current assets consisted of $44,018 in cash and cash equivalents and $9,421 in other assets. Our total assets consisted of current assets and property and equipment of $9,321,976 and net debt issuance costs of $291,288. We had current liabilities of $2,342,645 and total liabilities of $2,607,918 which consisted of advances from related parties, accounts payable, notes payable, accrued expenses, and long-term debt. Total stockholders’ equity in the Company was $7,058,785 at December 31, 2010.

Cash flow used in operating activities was $7,014,330 for the period from January 1, 2005, to December 31, 2010. Cash flow used in operating activities for the year ended December 31, 2010, was $939,372 as compared to $956,015 for the year ended December 31, 2009. The relative consistency of cash flow used in operating activities over the different periods can be attributed to the change in net losses in the current period offset by the change in the loss associated with the extinguishment of debt in the current period. We expect to continue to use cash flow in operating activities in future periods as we develop our project.

Cash flows used in investing activities was $8,086,775 for the period from January 1, 2005 to December 31, 2010. Cash flows used in investing activities for the year ended December 31, 2010, was $33,839 as compared to $80,900 for the year ended December 31, 2009. Cash flows used in investing activities in the current period can be attributed to the purchase of property and equipment and debt issuance costs offset by deposits. We expect to continue to use cash flows in investing activities over the next twelve months as financing becomes available and we are able to advance our luxury hotel project.

Cash flow provided by financing activities was $15,637,403 for the period from January 1, 2005 to December 31, 2010. Cash flow provided by financing activities for the year ended December 31, 2010, was $1,100,491 as compared to $1,090,003 for the year ended December 31, 2009. Cash flow provided by financing activities in the current period can be attributed to advances from related parties and from proceeds of our bond issuance. We expect to realize cash flow provided by financing activities in the next twelve months from our bond issuance and a bank loan for the construction of the Paradisus Papagayo Bay.

Subsequent to period end, on April 21, 2011, we borrowed 400,000 CHF (approximately $570,000), from one of our stockholders.  The loan is unsecured and due on demand.

Our current assets are insufficient to conduct operations over the next twelve months. We will have to seek at least $20,000,000 in debt or equity financing over the next twelve months to fund the development of our business plan. SunVesta Holding AG is currently offering a fixed-income bond in the amount of €25,000,000 (approximately $35,000,000) and the Company is in negations for a traditional construction loan. Despite our efforts, no assurances can be given that any additional funding will be available. Our shareholders continue to be another likely source of immediate funding in the form of loans or equity placements though none have made any commitment for future investment and we have no agreement formal or otherwise to procure immediate funding. Our inability to obtain funding will have a material adverse affect in the near term on our business plan.

We do not intend to pay cash dividends in the foreseeable future.

We had no lines of credit or other bank financing arrangements as of December 31, 2010. However, during 2011, we entered into a CHF 6,000,000 line of credit agreement with Aires International Investment, Inc.

We had no commitments for future capital expenditures that were material at December 31, 2010 except those tied to the development of our Costa Rican property including the purchase of additional land.

We have no defined benefit plan or contractual commitment with any of our officers or sole director.

We have no current plans for the purchase or sale of any plant or equipment.

We have no current plans to make any changes in the number of our employees.

Off-Balance Sheet Arrangements

As of December 31, 2010, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Going Concern

Our auditors in their audit report for the period ended December 31, 2010, included with this Form 10-K, note a substantial doubt as to our ability to continue as a going concern as a result of accumulated losses since inception and a failure to establish profitable operations. Our ability to continue as a going concern requires that we either realize net income from operations or obtain funding from outside sources. Since our business plan does not anticipate revenue within the next twelve months, management’s plan to ensure our ability to continue as a going concern includes: (i) private placements of debt or equity, including the current bond issuance; (ii) obtaining a construction loan; (iii) obtaining shareholder loans; and (iv) converting existing debt to equity. Although management believes that we will be able to continue as a going concern there can be no assurances that the anticipated means for maintaining this objective will prove successful.

Critical Accounting Policies

In Note 2 to the audited financial statements for the years ended December 31, 2010 and 2009 filed on this Form 10-K we discuss those accounting policies that are considered to be significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this current report, with the exception of historical facts, are forward-looking statements. We are ineligible to rely on the safe-harbor provision of the Private Litigation Reform Act of 1995 for forward looking statements made in this current report. Forward-looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•       our anticipated financial performance and business plan;

•       the sufficiency of existing capital resources;

•       our ability to raise additional capital to fund cash requirements for future operations;

•       uncertainties related to our future business prospects;

•       our ability to generate revenues to fund future operations;

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

Stock-Based Compensation

We have adopted Accounting Standards Codification Topic (“ASC”) 718, Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

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

Recent Accounting Pronouncements

Please see Note 17 to the accompanying consolidated financial statements for recent accounting pronouncements.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended December 31, 2010 and 2009 are attached hereto as F-1 through F-17.

SUNVESTA, INC.

 (A Development Stage Company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

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

Consolidated Statements of Stockholders’ Equity (Deficit)                                        F-5

Consolidated Statements of Cash Flows                                                                   F-7

Notes to Consolidated Financial Statements                                                              F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

SunVesta, Inc. and Subsidiaries

Oberrieden, Switzerland

We have audited the accompanying consolidated balance sheets of SunVesta, Inc. and Subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2010 and for the period from inception of the development stage on January 1, 2005 through December 31, 2010. SunVesta, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SunVesta, Inc. and Subsidiaries as of December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2010 and for the period from inception of the development stage on January 1, 2005 through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PRITCHETT, SILER & HARDY, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

September 6, 2011

SUNVESTA, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

ASSETS	2010	2009

Current assets:
Cash and cash equivalents	$44,018	73,945
Other assets	9,421	8,391

Total current assets	53,439	82,336

Property and equipment, net	9,321,976	9,309,184
Debt issuance costs, net	291,288	-
Deposits	-	1,863

Total assets	$9,666,703	9,393,383

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$914,420	757,681
Accrued expenses	65,824	122,392
Notes payable	551,155	564,305
Related party payables	811,246	739,422

Total current liabilities	2,342,645	2,183,800

Long-term debt	265,273	-

Total liabilities	2,607,918	2,183,800

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value; 50,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares
authorized, 54,092,186 and 39,476,956 shares issued
and outstanding, respectively	540,922	394,770
Additional paid-in capital	18,728,391	17,851,477
Accumulated other comprehensive loss	(59,452)	(70,435)
Retained earnings prior to development stage	1,602	1,602
Deficit accumulated during the development stage	(12,128,923)	(10,955,631)

	7,082,540	7,221,783

Treasury stock, 157,220 and 111,000 shares at cost, respectively	(23,755)	(12,200)

Total stockholders' equity	7,058,785	7,209,583

Total liabilities and stockholders' equity	$9,666,703	9,393,383

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Years Ended December 31, 2010 and 2009 and Cumulative Amounts

			Cumulative
	2010	2009	Amounts

Revenues, net	$-	-	-
Cost of revenues	-	-	-

Gross profit	-	-	-

Operating expenses:
General and administrative expenses	850,497	601,503	8,479,702
Sales and marketing	15,552	58,780	332,210

	866,049	660,283	8,811,912

Loss from operations	(866,049)	(660,283)	(8,811,912)

Other income (expense):
Loss on disposal of assets	-	(635)	(3,258)
Loss on sale of investments	-	-	(1,137,158)
Miscellaneous income	-	-	79,534
Interest income	-	-	66,881
Interest expense	(48,361)	(125,847)	(516,252)
Loss on extinguishment of debt	(258,882)	(1,685,080)	(1,806,758)

	(307,243)	(1,811,562)	(3,317,011)

Loss before provision for income taxes	(1,173,292)	(2,471,845)	(12,128,923)

Provision for income taxes	-	-	-

Net loss	$(1,173,292)	(2,471,845)	(12,128,923)

Comprehensive loss:
Foreign currency translation net of taxes
of $4,000, $141,000, and $(21,000)	6,983	260,460	(38,452)

Comprehensive loss	$(1,166,309)	(2,211,385)	(12,167,375)

Loss per common share -
basic and diluted	$(0.02)	(0.07)

Weighted average common shares -
basic and diluted	51,689,682	36,771,176

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC. (A Development Stage Company) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) January 1, 2005 (Date of Inception) to December 31, 2010
										Deficit
								Accumulated		Accumulated	Total
							Additional	Other		During the	Stockholders'
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained Earnings	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)		Stage	(Deficit)
Balance at January 1, 2005	-	$-	21,000,000	$210,000	-	$-	$281,521	$128	$1,602	$-	$493,251

Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	-	(807,118)	(807,118)
Other comprehensive income -
cumulative foreign currency
translation adjustment	-	-	-	-	-	-	-	23,149	-	-	23,149
Balance at December 31, 2005	-	-	21,000,000	210,000	-	-	281,521	23,277	1,602	(807,118)	(290,718)

Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	-	(3,575,713)	(3,575,713)
Other comprehensive loss -
cumulative foreign currency
translation adjustment	-	-	-	-	-	-	-	(163,151)	-	-	(163,151)
Balance at December 31, 2006	-	-	21,000,000	210,000	-	-	281,521	(139,874)	1,602	(4,382,831)	(4,029,582)

Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	-	(2,912,578)	(2,912,578)
Other comprehensive income -											-
cumulative foreign currency											-
translation adjustment	-	-	-	-	-	-	-	35,580	-	-	35,580
Acquisition of OpenLimit, Inc.	-	-	1,400,017	14,000	-	-	(63,080)	-	-	-	(49,080)
Issuance of common stock for debt	-	-	6,431,237	64,312	-	-	10,742,025	-	-	-	10,806,337
Balance at December 31, 2007	-	-	28,831,254	288,312	-	-	10,960,466	(104,294)	1,602	(7,295,409)	3,850,677

Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	-	(1,188,377)	(1,188,377)
Other comprehensive loss -
cumulative foreign currency
translation adjustment	-	-	-	-	-	-	-	(367,601)	-	-	(367,601)
Issuance of common stock for debt	-	-	1,818,180	18,182	-	-	2,709,091	-	-	-	2,727,273
Issuance of common stock for compensation	-	-	41,668	417	-	-	61,852	-	-	-	62,269
Balance at December 31, 2008	-	$-	30,691,102	$306,911	-	$-	$13,731,409	$(471,895)	$1,602	$(8,483,786)	$5,084,241

The accompanying notes are an integral part of these consolidated financial statements.

Balance at December 31, 2008	-	$-	30,691,102	$306,911	-	$-	$13,731,409	$(471,895)	$1,602	$(8,483,786)	$5,084,241

Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	-	(2,471,845)	(2,471,845)
Other comprehensive loss -
cumulative foreign currency
translation adjustment	-	-	-	-	-	-	-	401,460	-	-	401,460
Issuance of common stock for debt	-	-	7,725,854	77,259	-	-	3,785,668	-	-	-	3,862,927
Issuance of common stock for compensation	-	-	60,000	600	-	-	44,400	-	-	-	45,000
Issuance of common stock for cash	-	-	1,000,000	10,000	-	-	290,000	-	-	-	300,000
Purchase of treasury stock	-	-	-	-	(111,000)	(12,200)	-	-	-	-	(12,200)
Balance at December 31, 2009	-	-	39,476,956	394,770	(111,000)	(12,200)	17,851,477	(70,435)	1,602	(10,955,631)	7,209,583

Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	-	(1,173,292)	(1,173,292)
Other comprehensive loss -
cumulative foreign currency
translation adjustment	-	-	-	-	-	-	-	10,983	-	-	10,983
Issuance of common stock for debt	-	-	14,615,230	146,152	-	-	876,914	-	-	-	1,023,066
Purchase of treasury stock	-	-	-	-	(46,220)	(11,555)	-	-	-	-	(11,555)
Balance at December 31, 2010	-	$-	54,092,186	$540,922	(157,220)	$(23,755)	$18,728,391	$(59,452)	$1,602	$(12,128,923)	$7,058,785

F-5&F-6

SUNVESTA, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010 and 2009 and Cumulative Amounts
			Cumulative
	2010	2009	Amounts
Cash flows from operating activities:
Net loss	$(1,173,292)	(2,471,845)	(12,128,923)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1,240	26,002	272,745
Debt issuance costs	7,699	-	7,699
Stock compensation expense	-	45,000	107,269
Related party accrued interest	7,153	92,787	300,601
Note payable accrued interest	32,297	8,141	40,438
Loss on securities acquired as a deposit
on stock	-	-	1,008,324
Loss on disposal of assets	-	635	3,258
Loss on extinguishment of debt	258,882	1,685,080	1,806,758
(Increase) decrease in:
Prepaid expenses	-	6,766	-
Other assets	(1,030)	424	(10,250)
Increase (decrease) in:
Accounts payable	(98,753)	(346,437)	1,450,236
Accrued expenses	(56,568)	(2,568)	44,515
Related party payables	83,000	-	83,000

Net cash used in operating activities	(939,372)	(956,015)	(7,014,330)

Cash flows from investing activities:
Proceeds from securities available-for-sale	-	-	1,740,381
Payment for debt issuance costs	(21,670)	-	(21,670)
Purchase of property and equipment	(14,032)	(80,847)	(9,805,486)
Deposits	1,863	(53)	-

Net cash used in investing activities	(33,839)	(80,900)	(8,086,775)

Cash flows from financing activities:
Net proceeds from deposit on stock	-	-	3,664,417
Proceeds from stock issuance	-	300,000	300,000
Advances from related parties	846,773	802,203	10,895,132
Increase in note payable	-	-	700,000
Decrease in note payable	-	-	(163,664)
Proceeds from bond issuance	265,273	-	265,273
Purchase of treasury stock	(11,555)	(12,200)	(23,755)

Net cash provided by financing activities	1,100,491	1,090,003	15,637,403

Effect of exchange rate changes	(157,207)	(18,577)	(492,835)

Net increase (decrease) in cash	(29,927)	34,511	43,463

Cash, beginning of period	73,945	39,434	555
Cash, end of period	$44,018	73,945	44,018

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 1 – Organization and Basis of Presentation

On August 27, 2007, SunVesta, Inc. (SunVesta) acquired SunVesta Holding AG (SunVesta AG) (collectively the Company).  SunVesta AG has four wholly-owned subsidiaries: Sunvesta Projects and Management AG, a Swiss Company; Rich Land Investments Limitada, a Costa Rican Company (Rich Land); Sunvesta Turistik Yatririm VE, a Turkish Company; and Sunvesta Costa Rica Limitada, a Costa Rican Company.

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

Reclassifications

Certain amounts for 2009 have been reclassified to conform to the 2010 presentation.

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

Debt Issuance Costs

Debt issuance costs arise as a result of issuing long-term debt and are amortized over the life of the debt.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 2 - Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization.  Maintenance and repairs are charged to expense as incurred.  Costs of property and equipment and major renewals or betterments are capitalized and depreciated over the estimated useful lives of the related assets.  Depreciation and amortization are computed by using the straight-line method. Equipment is depreciated over three to five years and furniture and fixtures are depreciated over seven to ten years. Leasehold improvements are depreciated over the shorter of their estimated useful life or the remaining life of the lease. The cost of property disposed of and related accumulated depreciation or amortization is removed from the accounts at the time of disposal, and gain or loss is reflected in operations.

Long-Lived Assets

The Company evaluates its long-lived assets in accordance with ASC 360.  Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable.  When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of these assets and is recorded in the period in which the determination was made.

Income Taxes

Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or noncurrent, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse.

If the Company has uncertain tax positions, they are evaluated by management and a loss contingency is recognized when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The amount recognized is subject to estimate and management judgment and the amount ultimately sustained for an uncertain tax position could differ from the amount recognized. The Company recognizes interest expense and penalties related to unrecognized tax benefits with the provision for income taxes. The tax years previous to 2007 are closed to examination by the Internal Revenue Service.

Earnings (Loss) Per Share

The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during the year.

The computation of diluted earnings (loss) per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is anti-dilutive.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 2 - Summary of Significant Accounting Policies (continued)

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

The Company currently has plans for a hotel in the Papagayo Gulf Tourism Project area of Costa Rica.  An estimated $20 million is believed necessary to continue this plan.  The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 4 – Property and Equipment

Property and equipment consists of the following:

	2010	2009

Land	$7,000,000	7,000,000
IT Equipment	185,846	173,906
Furniture and equipment	29,979	29,979
Leasehold improvements	66,617	66,617
Construction in-process (see Note 5)	2,311,276	2,309,184

	9,593,718	9,579,686
Less accumulated depreciation	(271,742)	(270,502)

	$9,321,976	9,309,184

Note 5 – Construction In-Process

The Company owns a land lot and a concession to build a hotel and apartments on the land lot situated in the Papagayo Gulf Tourism Project area of Costa Rica.

At December 31, 2010, the Company had incurred $2,311,276 of costs (principally consisting of architectural plans and drawings) related to construction of a luxury hotel and resort on the grounds of the aforementioned Costa Rica land lot.

Note 6 – Note Payable

The Company’s note payable consists of a note payable to Brues Construciones S.A. (Brues), a construction contractor.  The note is repayable in Euros and is collaterized by 10% of the common shares in Rich Land and bears interest at 6%. The note payable balance sheet amounts of $551,155 and $564,305 for December 31, 2010 and 2009  included related accrued interest of approximately $59,000 and $32,000, respectively. As of June 23, 2011 the amount due was paid in full (approximately $507,000) and the common shares in Rich Land were returned to the Company.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 7 – Related Party Payables

Related party payables consist of unsecured due on demand amounts as follows:

	2010	2009

Related party lease payable (see Note 15)	$83,000	-

Advance from H. Rigendinger, a shareholder of the Company. The advance bears interest at 3% and has no specific repayment terms.	-	48,180

Advance from A. Oehler, a shareholder of the Company. The advance bears interest at 3%. The repayment terms of the advance are currently in default.	31,887	28,908

Advances from Zypam Ltd., a shareholder of the Company. The advances bear interest at 3% and have no specific repayment terms. Secured in part by a pledge of over 30% of the common shares in Rich Land .	685,621	601,504

	800,508	678,592
Accrued interest on advances	10,738	60,830

	$811,246	739,422

The agreement with Zypam Ltd. also contains a subordination clause wherein all other Company creditors are entitled to a priority security interest over the Company’s assets.

Note 8 – Related Party Transaction

During 2009, the directors of the Company received 60,000 shares of common stock in exchange for their services rendered in the amount of $45,000.

Note 9 – Long-term Debt

During 2010, the Company initiated a bond offering in Germany and Belgium to raise up to 25,000,000 Euros (approximately $35,000,000). As of December 31, 2010, bonds totaling approximately $265,000 had been issued (see Note 16). The bonds bear interest at a rate of 8.25% per annum and are unsecured. Regardless of the issuance, accrued interest on all bonds outstanding is due on November 30 of each year and the bonds mature November 30, 2013. The Company generally pays commissions or offering costs of 7% to 10% related to financing activities.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 10 – Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

	Years Ended
	December 31,		Cumulative
	2010	2009	Amounts

Income tax benefit at statutory rate	$(400,000)	(900,000)	(4,300,000)
Change in valuation allowance	400,000	900,000	4,300,000

	$-	-	-

Deferred tax assets are as follows:

	2010	2009

Net operating loss carryforwards	$4,300,000	3,900,000
Valuation allowance	(4,300,000)	(3,900,000)

	$-	-

The Company has net operating loss carryforwards of approximately $12,100,000, which begin to expire in the year 2017. The amount of net operating loss carryforwards that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

The Company has not timely filed its income tax returns for the years 2008 and 2009. The Company is in the process of preparing its tax returns and believes there are no taxes owing at December 31, 2010.

Note 11 – Construction Related Agreement

The Company executed an agreement with Brues Construccion S.A. (Brues), a construction contractor based in Madrid, Spain.  Terms of the agreement stated that Brues and the Company will negotiate in good faith but on a non-binding basis the appointment of Brues as general contractor for constructing a hotel on the land lot in the Papagayo Gulf Tourism Project area of Costa Rica.

On May 4, 2010, the Company reached an agreement with Brues to repurchase shares of Rich Land by June 30, 2010 for €371,425 or approximately $454,000, plus interest accrued at 6% per annum since January 1, 2009, with the understanding that the Company will then be free to negotiate a construction contract with another entity. The Company and Brues verbally agreed to extend the agreement. As of June 23, 2011 the amount due was settled (see Note 6).

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 12 – Supplemental Cash Flow Information

Actual cash paid for interest and income taxes for the years ended December 31, 2010 and 2009 was approximately as follows:

	2010	2009

Interest	$74,000	24,000
Income taxes	$-	-

During the year ended December 31, 2010, the Company issued 14,615,230 shares of common stock in exchange for related party advances of $710,339, related accrued interest of $65,959, and recognized a debt extinguishment loss of $258,882.

During the year ended December 31, 2009, the Company issued 7,725,854 shares of common stock in exchange for related party advances of $2,089,676, related accrued interest of $228,080, and recognized a debt extinguishment loss of $1,685,080.

Note 13 – Fair Value of Financial Instruments

None of the Company’s financial instruments, which are current assets and liabilities that could be readily traded, are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2010 and 2009 does not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying consolidated balance sheets.

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

In 2010, WATG engaged a debt collector for the remaining amount of approximately $255,000 plus accrued interest and legal fees. The Company returned to settlement negotiations and has agreed to settle the outstanding amount, without interest or legal fees, in equal installments due on April 30, May 31, June 30, and July 31, 2010. This agreement was then extended to August 31, 2010. As of December 31, 2010, the Company had paid approximately $194,000, leaving a remaining balance due of approximately $60,000. As of May 26, 2011, the Company had paid the remaining balance due.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 15 – Commitments

On August 31, 2009, the Company entered into an agreement with WingField Corporation, Inc. (WingField) of St. Paul, Minnesota, for WingField to function as the Company’s master developer for its Papagayo Gulf real estate development project. According to the terms of the agreement, development costs are estimated to be in excess of $11,000,000.

On March 22, 2010, the Company entered into a non-binding agreement with DIA, S.A. (DIA) of San Jose, Costa Rica to acquire property, including its related development and water rights, for $12,500,000. This property is contiguous to the property already owned by the Company in Costa Rica. DIA is currently in the process of transfering the land and related rights into a new company, called "Altos del Risco S.A." (Altos). Rich Land has acquired by contract 100% of the share capital of Altos. The payment for the Altos shares will be made within 30 days after the final official transfer and registration of Altos. The Company has paid $500,000 to DIA since the balance sheet date and $189,000 to the Costa Rican government to transfer water and development rights (see Note 16).

The Company’s CEO is also a shareholder, the president and a director of a company from which the Company leases office space on a month to month basis for 6,500 CHF (approximately $8,100). The Company’s verbal commitment is to lease this space through December 2013. Lease expense for this office space for the years ended December 31, 2010 and 2009 was approximately $83,000 and $24,000, respectively. The Company owed unpaid lease payments of approximately $83,000 and $0 as of December 31, 2010 and 2009, respectively.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 16 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued. Other than the events noted below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Between January 1, 2011 and the date the financial statements were issued, the Company’s wholly owned subsidiary SunVesta Holding AG issued bonds totaling approximately $7,900,000 (see Note 9).

On March 8, 2011, the Company’s wholly owned subsidiary Rich Land entered into a Management Agreement with Operadora Costa Risol S.A. (Costa Risol) and a Technical Advisory Service Agreement with Sol Meliá, S.A. to assist the Company in developing its property in Costa Rica. The Company anticipates that construction will commence in the fourth quarter of 2011 and will be completed on or before July 31, 2013. Should the Company not have completed construction by January 31, 2014, or should the Company not have obtained all governmental permits within three months of the completion of construction, the Company will be required to pay Costa Risol damages of $5,000,000.

On May 26, 2011, the Company paid the remaining balance in final settlement of amounts due to WATG (see Note 14).

On June 23, 2011, the Company paid the remaining balance in final settlement of amounts due to Brues (see Notes 6 and 11).

On April 21, 2011, the Company borrowed 400,000 CHF (approximately $570,000), from a stockholder of the Company.  The loan is unsecured and due on demand.

During 2011, the Company paid $500,000 to DIA and $189,000 to the Costa Rican government to transfer water and development rights (see Note 15). During July of 2011, the Company agreed to pay an additional $8,000,000 by September 30, 2011.

During 2011, the Company has entered into a line of credit agreement with Aires International Investment, Inc. allowing it to borrow up to 6,000,000 CHF (approximately $8,500,000) by February 29, 2012. The line of credit bears interest at 7.25% and is secured by 10% of the stock of Rich Land. Interest payments are due September 30 of each year with the line of credit maturing on September 30, 2015. Prior to maturity, if the maximum limit has been borrowed, the issuer of the line of credit may convert the balance of the line of credit into a 10% ownership interest in Rich Land.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 17 – Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements, or “ASU 2009-13.” ASU 2009-13 establishes the accounting and reporting guidance for arrangements that include multiple revenue-generating activities, and provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments in ASU 2009-13 also establish a hierarchy for determining the selling price of a deliverable. Enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms of the arrangement, significant deliverables, and the vendor’s performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, or January 1, 2011 for us. Early application is permitted. The adoption of ASU 2009-13 will not have a material impact on our financial position or results of operations.

In July 2010, FASB issued ASU No. 2010-20 “Disclosures about the credit quality of financing receivables and the allowance for credit losses”, which requires expanded disclosures about the credit quality of an entity’s financing receivables and its allowance for credit loss on a disaggregated basis. This ASU is effective for annual reporting periods ending on or after December 15, 2011. The Company does not expect the adoption of this ASU will have a material impact on the Company’s consolidated financial statements.

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB Accounting Standards Codification (“ASC”) Topic 718 was amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies for equity classification. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. We do not anticipate that the adoption of this guidance will have a material impact on our financial position and results of operations.

Other new pronouncements issued but not effective until after January 1, 2011 are not expected to have a significant effect on our financial position or results of operations.

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

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were ineffective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and such information was not accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting.

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

The matters involving internal control over financial reporting that our management considered to be material weaknesses were:

Lack of Appropriate Independent Oversight.  The board of directors has not provided an appropriate level of oversight of the Company’s consolidated financial reporting and procedures for internal control over financial reporting since there is, at present, only one director who also acts as the Company’s sole executive officer, that cannot provide an appropriate level of oversight, including challenging management’s accounting for and reporting of transactions due to his dual roles within management. While this control deficiency did not result in any audit adjustments to our 2010 or 2009 interim or annual financial statements, it could have resulted in material misstatement that might have been prevented or detected by independent oversight. Accordingly we have determined that this control deficiency constitutes a material weakness.

Failure to Segregate Duties. Management has not maintained any segregation of duties within the Company due to its reliance on a single individual to fill the role of the board of directors, chief executive officer, chief financial officer and principal accounting officer.  While this control deficiency did not result in any audit adjustments to our 2010 or 2009 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly we have determined that this control deficiency constitutes a material weakness.

Sufficiency of Accounting Resources.  The Company has limited internal accounting personnel to prepare its financial statements, including the consolidation of the Company and its subsidiaries.  While this control deficiency did not result in any audit adjustments to our 2010 or 2009 interim or annual financial statements, it did result in certain errors in the consolidation of the Company and its subsidiaries that were not detected by the Company’s internal control over financial reporting.

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2010, that the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

The Company intends to remedy its material weaknesses by:

  Forming an audit committee made up of independent directors that will oversee management (we have begun this process by seeking out individuals who might act as independent directors).
  Engaging an individual to serve as chief financial officer and principal accounting officer to segregate the duties of chief executive officer and chief financial officer (our chief executive officer is in the process of seeking out an individual willing to serve as chief financial officer and principal accounting officer).
  Engaging internal accounting personnel on a constant basis.

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

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2010, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

9B.                   OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of the sole director and executive officer of the Company:

Name	Age	Year Elected/Appointed	Positions Held
Josef Mettler	52	2008	CEO, CFO, PAO, and Director

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

Term of Office

Our sole director was appointed for a one (1) year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws. Our sole executive officer is appointed by our board of directors and will hold office until removed by the board.

Family Relationships

Not applicable as we have only individual serving as an officer and director.

Involvement in Certain Legal Proceedings

During the past ten years there are no events that occurred related to an involvement in legal proceedings that are material to an evaluation of the ability or integrity of the Company’s sole director, or persons nominated to become directors or executive officers.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in their ownership with the Commission, and forward copies of such filings to us. Based solely upon a review of Forms 3, 4 and 5 furnished to us, we are not aware of any persons who, during the period ended December 31, 2010 failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934 that applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company has incorporated a copy of its Code of Ethics as Exhibit 14 to this Form 10-K. Further, our Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting us.

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

Director Compensation

Our sole directors currently is not reimbursed for out-of-pocket costs incurred in attending meetings and is not compensated for his service as a director. The Company has compensated directors in the past and may adopt additional provisions for compensating directors for their services in the future. The following table provides summary information for the year ended December 31, 2010 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of its directors.

Summary Compensation Table
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation ($)	All other compensation ($)	Total ($)
Josef Mettler	-	-	-	-	-	-	-
Stephan Berndt*	-	-	-	-	-	-	-

*Former director of the Company.

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

For the years ended December 31, 2010 and December 31, 2009, $0 was paid in salary or stock options to retain our sole executive officer. A stock award valued at $13,500 was granted to our sole executive officer in 2009 as compensation for his service as a member of the board of directors. Our decision not to compensate our sole executive officer in 2010 or 2009 was based on the limited availability of funds over the respective periods and our sole executive officer’s vested interest as a shareholder. We expect to be able to compensate our sole executive officer in future periods.

The following table provides summary information for the years ended December 31, 2010 and 2009 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000:

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Josef Mettler CEO, CFO, PAO	20102009	- -	- -	- 13,500*	- -	- -	- -	- -	- 13,500

            * Stock award granted in connection with service as a director.

We have no option or stock award plans.

We have no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement.

We have no agreement that provides for payment to our executive officer at, following, or in connection with the resignation, retirement or other termination, or a change in control of Company or a change in our executive officer's responsibilities following a change in control.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s 54,092,186 shares of common stock issued and outstanding as of September 6, 2011, with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group.

Names and Addresses of Managers and Beneficial Owners	Title of Class	Number of Shares	Percent of Class
Joseph Mettler CEO, CFO, PAO and Director 97 Seestrasse, CH-8942 Oberrieden, Switzerland	Common	773,334	1.4%
Officer and directors (1) as a group	Common	773,334	1.4%

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Neither our sole directors or sole executive officer, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in−laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year or in any presently proposed transaction which, in either case, has or will materially affect us except as follows:

The Company maintains its executive offices on a month to month lease basis with a company for which Josef Mettler, our chief executive officer, chief financial officer and principal accounting officer, is an officer, shareholder and director. The Company has verbally committed to lease this office space for CHF 6,500 per month through December 2013. The Company recognized lease expenses of $83,000 and $24,000 for the years ended December 31, 2010 and 2009, respectively, for the use of this office and owed unpaid lease payments of approximately $83,000, and $0 as of December 31, 2010 and 2009, respectively.

Director Independence

The Company is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. However, for purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). NASDAQ Rule 4200(a)(15) states that a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we do not consider our sole director independent.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees and Services

Pritchett, Siler & Hardy (“Pritchett”) has provided audits of our annual financial statements and a review of our quarterly financial statements. The following is an aggregate of fees billed during each of the last fiscal years for professional services rendered by each of our principal accountants.

Fees and Services	2010	2009
Audit fees - auditing of our annual financial statements and preparation of auditors' report.	$21,000	21,435
Audit-related fees - review of quarterly financial statements.	12,979	12,938
Tax fees - preparation and filing of three major tax-related forms and tax planning.	-	-
All other fees - other services provided by our principal accountants.	-	-
Total fees paid or accrued to our principal accountants	$33,979	34,373

Audit Committee Pre-Approval

We do not have a standing audit committee. Therefore, all services provided to us by Pritchett, as detailed above, were pre-approved by our board of directors. Pritchett performed all work with their permanent full-time employees.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-17, and are included as part of this Form 10-K:

Financial Statements of the Company for the years ended December 31, 2010 and 2009:

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

SUNVESTA, INC.                                                                  Date

/s/ Josef Mettler                                                                       September 6, 2011

Josef Mettler

Chief Executive Officer, Chief Financial Officer

Principal Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                 Title                                                     Date

/s/ Josef Mettler                        Director, Chief Executive Officer,      September 6, 2011

Josef Mettler                            Chief Financial Officer, and

                                                Principal Accounting Officer

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