Form 10-Q
period 2011-03-31
SUNVESTA, INC.
filed 2011-11-30
CIK 1060409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.01 par value (the only class of voting stock), at November 29, 2011, was 54,092,186.

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	3
CConsolidated Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010 (audited)	4
UUnaudited Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2011 and March 31, 2010 and cumulative amounts	5
UUnaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and March 31, 2010 and cumulative amounts	6
NNotes to Unaudited Consolidated Financial Statements	7
IIITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	18
ITEM 4T. Controls and Procedures	19
a

PART II. - OTHER INFORMATION
ITEM 1. Legal Proceedings	19
ITEM 1A. Risk Factors	19
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
ITEM 3. Defaults upon Senior Securities	23
ITEM 4. Submission of Matters to a Vote of Securities Holders	23
ITEM 5. Other Information	23
ITEM 6. Exhibits	23
Signatures	24
Index to Exhibits	25

                                                                                                                                                  2

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

As used herein, the terms “SunVesta,” “we,” “our,” and “us” refer to SunVesta, Inc., a Florida corporation, and its predecessors and subsidiaries, unless otherwise indicated. In the opinion of management, the accompanying unaudited, consolidated financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

SUNVESTA, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$110,092	44,018
Other assets	1,805	9,421

Total current assets	111,897	53,439

Property and equipment, net	9,451,091	9,321,976
Debt issuance costs, net	271,905	291,288

Total assets	$9,834,893	9,666,703

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,053,450	914,420
Accrued expenses	72,631	65,824
Note payable	594,356	551,155
Related party payables	972,939	811,246

Total current liabilities	2,693,376	2,342,645

Long-term debt	687,434	265,273

Total liabilities	3,380,810	2,607,918

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 50,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 200,000,000 shares
authorized, 54,092,186 shares issued and outstanding	540,922	540,922
Additional paid-in capital	18,728,391	18,728,391
Accumulated other comprehensive loss	(186,526)	(59,452)
Retained earnings prior to development stage	1,602	1,602
Deficit accumulated during the development stage	(12,606,551)	(12,128,923)

	6,477,838	7,082,540
Treasury stock, 157,220 and 157,220 shares
at cost, respectively	(23,755)	(23,755)

Total stockholders' equity	6,454,083	7,058,785

Total liabilities and stockholders' equity	$9,834,893	9,666,703

The accompanying notes are an integral part of these consolidated financial statements

SUNVESTA, INC.
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Three Months Ended March 31, 2011 and 2010 and Cumulative Amounts
			Cumulative
	2011	2010	Amounts

Revenues, net	$-	-	-
Cost of revenues	-	-	-

Gross profit	-	-	-

Operating expenses:
General and administrative expenses	438,018	145,477	8,917,720
Sales and marketing	5,984	12,627	338,194

	444,002	158,104	9,255,914

Loss from operations	(444,002)	(158,104)	(9,255,914)

Other income (expense):
Loss on disposal of assets	-	-	(3,258)
Loss on sale of investments	-	-	(1,137,158)
Miscellaneous income	-	-	79,534
Interest income	-	-	66,881
Interest expense	(33,626)	(10,011)	(549,878)
Loss on extinguishment of debt	-	(258,882)	(1,806,758)

	(33,626)	(268,893)	(3,350,637)

Loss before provision for income taxes	(477,628)	(426,997)	(12,606,551)

Provision for income taxes	-	-	-

Net loss	$(477,628)	(426,997)	(12,606,551)

Comprehensive loss:
Foreign currency translation net of taxes
of $(44,000), $33,000, and $(65,000)	(83,074)	60,757	(121,526)
Comprehensive loss	$(560,702)	(366,240)	(12,728,077)
Loss per common share -
basic and diluted	$(0.01)	(0.01)
Weighted average common shares -
basic and diluted	54,092,186	44,348,699

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2011 and 2010 and Cumulative Amounts

			Cumulative
	2011	2010	Amounts
Cash flows from operating activities:
Net loss	$(477,628)	(426,997)	(12,606,551)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	689	-	273,434
Debt issuance costs	19,383	-	27,082
Stock compensation expense	-	-	107,269
Related party accrued interest	(7,925)	516	292,676
Accrued interest	18,061	5,877	58,499
Loss on securities acquired as a deposit
on stock	-	-	1,008,324
Loss on disposal of assets	-	-	3,258
Loss on extinguishment of debt	-	258,882	1,806,758
(Increase) decrease in:
Other assets	7,616	(18,755)	(2,634)
Increase (decrease) in:
Accounts payable	139,030	50,408	1,589,266
Accrued expenses	6,807	(29,277)	51,322
Related party payables	21,161	-	104,161
Net cash used in operating activities	(272,806)	(159,346)	(7,287,136)

Cash flows from investing activities:
Proceeds from securities available-for-sale	-	-	1,740,381
Payment for debt issuance costs	-	-	(21,670)
Purchase of property and equipment	(129,804)	(1,592)	(9,935,290)
Deposits	-	46	-
Net cash used in investing activities	(129,804)	(1,546)	(8,216,579)

Cash flows from financing activities:
Net proceeds from deposit on stock	-	-	3,664,417
Proceeds from stock issuance	-	-	300,000
Proceeds from related party advances, net	135,957	84,603	11,031,089
Increase in note payable	-	-	700,000
Decrease in note payable	-	-	(163,664)
Proceeds from bond issuance	397,656	-	662,929
Purchase of treasury stock	-	(11,554)	(23,755)

Net cash provided by financing activities	533,613	73,049	16,171,016

Effect of exchange rate changes	(64,929)	30,172	(557,764)

Net increase (decrease) in cash	66,074	(57,671)	109,537

Cash, beginning of period	44,018	73,945	555

Cash, end of period	$110,092	16,274	110,092

The accompanying notes are an integral part of these financial statements.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

On August 27, 2007, SunVesta, Inc. (SunVesta) acquired SunVesta Holding AG (SunVesta AG) (collectively the Company).  SunVesta AG has three wholly-owned subsidiaries: Sunvesta Projects and Management AG, a Swiss Company; Rich Land Investments Limitada, a Costa Rican Company (Rich Land); and Sunvesta Costa Rica Limitada, a Costa Rican Company.

In January 2005 (date of inception of development stage), the Company changed its business focus to the development of private equity financial products, whose funds will be invested primarily in the hospitality and related industry.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with the instructions in Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-K, for the year ended December 31, 2010, filed with the Securities and Exchange Commission.  These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements.  The interim results of operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2011.

Additional Footnotes Included By Reference

Except as indicated in the notes below, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission.  Therefore, those footnotes are included herein by reference.

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

The Company currently has plans for a hotel in the Papagayo Gulf Tourism Project area of Costa Rica for which an estimated $24 million is believed necessary to continue development.  The timing and amount of capital requirements will depend on a number of factors, including demand for products and services, and the availability of opportunities for international expansion through affiliations and other business relationships.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

Note 3 – Note Payable

The Company’s note payable consists of a note payable to Brues Construciones S.A. (Brues), a construction contractor.  The note is repayable in Euros and is collateralized by 10% of the common shares in Rich Land and bears interest at 6%. The note payable balance sheet amounts of $594,356 and $551,155 for March 31, 2011 and December 31, 2010 include related accrued interest of approximately $70,000 and $59,000, respectively. As of June 23, 2011 the amount due was paid in full (approximately $507,000) and the common shares in Rich Land were returned to the Company.

Note 4 – Related Party Payables

Related party payables consist of unsecured due on demand amounts as follows:

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)

Related party lease payable (see Note 9)	$95,709	83,000

Advance from A. Oehler, a shareholder of the Company. The advance bears interest at 3%. The repayment terms of the advance are currently in default.	32,556	31,887
Advances from Zypam Ltd., a shareholder of the Company. The advances bear interest at 3% and have no specific repayment terms. Secured in part by a pledge of over 30% of the common shares in Rich Land.	841,635	685,621
	969,900	800,508
Accrued interest on advances	3,039	10,738

	$972,939	811,246

The agreement with Zypam Ltd. contains a subordination clause wherein all other Company creditors are entitled to a priority security interest over the Company’s assets.

Note 5 – Long-term Debt

During 2010, the Company initiated a bond offering in Germany and Belgium to raise up to €25,000,000 (approximately $35,000,000). As of March 31, 2011, bonds totaling approximately $680,000 had been issued (see Note 10). The bonds bear interest at a rate of 8.25% per annum and are unsecured. Regardless of the issuance date, accrued interest on all bonds outstanding is due on November 30 of each year and the bonds mature November 30, 2013.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

Note 6 – Construction Related Agreement

The Company executed an agreement with Brues, a construction contractor based in Madrid, Spain.  Terms of the agreement stated that Brues and the Company will negotiate in good faith but on a non-binding basis the appointment of Brues as general contractor for constructing a hotel on the land lot in the Papagayo Gulf Tourism Project area of Costa Rica.

On May 4, 2010, the Company reached an agreement with Brues to repurchase shares of Rich Land by June 30, 2010 for €371,425 or approximately $524,000, plus interest accrued at 6% per annum since January 1, 2009, with the understanding that the Company will then be free to negotiate a construction contract with another entity. The Company and Brues verbally agreed to extend the agreement. As of June 23, 2011, the amount due was settled (see Note 3).

Note 7 – Supplemental Cash Flow Information

Actual cash paid for interest and income taxes for the three months ended March 31, 2011 and 2010, was approximately as follows:

	2011	2010

Interest	$12,500	-
Income taxes	$-	-

Note 8 – Litigation

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

In 2010, WATG engaged a debt collector for the remaining amount of approximately $255,000 plus accrued interest and legal fees. The Company returned to settlement negotiations and agreed to settle the outstanding amount, without interest or legal fees, in equal installments due on April 30, May 31, June 30, and July 31, 2010. This agreement was then extended to August 31, 2010. As of March 31, 2011, the Company has paid approximately $195,000, leaving a remaining balance due of approximately $60,000 as of that date. As of May 26, 2011, the Company finalized the settlement and paid the remaining balance due.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

Note 9 – Commitments

On August 31, 2009, the Company entered into an agreement with WingField Corporation, Inc. (WingField) of St. Paul, Minnesota, for WingField to function as the Company’s master developer for its Papagayo Gulf real estate development project. According to terms of the agreement, development costs are estimated to be in excess of $11,000,000.

On March 22, 2010, the Company entered into a non-binding agreement with DIA, S.A. (DIA) of San Jose, Costa Rica to acquire property, including its related development and water rights, for $12,500,000. This property is contiguous to the property already owned by the Company in Costa Rica. DIA is currently in the process of transferring the land and related rights into a new company, called Altos del Risco S.A. (Altos del Risco). Rich Land has acquired by contract 100 % of the share capital of Altos del Risco. The payment for the Altos del Risco shares will be made within 30 days after the final official transfer and registration of Altos del Risco. The Company has paid $2,500,000 to DIA since the balance sheet date and $189,000 to the Costa Rican government to transfer water and development rights (see Note 10).

On March 8, 2011, the Company’s wholly owned subsidiary Rich Land entered into a Management Agreement with Operadora Costa Risol S.A. (Costa Risol) and a Technical Advisory Service Agreement with Sol Meliá, S.A. to assist the Company in developing its property in Costa Rica. The Company anticipates that construction will commence in the first quarter of 2012 and will be completed on or before December 31, 2013. Should the Company fail to complete construction by January 31, 2014, or fail to secure the requisite governmental permits within three months of completing construction, the Company will be required to pay Costa Risol damages of $5,000,000.

The Company’s chief executive officer is also a shareholder, the president, and a director of a company from which the Company leases office space on a month to month basis for 6,500 CHF (approximately $7,000). The Company’s verbal commitment is to lease this space through December 2013. Lease expense for this office space for the three months ended March 31, 2011 and 2010 was approximately $21,000 and $21,000, respectively. The Company owed unpaid lease payments of approximately $96,000 and $83,000 as of March 31, 2011 and December 31, 2010, respectively.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

Note 10 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued. Other than the events noted below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Between April 1, 2011 and the date the financial statements were issued, the Company’s wholly owned subsidiary SunVesta Holding AG issued bonds totaling approximately $9,100,000 (see Note 5).

On April 21, 2011, the Company borrowed 400,000 CHF (approximately $432,000), from a stockholder of the Company; and paid the amount in full during June 2011.

On May 26, 2011, the Company paid the remaining balance in final settlement of amounts due to WATG (see Note 8).

On June 23, 2011, the Company paid the remaining balance in final settlement of amounts due to Brues (see Notes 3 and 6).

Since March 31, 2011, the Company paid $2,500,000 to DIA and $189,000 to the Costa Rican government to transfer water and development rights (see Note 9). On November 18, 2011, the Company agreed to pay an additional $6,000,000 by November 30, 2011 and to deliver a bank letter of credit for $4,000,000 by December 15, 2011. The November agreement states that the $2,500,000 paid thus far represents a 20% ownership interest in Altos del Risco.

During 2011, the Company has entered into a line of credit agreement with Aires International Investment, Inc. allowing it to borrow up to 6,000,000 CHF (approximately $6,500,000) by February 29, 2012. The line of credit bears interest at 7.25% and is secured by 10% of the stock of Rich Land. Interest payments are due September 30 of each year with the line of credit maturing on September 30, 2015. Prior to maturity, if the maximum limit has been borrowed, the issuer of the line of credit may convert the balance of the line of credit into a 10% ownership interest in Rich Land. The Company has borrowed approximately $2,000,000 from this line of credit since the balance sheet date.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

Note 11 – Recent Accounting Pronouncements

In January 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-01 (ASU 2011-01) Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings.  The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated.  Currently, the guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.  The Company does not expect the provisions of ASU 2011-01 to have a material effect on its financial position, results of operations or cash flows.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements, or “ASU 2009-13.” ASU 2009-13 establishes the accounting and reporting guidance for arrangements that include multiple revenue-generating activities, and provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments in ASU 2009-13 also establish a hierarchy for determining the selling price of a deliverable. Enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms of the arrangement, significant deliverables, and the vendor’s performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, or January 1, 2011 for us. The adoption of ASU 2009-13 did not have a material impact on the Company’s financial position or results of operations.

In July 2010, the FASB issued ASU No. 2010-20 “Disclosures about the credit quality of financing receivables and the allowance for credit losses”, which requires expanded disclosures about the credit quality of an entity’s financing receivables and its allowance for credit loss on a disaggregated basis. This ASU is effective for annual reporting periods ending on or after December 15, 2011. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB Accounting Standards Codification (“ASC”) Topic 718 was amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies for equity classification. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this guidance will not have a material impact on the Company’s financial position and results of operations.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes hereto included in this report. All information presented herein is based on our three month period ended March 31, 2011. Our fiscal year end is December 31.

Discussion and Analysis

Business Overview

SunVesta is in the process of developing high-end luxury hotels and resorts in emerging tourist destinations. We are initially concentrating on offering luxury hotel products located in attractive, top-class coastal vacation destinations in countries such as Costa Rica, Vietnam, and Turkey that are fast emerging as popular tourist destinations. Our initial real estate development, to be constructed on 20.5 hectares of prime land located in Guanacaste Province, Costa Rica is the Paradisus Papagayo Bay, a five star luxury hotel scheduled to open in November 2013.

We have entered into a management agreement, through our wholly owned subsidiary Rich Land Investments, Limitada (“Rich Land”) with Operadora Costa Risol S.A. (“Costa Risol”) and a technical advisory service agreement through Richland with Sol Meliá, S.A. (“Sol Meliá”) to assist us in the planning, design, construction, furnishing and management of the Paradisus Papagayo Bay. “Paradisus” is Sol Meliá’s five star all-inclusive luxury hotel brand represented in the Dominican Republic and Mexico.

Paradisus Papagayo Bay’s initial specifications are to be as follows:

  Eco-luxury all-inclusive resort;
  381-keys;
  Direct beach access;
  Five restaurants and five bars;
  Yhi Spa and Health Club;
  Paradisus’ adults-only “Royal Service” level of accommodations;
  Paradisus’ “Family Concierge” program; and
  19,000 square feet of meeting facilities with the business traveler in mind.

Our Paradisus Papagayo Bay development is intended to replace Paradisus Resorts’ former Paradisus Playa Conchal in Guanacaste, Costa Rica operated by Sol Meliá until April 30, 2011. Our project is part of the brand’s master expansion plan, which includes the opening of two resorts in Playa del Carmen, Mexico in November of 2011. Sol Meliá aims to solidify Paradisus Resorts as a leader in the luxury all-inclusive market segment with the new properties in Playa del Carman and our own Paradisus Papagayo Bay project. WingField Corporation Inc. (“WingField”) will remain as a development consultant of the Paradisus Papagayo Bay while SunVesta Costa Rica Limitada will be the master developer for the new Paradisus Papagayo Bay.

Our business plan will require a minimum of $24,000,000 in new funding over the next twelve months for the development of the Paradisus Papagayo Bay and an additional $60,000,000 to $80,000,000 in funding by the time the development is completed.

SunVesta Holding AG (“SunVesta AG”), our wholly owned subsidiary, has obtained permission from CSSF (Luxemburg Financial Markets Authorities) to issue fixed-income bonds in the aggregate amount of €25,000,000 (approximately $35,000,000) to fund the initial development of the luxury hotel. The bonds are unsecured, have a 3-year term, bear interest at 8.25% per annum with interest due paid on November 30, of each year over the term regardless of issue date.  The bonds mature on November 30, 2013. SunVesta AG had raised $680,000 as of March 31, 2011 for a total of $9,100,000 as of the date of this quarterly report and expects to realize between $17,000,000 to $21,000,000 from the offering.

We have further entered into a line of credit agreement with Aires International Investment, Inc. (“Aires”) that permits us to borrow up to 6,000,000 CHF (approximately $6,500,000) until February 29, 2012. The line of credit bears interest at 7.25% and is secured by 10% of the stock of Rich Land. Interest payments are due on September 30 of each year with the line of credit maturing on September 30, 2015. Prior to maturity, if the maximum limit has been borrowed, Aries maintains an option to convert the balance of the line of credit into a 10% ownership interest in Rich Land. We borrowed $2,000,000 against this line of credit subsequent to March 31, 2011.

The remaining amounts required to develop the Paradisus Papagayo Bay to completion is anticipated to be in the form of a traditional construction loan.

Timeline

Our expected timeline for developing the Paradisus Papagayo Bay is as follows:

•         Complete revisions of architectural plans which will incorporate Sol Meliá requirements in the fourth quarter of 2011;

•         Receive traditional construction loan in the first quarter of 2012;

•         Receive final building permits in first quarter of 2012;

•         Begin construction in the first quarter of 2012; and

•         Complete construction work in the fourth quarter of 2013.

Results of Operations

During the three month period ended March 31, 2011, our operations were focused on (i) entering into agreements with Costa Risol and Sol Meliá to assist us in the planning, design, construction, furnishing and management of the Paradisus Papagayo Bay; (ii) revision of architectural plans to incorporate Sol Meliá requirements for the development; (iii) arranging a line of credit with Aires; (iv) pursuing SunVesta AG’s bond offering in Europe; (v) satisfying continuous public disclosure requirements.

SunVesta has been funded since inception from equity placements and by shareholders or partners in the form of loans. All of the capital raised to date has been allocated to the development of our property in Costa Rican as a five star destination resort including the purchase of the land and general and administrative costs.

Comprehensive Losses

For the period from the date of inception of development stage on January 1, 2005, until March 31, 2011, SunVesta has incurred comprehensive losses of $12,728,077. Comprehensive loss for the three months ended March 31, 2011 was $560,702 as compared to $366,240 for the three months ended March 31, 2010. The increase in comprehensive losses over the comparative periods can primarily be attributed to increases in general and administrative expenses due to costs associated with SunVesta AG’s bond offering and interest expenses on outstanding debt combined with a loss on foreign currency translation between Euro’s and Swiss Francs. We did not generate revenue during this period and expect to continue to incur losses through the year ended December 31, 2011.

Income Tax Expense (Benefit)

SunVesta has a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset future operating profits.

Impact of Inflation

SunVesta believes that inflation has had a negligible effect on its operations over the past three years.

Capital Expenditures

SunVesta expended a significant amount on capital expenditures for the period from January 1, 2005 to March 31, 2011, in connection with the purchase of land that includes a hotel concession in Costa Rica.

Liquidity and Capital Resources

SunVesta has been in the development stage since inception and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

As of March 31, 2011, we had a working capital deficit of $2,581,479. We had current assets of $111,897 and total assets of $9,834,893. Our current assets consisted of $110,092 in cash and $1,805 in other assets. Our total assets consisted of current assets, property and equipment of $9,451,091 and net debt issuance costs of $271,905. We had current liabilities of $2,693,376 and total liabilities of $3,380,810. Our current liabilities consisted of $1,053,450 in accounts payable, $72,631 in accrued expenses, $594,356 in a note payable and $972,939 in related party payables. Our total liabilities consisted of current liabilities and long term debt of $687,434. Total stockholders’ equity in SunVesta was $6,454,083 at March 31, 2011.

Cash flow used in operating activities was $7,287,136 for the period from January 1, 2005, to March 31, 2011. Cash flow used in operating activities for the three months ended March 31, 2011, was $272,806 as compared to $159,346 for the three months ended March 31, 2010. The change in cash flow used in operating activities over the comparative periods can be attributed to increases in net losses, debt issuance costs, accrued interest, accounts payable and related party payables in the current period offset by a decrease in related party accrued interest in the current period. We expect to continue to use cash flow in operating activities in future periods during the development of the Paradisus Papagayo Bay.

Cash flows used in investing activities was $8,216,579 for the period from January 1, 2005 to March 31, 2011. Cash flows used in investing activities for the three month period ended March 31, 2011, was $129,804 as compared to $1,546 for the three month period ended March 31, 2010. Cash flows used in investing activities in the current period can be attributed to the purchase of property and equipment. We expect to continue to use cash flows in investing activities in future periods during the development of the Paradisus Papagayo Bay.

Cash flow provided by financing activities was $16,171,016 for the period from January 1, 2005 to March 31, 2011. Cash flow provided by financing activities for the three month period ended March 31, 2011, was $533,613 as compared to $73,049 for the three month period ended March 31, 2010. Cash flow provided by financing activities in the current period can be attributed to related party payables and from proceeds from SunVesta AG’s bond issuance. We expect to realize cash flow provided by financing activities in future periods from our bond offering and the credit line with Aires.

Subsequent to period end, on April 21, 2011, we borrowed 400,000 CHF (approximately $432,000), from one of our stockholders which was unsecured and due on demand. The loan was repaid in full in June of 2011.

Our current assets are insufficient to conduct operations over the next twelve months so we continue to seek at least $24,000,000 in debt or equity financing to fund the development of our business. SunVesta AG has raised $9,100,000 through its bond offering in addition to securing a credit line of up to $6,500,000 and expects to procure up to an additional $11,000,000 from the bond offering though no reliance should be placed on this expectation. We will also have to secure a traditional construction loan for between $60,000,000 and $80,000,000 to complete the development and have no commitment to this end.  Despite these efforts, no assurances can be given that sufficient funding will be available to us. Our shareholders will continue to be another likely source of funding in the form of loans or equity placements though none have made any commitment for future investment and we have no agreement formal or otherwise to procure funding in this manner. Our inability to obtain sufficient funding to complete the development of the Paradisus Papagayo Bay will have a material adverse affect on our business plan.

We do not intend to pay cash dividends in the foreseeable future.

We had no lines of credit or other bank financing arrangements as of March 31, 2010, though we borrowed $2,000,000 against the Aires line of credit subsequent to the period.

We had no commitments for future capital expenditures that were material at March 31, 2011, except certain significant commitments to DIA, S.A in connection with the purchase of property made part of the development and certain commitments to the Costa Rican government for water and development rights.

We have no defined benefit plan or contractual commitment with our sole officer and director.

We have no current plans for significant purchases or sales of plant or equipment, except in connection with the planned construction of the Paradisus Papagayo Bay.

We have no current plans to make any changes in the number of our employees.

Future Financings

We will continue to rely on debt or equity sales of our shares of common stock to fund our business operations. Unfortunately, there is no assurance that we will be able to secure the financing requisite to fund our business.

Off-Balance Sheet Arrangements

As of March 31, 2011, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Going Concern

Our auditors in their audit report for the period ended December 31, 2010, included with our Form 10-K, note a substantial doubt as to our ability to continue as a going concern as a result of accumulated losses since inception and a failure to establish profitable operations. Our ability to continue as a going concern requires that we either realize net income from operations or obtain funding from outside sources. Since our business plan does not anticipate revenue within the next twelve months, management’s plan to ensure our ability to continue as a going concern includes: (i) private placements of debt or equity, including the current bond issuance and credit line; (ii) obtaining a construction loan; (iii) obtaining shareholder loans; and (iv) converting existing debt to equity. Although management believes that we will be able to continue as a going concern there can be no assurances that the anticipated means for maintaining this objective will prove successful.

Critical Accounting Policies

In Note 2 to the audited financial statements for the years ended December 31, 2010 and 2009 filed on Form 10-K we discuss those accounting policies that are considered to be significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this current report, with the exception of historical facts, are forward-looking statements. We are ineligible to rely on the safe-harbor provision of the Private Litigation Reform Act of 1995 for forward-looking statements made in this current report. Forward-looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

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

Recent Accounting Pronouncements

Please see Note 11 to the accompanying consolidated financial statements for recent accounting pronouncements.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by SunVesta’s management, with the participation of the chief executive officer and chief financial officer, of the effectiveness of SunVesta’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, SunVesta’s management concluded, as of the end of the period covered by this report, that SunVesta’s disclosure controls and procedures were ineffective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and such information was not accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the period ended March 31, 2011, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.       RISK FACTORS

SunVesta’s operations and securities are subject to a number of risks. Below we have identified and discussed the material risks that we are likely to face. Should any of the following risks occur, they will adversely affect our operations, business, financial condition and/or operating results as well as the future trading price and/or the value of our securities.

Risks Related to SunVesta’s Business

SunVesta has a history of uncertainty about continuing as a going concern.

SunVesta’s audits for the periods ended December 31, 2010 and 2009 expressed substantial doubt as to its ability to continue as a going concern due to recurring losses from operations. Unless SunVesta is able to overcome its dependence on successive financings its ability to continue as a going concern will be in jeopardy.

SunVesta’s limited operating history; anticipated losses; uncertainly of future results.

We have no operating history upon which an evaluation of our business prospects can be based. Rather, our stand alone prospects must be evaluated with a view to the risks encountered by a company in an early stage of development despite our contractual relationship with Sol Meliá, a seasoned and successful participant in the hospitality industry. We are incurring costs to develop our luxury real estate and hospitality business but can offer no assurance that SunVesta will ultimately be profitable. To the extent that such costs are not subsequently followed by commensurate revenues, our results of operations and financial condition will be materially adversely affected.

SunVesta has a historical record of losses which may continue.

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

We are dependent on key personnel.

Our performance and operating results are substantially dependent on the continued service and performance of our managers, officer, and sole director. We intend to hire additional management personnel as we move forward with our business model. Competition for such personnel is intense, and there can be no assurance that we will be able to retain our key management employees, or that we will be able to attract or retain highly qualified technical personnel in the future. The loss of the services of any of our key employees or the inability to attract and retain the necessary management personnel could have a material adverse effect upon SunVesta’s business.

The results of our operations depend on the efforts of third parties.

Almost all of our operations depend on the efforts of third parties including Sol Meliá, Costa Risol and WingField. Despite being leaders in their respective fields, our dependence on third parties to initiate, determine and conduct operations could impede SunVesta’s prospects for success.

Developing and operating luxury hotels like the Paradisus Papagayo Bay are inherently risky.

We will be exposed to potential setbacks during the development of the Paradisus Papagayo Bay. Luxury hotels require a lengthy development period, necessitate complicated space planning and design, are highly capital intensive and face high market expectations in terms of the physical product offering. Setbacks to any of these factors could negatively affect costs and influence future investment returns. Additionally, a new set of risks will arise following completion of the hotel. At that time volatility of our net operating income will be our greatest risk. Fluctuations in the operating performance of the hotel could negatively impact the net operating income available to us. This would affect our ability to service the hotel mortgage/senior debt and could potentially force us into liquidation. The agreements for the development and operation of the Paradisus Papagayo Bay provide us with certain financial assurances and guarantees. However, the development and/or operation of the project could ultimately be unsuccessful, which failure would materially adversely affect our financial condition, operating results, and cash flows.

Our approach to fractional ownership of luxury real estate includes unproven concepts.

While the Paradisus Papagayo Bay anticipates only a small portion of fractional ownership elements in its business model, we intend to aggressively pursue our fractional ownership business model in the future. Although fractional ownership of luxury real estate is not new to the hospitality industry, our business plan combines proven concepts of fractional ownership with unproven concepts that are yet to be offered. As a result, we do not know with any certainty whether our future services and/or products will be accepted within the hospitality marketplace. If our future services and/or products prove to be unsuccessful, such failure could materially adversely affect our financial condition, operating results, and cash flows.

Risks Related to SunVesta’s Stock

The market for SunVesta’s common stock is limited.

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

The market price for our common stock is volatile and can fluctuate widely in response to various factors, many of which are beyond SunVesta’s control, including the following:

•         the acceptance of services offered by us or our competitors;

•         additions or departures of key personnel;

•         SunVesta’s ability to execute its business plan;

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.          (REMOVED AND RESERVED)

Removed and reserved.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 25 of this Form 10‑Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SunVesta, Inc.                                                                         Date

/s/ Josef Mettler                                                                       November 29, 2011

Josef Mettler

Chief Executive Officer, Chief Financial Officer

Principal Accounting Officer and Director

INDEX TO EXHIBITS

Exhibit             Description

3.1.1*              Articles of Incorporation (incorporated by reference from the Form 10-SB filed with the Commission on December 31, 1999).

3.1.2*              Amended Articles of Incorporation (incorporated by reference from the Form 10-KSB filed with the Commission on April 9, 2003).

3.1.3*              Amended Articles of Incorporation (incorporated by reference from the Form 10-QSB filed with the Commission on November 17, 2003).

3.1.4*              Amended Articles of Incorporation (incorporated by reference from the Form 8-K filed with the Commission on September 27, 2007).

3.2.1*              Bylaws (incorporated by reference from the Form 10-SB filed with the Commission on December 31, 1999).

3.2.2*              Amended Bylaws (incorporated by reference from the Form 10-QSB filed with the Commission on November 17, 2003).

10.1*               Securities Exchange Agreement and Plan of Exchange dated June 18, 2007 between SunVesta and SunVesta AG (formerly ZAG Holdings AG) (incorporated by reference from the Form 8-K filed with the Commission on June 21, 2007).

10.2*               Purchase and Sale Agreement between ZAG Holding AG and Trust Rich Land Investments, Mauricio Rivera Lang dated May 1, 2006 for the acquisition of Rich Land Investments Limitada.

10.3*               Debt Settlement Agreement dated September 29, 2008 with Zypam Ltd. (incorporated by reference from the Form 10-Q filed with the Commission on November 13, 2008).

10.4*               Debt Settlement Agreement dated April 21, 2009 between SunVesta and Zypam, Ltd. (incorporated by reference from the Form 8-K filed with the Commission on April 30, 2009).

10.5*               Debt Settlement Agreement dated March 1, 2010 between SunVesta and Zypam, Ltd. (incorporated by reference from the Form 8-K filed with the Commission on March 10, 2010).

10.6*               Debt Settlement Agreement dated March 1, 2010 between SunVesta and Hans Rigendinger (incorporated by reference from the Form 8-K filed with the Commission on March 10, 2010).

14*                  Code of Ethics adopted March 1, 2004 (incorporated by reference from the 10-KSB filed with the Commission on April 14, 2004).

21*                  Subsidiaries of SunVesta (incorporated by reference from the 10-K filed with the Commission on May 12, 2010).

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

            *          Incorporated by reference to previous filings of SunVesta.