Form 10-Q
period 2011-06-30
SUNVESTA, INC.
filed 2012-12-18
CIK 1060409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.

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

Act). Yes ☐  No ☑

Indicate  the  number  of  shares  outstanding  of  each  of  the  issuer’s  classes  of  common  stock,  as  of  the  latest practicable  date.  The  number  of  shares  outstanding  of  the  issuer’s  common  stock,  $0.01  par  value  (the  only class of voting stock), at December 17, 2012, was 54,092,186.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Consolidated Balance Sheets as of June 30, 2011 (Unaudited)  and December 31,

4

2010

Unaudited  Consolidated Statements of Operations and Comprehensive Loss for the

5

three and six months ended June  30, 2011 and June 30, 2010 and cumulative amounts

Unaudited  Consolidated Statements of Cash Flows for the six months ended June

6

30, 2011 and June 30, 2010 and cumulative amounts

Notes to Unaudited  Consolidated Financial Statements

7

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of

20

Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

27

Item 4.

Controls and Procedures

27

PART II-OTHER INFORMATION

Item 1.

Legal Proceedings

28

Item 1A.

Risk Factors

28

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

28

Item 3.

Defaults Upon Senior Securities

28

Item 4.

(Removed and Reserved)

28

Item 5.

Other Information

28

Item 6.

Exhibits

28

Signatures

29

Index to Exhibits

30

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

SUNVESTA, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

June 30 2011

December 31 2010

Assets

(Unaudited)

Current assets

Cash and cash equivalents

$

180,871

44,018

Other assets

16,468

9,421

Receivables from related parties

427,018

-

Total current assets

624,357

53,439

Non-current assets

Property and equipment - net

9,901,000

9,321,976

Debt issuance cost - net

672,032

291,288

Down payments for property & equipment

689,000

-

Others

50,914

-

Total non-current assets

11,312,946

9,613,264

Total assets

$

11,937,303

9,666,703

Liabilities and stockholders' equity

Current liabilities

Accounts payable

$

735,260

914,420

Accrued expenses

683,409

65,824

Notes payable to third parties

-

551,155

Notes payable to related parties

39,409

811,246

Total current liabilities

1,458,078

2,342,645

Non-current liabilities

EUR-Bond

6,313,479

265,273

Pension liabilities

44,474

-

Total non-current liabilities

6,357,953

265,273

Total liabilities

$

7,816,031

2,607,918

Stockholders' equity

Preferred stock, $0.01 par value;

50,000,000 share authorized

no shares issued and outstanding

-

-

Common stock,$ 0.01 par value;

200,000,000 share authorized;

54,092,186 shares issued and outstanding

540,922

540,922

Additional paid-in capital

18,728,391

18,728,391

Accumulated other comprehensive income (loss)

169,748

(59,452)

Retained earnings prior to development stage

1,602

1,602

Deficit accumulated during the development stage

(15,295,636)

(12,128,923)

Treasury stock, 157,220 and 157,220 shares

(23,755)

(23,755)

Total stockholders' equity

4,121,272

7,058,785

Total liabilities and stockholders' equity

$

11,937,303

9,666,703

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Three Months Ended

Six Months Ended

Cumulative*

June 30,

June 30

Amounts

2011

2010

2011

2010

(Unaudited)     (Unaudited)     (Unaudited)    (Unaudited)

(Unaudited)

Revenues

Revenues, net

$

-

-

-

-

-

Cost of revenues

-

-

-

-

-

Gross profit

-

-

-

-

-

Operating expenses

General and administrative expenses

1,923,282

252,383

2,361,300

397,860

10,841,002

Marketing

111,470

628

117,454

13,255

449,664

Total operating expenses

2,034,752

253,011

2,478,754

411,115

11,290,666

Loss from operations

(2,034,752)

(253,011)     (2,478,754)

(411,115)      (11,290,666)

Other income / - expenses

Loss on disposals of assets

-

-

-

-

(3,258)

Loss on sale of investments

-

-

-

-

(1,137,158)

Loss on extinguishment of debt

-

-

-

(258,882)

(1,806,758)

Interest income

-

-

-

-

66,881

Interest expense

(268,690)

(9,308)

(302,316)

(19,319)

(818,568)

Amortization of debt issuance cost

and commissions

(120,572)

-

(120,572)

-

(120,572)

Exchange differences

(265,071)

-

(265,071)

-

(265,071)

Other income / - expenses

-

-

-

-

79,534

Total other income / - expenses

(654,333)

(9,308)

(687,959)

(278,201)

(4,004,970)

Loss before income taxes

(2,689,085)

(262,319)     (3,166,713)

(689,316)      (15,295,636)

Income taxes

-

-

-

-

-

Net loss

$      (2,689,085)

(262,319)     (3,166,713)

(689,316)      (15,295,636)

Comprehensive loss:

Foreign currency translation net of

taxes

312,274

10,891

229,200

71,648

190,748

Comprehensive loss

$      (2,376,811)

(251,428)     (2,937,513)

(617,668)      (15,104,888)

Loss per common share

Basic and diluted

$

(0.05)

(0.00)

(0.06)

(0.01)

Weighted average common shares

Basic and diluted

54,092,186

54,092,186      54,092,186      54,092,186

*Cumulative amounts: From January 1, 2005 (inception date) to June 30, 2011

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

January 1 to

January 1 to

Cumulative*

June 30, 2011

June 30, 2010

Amounts

(Unaudited)

(Unaudited)

(Unaudited)

Cash flows from operating activities

Net loss

$

(3,166,713)

(689,316)

(15,295,636)

Adjustments to reconcile net loss to net cash

Depreciation and amortization

16,749

266

289,494

Amortization of debt issuance cost and

commissions

120,572

-

128,271

Unrealized exchange differences

265,071

-

265,071

Stock compensation expense

-

-

107,269

Loss on securities acquired as deposit on stock

-

-

1,008,324

Loss on disposal of assets

-

-

3,258

Loss on extinguishment of debt

-

258,882

1,806,758

Increase in pension fund commitments

44,474

-

44,474

- Increase / decrease in:

Other current assets

(7,047)

(12,046)

(17,297)

Accounts payable

(178,361)

71,735

1,271,875

Accrued expenses

617,585

60,043

1,003,139

Net cash used in operating activities

(2,287,670)

(310,436)

(9,385,000)

Cash flows from investing activities

Proceeds from securities available-for-sale

-

-

1,740,381

Increase in receivables from related parties

(427,018)

-

(427,018)

Purchase of property and equipment

(592,018)

(6,918)

(10,397,504)

Down payments on purchase of investment

(689,000)

-

(689,000)

Other non-current assets

(50,914)

1,863

(50,914)

Net cash used in investing activities

(1,758,950)

(5,055)

(9,824,055)

Cash flows from financing activities

Net proceeds from deposit on stock

-

-

3,664,417

Proceeds from stock issuance

-

-

300,000

Proceeds from notes payable related parties, net

(771,837)

207,470

10,206,295

Advances from third parties

-

-

700,000

Decrease in note payable

(551,155)

-

(714,819)

Proceeds from bond issuance, net of commission

6,053,640

-

6,318,913

Payment for debt issuance costs

(499,747)

-

(521,417)

Purchase of treasury stock

-

(11,555)

(23,755)

Net cash provided by financing activities

4,230,901

195,915

19,929,634

Effect of exchange rate changes

(47,428)

49,560

(540,263)

Net increase / - decrease in cash

136,853

(70,016)

180,316

Cash, beginning of period

44,018

73,945

555

Cash, end of period

$

180,871

3,929

180,871

Additional information

Interest paid

84,000

-

NA

Income taxes paid

-

-

NA

* Cumulative amounts: From  January 1, 2005 (inception date) to June 30, 2011

The accompanying notes are an integral part of these financial statements.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

1.

CORPORATE INFORMATION

On August 27, 2007, SunVesta, Inc. (SunVesta) acquired SunVesta Holding AG (SunVesta AG)

(collectively the Company).  SunVesta AG has three wholly-owned subsidiaries: SunVesta

Projects and Management AG, a Swiss Company; Rich Land Investments Limitada, a Costa

Rican company (Rich Land); and SunVesta Costa Rica Limitada, a Costa Rican company.

In January 2005 (date of inception of development stage), the Company changed its business focus to the development of private equity financial products, whose funds will be invested primarily in the hospitality and related industry. The Company has not materialized any revenues yet and is therefore a “development stage company”.

These consolidated financial statements are prepared in US Dollars ($) on the basis of generally accepted accounting principles in the United States of America (US GAAP).

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

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

2.

SIGNIFICANT ACCOUNTING POLICIES

Interest capitalization

Interest expense is capitalized on the carrying value of the construction in progress during the construction period, in accordance with ASC 835-20 ("capitalization and interest"). With respect to the construction in progress the Company capitalized $17,000 and $0 of interest expense during the six months period ended June 30, 2011 and June 30, 2010.

EUR bonds

Non-current liabilities comprise of bonds payable in EUR (€), which bear fixed interest rates. The

EUR bonds are carried at nominal value.

Issuance costs and placement provisions are capitalized and amortized over the term of the bond,

based on the “effective interest method”.

The amortization expense is reflected in amortization of debt issuance cost.

Pension Plan

The Company maintains a pension plan covering all employees in Switzerland; it is considered a defined benefit plan and accounted in accordance with ASC 715 ("compensation - retirement benefits"). This model allocates pension costs over the service period of employees in the plan.

The underlying principle is that employees render services rateably over this period, and therefore, the income statement effects of pensions should follow a similar pattern.  ASC 715 requires recognition of the funded status, or difference between the fair value of plan assets and the projected benefit obligations of the pension plan on the balance sheet, with a corresponding adjustment to accumulate other comprehensive income. If the projected benefit obligation exceeds the fair value of plan assets, then that difference or unfunded status represents the pension liability.

The Company records a net periodic pension cost in the statement of operations. The liabilities and annual income or expense of the pension plan is determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate and the long-

term rate of asset return (based on the market-related value of assets). The fair values of plan assets are determined based on prevailing market prices.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

2.

SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, receivables from related parties, accounts payable, note payables and bonds. The fair value of these financial instruments approximate their carrying value due to the short maturities of these instruments,

unless otherwise noted.

ASC 820 (Fair Value Measurements) establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3,

defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

New accounting standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards

Update ("ASU") 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve

Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,

which results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between accounting principles generally accepted in the United

States and IFRS. ASU 2011-04 is effective for interim and annual periods beginning after

December 15, 2011. The Company expects the adoption of this standard will have no significant impact on the Company’s consolidated financial statements and related disclosures.

In June 2011, the FASB issued amendments to Topic 220, Comprehensive Income, in this

Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Effective for annual periods beginning after December 15,

2011. The Company expects the adoption of this standard will have no significant impact on its consolidated financial statements and related disclosures.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

3.

GOING CONCERN

The Company is currently working on building a hotel in the Papagayo Gulf Tourism Project area of Guanacaste, Costa Rica.

The project is expected to open in the fourth quarter of 2014. Until the completion of the total project, the following expenditures are estimated to be incurred:

USD $1,000

a.

Gross project cost

195,000

b.

Less: Proceeds from sale of villas

-24,000

c.

Net project cost

171,000

d.

Overhead expenses

21,000

e.

Less: Recuperated in gross project cost

-12,000

f

Total, excluding other potential projects

180,000

Sixty percent (60%) of “Net project cost” is expected to be financed by traditional mortgage loans, for which negotiations have been initiated. The remaining forty percent (40%) of “Net project cost”, as well as “non-recuperated overhead expenses” and the cost of prospective “other projects” are expected to be financed by four of the Company’s principal shareholders or principal lenders to the project, i.e.:

a.

Zypam Ltd., shareholder

b.

Mr. Hans Rigendinger, shareholder and board member

c.

Mr. Max Rössler, majority shareholder of Aires International Investment,

Inc. (also refer to Note 16)

d.

Mr. Josef Mettler, shareholder and Chief Executive Officer

Subsequent to June 30, 2011, they signed a Guaranty Agreement. Refer to Note 16.

Management therefore believes that available funds are sufficient to finance cash flows for the twelve months subsequent to June 30, 2011 and the filing date though future anticipated cash outflows for investing activities will continue to depend on the availability of financing and can be adjusted as necessary.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

4.

PROPERTY & EQUIPMENT

June 30, 2011

December 31, 2010

Unaudited

Land

7,000,000

7,000,000

IT equipment

185,846

185,846

Other equipment and furniture

29,979

29,979

Leasehold improvements

66,617

66,617

Construction in progress

2,901,000

2,311,276

Gross

10,183,442

9,593,718

Less: Accumulated depreciation

(282,442)

(271,742)

Net

9,901,000

9,321,976

5.

CONSTRUCTION IN PROCESS

The Company possesses a concession for a piece of land (~84,000 square meters), i.e. a right to build a hotel and apartments in the “Papagayo Gulf Tourism Project”, Guanacaste, Costa Rica,

which was acquired for $7 million and recorded as land in property and equipment.

The concession is a right to use the property for a specific purpose over a term of 20 years, which term thereafter can be renewed at no further cost, if the Company is up to date with its obligations as stipulated by the Cota Rican government and if no significant change in government policies takes place. The current concession expires in June 2022.

The construction in process amount that was spent as of June 30, 2011 is attributed primarily to architectural work related to the hotel and apartments.

6.

NOTE PAYABLE TO THIRD PARTIES

The Company’s note payable was to Bruesa Construccione S.A. (Bruesa), a Spanish construction contractor.  The note was repayable in Euros and was collateralized by a 10% interest in Rich

Land and bore interest at 6%. The note payable balance sheet amounts of $551,155 for December

31, 2010 included related accrued interest of approximately $59,000. As of June 17, 2011 the amount due was paid in full and Bruesa’s interest in Rich Land was returned to the Company.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

7.

RECEIVABLES FROM AND NOTES PAYABLES TO RELATED PARTIES

Receivables

Payables

June 30,

December 31,

June 30,

December 31

2011

2010

2011

2010

(unaudited)

(unaudited)

01     Adrian Oehler

-

-

39,409

31,887

02     Zypam Ltd

427,018

-

-

685,621

03     Sportiva

-

-

-

83,000

Total excluding

interest

427,018

-

39,409

800,508

Accrued interest

-

-

-

10,738

Total

427,018

-

39,409

811,246

of which non-current

-

-

-

-

Related party

Capacity

Interest

Repayment

Security

Rate

Terms

01    Adrian Oehler

Shareholder

3.00%

None

None

02    Zypam Ltd

Shareholder

None

N/A

None

03    Sportiva

An entity owned by a

3.00%

None

None

Company board member

8.

RELATED PARTY TRANSACTIONS

Debt Settlement Agreements

During the year ending December 31, 2010 the Company concluded certain debt settlement agreements. The issuances of shares of the Company were recorded at fair value in the year ended

December 31, 2010 and the difference between the carrying value of the payables and the fair value was recorded as loss on extinguishment of debt in the statement of operations for the year ended December 31, 2010.The details are as follows:

a.    A “Debt Settlement Agreement”, whereby a payable by SunVesta AG to Zypam Ltd. in the amount of $900,000 has been settled by the issuance of 13,846,154 shares of the Company.

b.    A “Debt Settlement Agreement”, whereby a payable by SunVesta AG to H. Rigendinger in the amount of $49,990 has been settled by the issuance of 769,076 shares of the Company.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

9.

NON-CURRENT LIABILITIES

SunVesta AG has a bond outstanding with the following major conditions.

Description

EUR (€) bond

Issuer:

SunVesta AG

Type of securities:

Bond in accordance with Swiss law

Approval by SunVesta AG’s board of directors

May 12, 2010

Volume:

Up to € 25,000,000

Units:

€1,000

Offering period:

11.10.2010 – 04.30.2011

Due date:

November 30, 2013

Issuance price:

100%

Issuance day::

December 1, 2010

Interest rate:

8.25% p.a.

Interest due dates:

November 30 of each year,

the first time 30 November 2011

Applicable law:

Swiss

The nominal amounts have changed as follows:

EUR-Bond

EUR-Bond

2011

2010

$

$

Balances January 1

265,273

-

Cash inflows

6,301,836

265,273

Foreign currency adjustments

(14,055)

-

Sub-total (Fair value)

6,553,054

265,273

Commissions paid to bondholders

(248,196)

-

Amortization of such commissions

8,621

-

Balance June 30, 2011 (Carrying value)

6,313,479

265,273

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

10.

PENSION PLAN

The Company maintains a pension plan covering all employees in Switzerland; it is considered a defined benefit plan and accounted in accordance with ASC 715 ("compensation - retirement benefits"). This model allocates pension costs over the service period of employees in the plan.

The underlying principle is that employees render services rateably over this period, and therefore, the income statement effects of pensions should follow a similar pattern.  ASC 715 requires recognition of the funded status, or difference between the fair value of plan assets and the projected benefit obligations of the pension plan on the balance sheet, with a corresponding adjustment to accumulated other comprehensive income. If the projected benefit obligation exceeds the fair value of plan assets, then that difference or unfunded status represents the pension liability.

The Company records a net periodic pension cost in the statement of operations. The liabilities and annual income or expense of the pension plan is determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate and the long-

term rate of asset return (based on the market-related value of assets). The fair values of plan assets are determined based on prevailing market prices.

Actuarial valuation

The actuarial valuation was carried out the first time as of December 31, 2011 and simultaneously as of June 30, 2011. No previous valuations were done because management concluded that the failure did not materially impact the financial statements as of December 31, 2010.

Net periodic pension cost has been included in the Company’s results as follows:

Six months ended

Six months ended

June 30, 2011

June 30, 2010

$

$

(unaudited)

(unaudited)

Pension Expense

Current service cost

50,766

-

Past service cost

-

-

Interest cost

1,543

-

Expected return on assets

(1,384)

-

Employee contributions

(20,328)

-

During the periods ended June 30, 2011 and June 30, 2010 the Company made cash contributions of $20,000 and $0, respectively, to its defined benefit pension plan.

The expected future cash flows to be paid by the Company in respect of employer contributions to the pension plan for the year ended December 31, 2011 are $0.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

11.

AGREEMENT TO PURCHASE NEIGHBORING PIECE OF LAND

In 2010 SunVesta AG concluded a sale and purchase agreement with a company called DIA S.A.

(“DIA”), being domiciled in San José, Costa Rica. The purpose of the agreement is to acquire a contigious parcel of land consisting of approximately 120,000 square meters with direct beach access by purchasing 100% of the shares of Altos del Risco S.A. from DIA. The total purchase consideration is $12.5 million. Upon payment of the entire amount, ownership of Altos del Risco

S.A. will be transferred to SunVesta AG. As at June 30, 2011 and December 31, 2010, $0.69

million and $0 has been paid, respectively.

The sixth addendum dated November 12, 2012, stipulates that:

$8.5 million has already been paid

$4.0 million has still to be paid

The current contractual situation does not call for any penalties. The purchase of the neighbouring piece of land is expected to be completed during the  1st Quarter of 2013.

12.

FUTURE LEASE COMMITMENTS

Since January 1, 2010 the Company had has a sub-rental agreement for its Swiss office with a related party called “Sportiva”. The annual sub-rental expense is approx. $80,000. The sub-rental agreement is concluded for an undetermined period of time, however, there is a verbal agreement to maintain the agreement at least until December 31, 2013.

13.

RELATIONSHIP WITH WIMBERLY ALLISON TONG & GOO (“WTAG”)

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

In 2010, WATG engaged a debt collector for the remaining amount of approximately $255,000 plus accrued interest and legal fees. The Company returned to settlement negotiations and agreed to settle the outstanding amount, without interest or legal fees, in equal instalments due on April

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

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

14.

WING FIELD CORPORATION INC.

On August 31, 2009 the Company concluded a development agreement with WingField

Corporation Inc. (“WingField”), which included various services to be provided by WingField. A major item was the procurement of a management contract for the management of the planned resort in Guanacaste, Costa Rica. (Refer to Note 16 also.)

15.

MANGEMENT AGREEMENT WITH MELIÁ HOTELS & RESORTS

In March 2011 the Company concluded a management agreement with Sol Meliá, S.A. for the management of the planned resort in Guanacaste, Costa Rica. This agreement includes a clause that provides that if the Company is unable to conclude the purchase of the property described in

Note 11 by November 30, 2011, a penalty of $1,000,000 would become due to Sol Meliá, S.A.

The maturity date of this penalty has been extended to June 30, 2012.

The Company is yet to conclude the purchase of the property described in Note 11 and is presently negotiating with Sol Meliá, S.A.  to include an addendum to the management agreement that would circumvent this penalty.

16.

SUBSEQUENT EVENTS

Management has evaluated subsequent events after the balance sheet date, through the issuance of the financial statements, for appropriate accounting and disclosure. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements,

except for the below:

EUR Bond Offering

The Company initiated a EUR bond offering on December 1, 2010 of up to € 25,000,000 in units of € 1,000 that bear 8.25 % interest per annum payable each November 30 over the term of the bonds due November 30, 2013.

A cumulative amount of € 8.9 million ($11,329,000) has been realized by the Company from the initial date up to November 15, 2012.

CHF Bond Offering

The Company initiated a CHF bond offering on September 1, 2011 of up to CHF 15,000,000 in units of CHF 50,000 that bear 7.25 % interest per annum payable each August 31 over the term of the bonds due August 31, 2015.

A cumulative amount of CHF 5.5 million ($5,816,000) has been realized by the Company from the initial date up to November 15, 2012.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

16.

SUBSEQUENT EVENTS – CONTINUED

WingField Corporation

The development agreement with WingField included a detail of certain services to be provided by WingField one of which was to procure a management contract for the operation of the planned resort. The management agreement with Sol Meliá, S.A. in the first quarter of 2011 satisfied this item. The Company has since decided to build up its own internal project organisation and consequently reached an agreement with Wingfield in October 2011 to terminate the development agreement by paying a flat remuneration of $2,500,000, including a “finders fee”.

Intention to purchase two additional concession properties in Polo Papagayo, Guanacaste

On April 20, 2012, the Company entered into an agreement to purchase two additional concession properties located at Polo Papagayo, Guanacaste, with a total surface of approximately 230,000 square meters for a price of $22,895,806, whereof fifty percent is to be paid in cash and the other fifty percent in ten percent equity of La Punta (the concession properties in Polo Papagayo) and five percent in equity of Paradisus (the hotel currently under construction), both located in Costa

Rica. The payment schedule is as follows:

$0.5 million is required as a cash payment by May 16, 2012

$5.0 million is required as a cash payment by August 31, 2012

$5.698 million is required as a cash payment by January 31, 2013

Equity is required to be transferred upon final payment

If the Company elects not to proceed with the purchase, the purchaser is in default and will lose its funds on deposit.

On November 13, 2012 the above agreement was amended as follows:

The total purchase price was changed to $17.2 million with no equity payment. The terms and conditions of the cash payment are yet to be defined.  Furthermore, all payments by the Company to date and in the future are refundable.

Subsequent to signing the agreements, the Compaid paid down-payments on the purchase of the properties of approximately $1,400,000.

Advisory Services Agreements

In order to raise the necessary funds for the completion of the project, various advisory service agreements have been concluded, both in Europe as well as Central America. In addition, a

European rating agency has been engaged in order to receive a rating. While the basic cost for the advisory services are not significant, the actual funding will be accompanied by costs (finders’

fees), which are in the area of 3% in the best case and 12% in the worst case.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

16.

SUBSEQUENT EVENTS – CONTINUED

Amendments to Line of Credit Agreement with Aires International Investment, Inc.

On July 27, 2011 the Company entered into a line of credit agreement with Aires International

Investment, Inc. (“Aires”) allowing it to borrow up to CHF 6,000,000 by February 29, 2012. The line of credit bears interest at 7.25% and is secured by 10% of the stock of Rich Land. Interest payments are due September 30 of each year with the line of credit maturing on September 30,

2015. Prior to maturity, if the maximum limit is borrowed, the issuer of the line of credit may convert the balance of the line of credit into a 10% ownership interest in Rich Land.

An addendum to the existing line of credit agreement was signed on May 11, 2012 that includes the following clauses:

The line of credit amount was increased by CHF 4,000,000 to a total amount of CHF 10,000,000.

The additional CHF 4,000,000 to be paid in installments through the end of July 2012.

Should the entire amount of CHF 10,000,000  be drawn down, Aires will have the right to convert the entire line of credit of CHF 10,000,000 into a 20% holding of the capital of the Company.

The conversion right granted in the original contract to convert the balance of the line of credit into a 10% ownership interest in Rich Land was cancelled.

The entire amount of CHF 10,000,000 is subordinated in favor of other creditors.

A letter agreement signed by Aires on June 21, 2012 agreed to increase the line of credit   by

CHF 2,000,000 to a total amount of CHF 12,000,000.

The Company and Aires International are currently negotiating a revised conversion option that is supposed to replace the one stated above. The major contemplated change is that Aires

International will convert its receivable at the time of conversion of into 20% of the preferred shares of shares of SunVesta Inc., at a price and with preferential rights yet to be determined.

As of November 15, 2012 the Company has borrowed CHF10.8 million ($11,420,000) from the

Aires line of credit.

Tax Liability Contingency

During April 2012, the Company was advised by the Internal Revenue Service (IRS) of aggregate

penalties amounting to $140,000 in connection with its failure to file certain tax    returns for the

years ended 2008, 2009 and 2010. The Company is in correspondence with the IRS in order to seek an abatement of the penalties.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

16.

SUBSEQUENT EVENTS – CONTINUED

Guaranty Agreement

On July 16, 2012, certain principal shareholders of the Company or principal lenders to the project entered into a guaranty agreement in favour of SunVesta AG. The purpose of the guarantee is to ensure that until such time as financing is secured for the entire project that they will act as a guarantor to creditors to the extent of the project’s ongoing capital requirements. The guaranty agreement requires that within 30 days of receiving a demand notice, the guarantors are required to pay to SunVesta AG that amount required for ongoing capital requirements, until such time as financing of the project is secured. The guaranty may not be terminated until such time as

SunVesta AG has secured financing for the completion of the project.

Hotel Project Atlanta

During the third quarter 2012 the Company entered into an agreement to purchase a hotel and entertainment complex in Atlanta, Georgia (United States of America).

The entire purchase amount of $26 million for the assets has no firm financing commitment.

Additionally, approximately an additional $18 million for renovations would need to be invested in the hotel and entertainment complex. The Company is in negotiations with various parties to finalize a financing package for this project. This company is confident that it will be able to procure financing for this project.

Nonwithstanding all other factors, the Company may terminate this agreement, within a due dilligence period, if it is not satisfied with the property after an examination of the assets.

The agreement includes a non-refundable deposit of $250,000.

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

Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,”

“plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-

looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes hereto included in this report. All information presented herein is based on our three and six month periods ended June 30, 2011. Our fiscal year end is December 31.

Discussion and Analysis

Business Overview

SunVesta is in the process of developing high-end luxury hotels and resorts in emerging tourist destinations. We are initially concentrating on offering luxury hotel products located in attractive, top-

class coastal vacation destinations in countries such as Costa Rica, Vietnam, and Turkey that are fast emerging as popular tourist destinations. Our initial real estate development, to be constructed on 20.5 hectares of prime land located in Guanacaste Province, Costa Rica is the Paradisus Papagayo Bay, a five star luxury hotel scheduled to open in November 2014 subject to the availability of requisite financing.

We have entered into a management agreement, through our wholly owned subsidiary Rich Land

Investments, Limitada (“Rich Land”) with Sol Meliá, S.A. (“Sol Meliá”) to assist us in the planning,

design, construction, furnishing and management of the Paradisus Papagayo Bay. “Paradisus” is Sol

Meliá’s five star all-inclusive luxury hotel brand represented in the Dominican Republic and Mexico.

Paradisus Papagayo Bay’s initial specifications are to be as follows:

     Eco-luxury all-inclusive resort;

     381-keys;

     Direct beach access;

     Five restaurants and five bars;

     Yhi Spa and Health Club;

     Paradisus’ adults-only “Royal Service” level of accommodations;

     Paradisus’ “Family Concierge” program; and

     19,000 square feet of meeting facilities with the business traveler in mind.

Our Paradisus Papagayo Bay development is intended to replace Paradisus Resorts’ former Paradisus

Playa Conchal in Guanacaste, Costa Rica which property was operated by Sol Meliá until April 30, 2011.

Our project is part of Sol Meliá master expansion plan, which includes the opening of two resorts in Playa del Carmen, Mexico in November of 2011. Sol Meliá aims to solidify Paradisus Resorts as a leader in the luxury all-inclusive market segment with the new properties in Playa del Carman and our own Paradisus

Papagayo Bay project.

Our plan of operation over the next thirty six months is to complete the Paradisus Payagyo Bay development which will require a total investment of approximately $180 million. We expect to realize a minimum of $20,000,000 in new funding over the next twelve months though our actual financing requirements may be adjusted to suit that amount realized, and an additional $140,000,000 in funding by the time the development is completed.

SunVesta Holding AG (“SunVesta AG”), our wholly owned subsidiary, is in the process of issuing fixed-

income Euro bonds up to an aggregate amount of € 25,000,000 to fund the initial development of the

Paradisus Payagyo Bay hotel. The bonds are unsecured, have a 3-year term, bear interest at 8.25% per annum with interest due paid on November 30, of each year over the term regardless of issue date and mature on November 30, 2013. SunVesta AG raised $6,053,640 in the six months ended June 30, 2011 for a total of approximately $11,268,000 as of November 15, 2012, in connection with the Euro bond offering.

Subsequent to the period end, on July 27, 2011, SunVesta AG entered into a line of credit agreement with

Aires International Investment, Inc. (“Aires”) that permitted it to borrow up to CHF 12,000,000. The line of credit bears interest at 7.25% due on September 30 of each year maturing on September 30, 2015.  The line of credit agreement with Aires was subsequently amended as follows:

An addendum was signed on May 11, 2012 that included the following provisions:

     The line of credit was increased by CHF 4,000,000 to a total amount of CHF 10,000,000. The additional CHF 4,000,000 to be paid in installments through the end of July 2012.Should the entire amount of CHF 10,000,000  be drawn down, Aires would have the right to convert the entire line of credit of CHF 10,000,000 into a 20% holding of the capital of SunVesta.

     The conversion right granted in the original contract to convert the balance of the line of credit into a 10% ownership interest in RichLand was cancelled.

     The entire line of credit is subordinated in favor of other creditors.

A letter agreement signed by Aires on June 21, 2012 increased the line of credit by CHF 2,000,000 to a total of CHF 12,000,000.

SunVesta AG has borrowed CHF 10,300,000 from this line of credit as of the date of this report.

Subsequent to the period end, on September 1, 2011, SunVesta AG initiated a CHF bond offering of up to

CHF 15,000,000 in units of CHF 50,000 that bear 7.25% interest per annum payable each August 31 over the term of the bonds due August 31, 2015. SunVesta raised a total of approximately $5,816,000 as of

November 15, 2012, in connection with the CHF bond offering.

Subsequent to the period end, on April 20, 2012, SunVesta entered into an agreement to purchase two additional concession properties located at Polo Papagayo, Guanacaste, with a total surface of approximately 230,000 square meters. Down payments of approximately $1,100,000 have been made against these purchases.

The remaining amounts required to develop the Paradisus Papagayo Bay to completion and to purchase the additional concession properties located in Polo Papagayo are anticipated to be in the form of a traditional construction loan and further debt or equity placements from related and unrelated parties.

Timeline

Our expected timeline for developing the Paradisus Papagayo Bay is as follows:

       Complete revisions of architectural plans which will incorporate Sol Meliá requirements in the fourth 4th quarter of 2012;

       Receive traditional construction loan in the 1st quarter of 2013;

       Receive final building permits in 1st quarter of 2013;

       Begin construction in the 1st quarter of 2013; and

       Complete construction work in the 4th quarter of 2014.

Results of Operations

During the six month period ended June 30, 2011, our operations were focused on (i) entering into agreements with Sol Meliá to assist us in the planning, design, construction, furnishing and management of the Paradisus Papagayo Bay; (ii) revision of architectural plans to incorporate Sol Meliá requirements for the development; (iii) arranging a line of credit with Aires; and (iv) pursuing SunVesta AG’s bond offering in Europe.

SunVesta has been funded since inception from equity placements and by shareholders or partners in the form of loans. All of the capital raised to date has been allocated to the development of our property in

Costa Rica as a five star destination resort including the purchase of the land and general and administrative costs.

Comprehensive Losses

For the period from the date of inception of development stage on January 1, 2005, until June 30, 2011,

SunVesta has incurred comprehensive losses of $15,104,888.

Comprehensive losses for the three months ended June 30, 2011 were $2,376,811 as compared to

$251,428 for the three months ended June 30, 2010. The increase in comprehensive losses over the comparative three month periods can be primarily attributed to the increase in general and administrative expenses to $1,923,282 in the three month period ended June 30, 2011, from $252,383 in the three month period ended June 30, 2010 of which significant components were finder’s fees associated with the management contract with Sol Melià, the increase in marketing costs to $111,470 in the three month period ended June 30, 2011 from $628 in the three month period ended June 30, 2010 associated with the

Paradisus Papagayo Bay development, the increase in interest expenses on outstanding debt to $268,960 in the three month period ended June 30, 2011 from $9,308 in the three month period ended June 30,

2010 which expense can be primarily attributed to debt associated with the Euro bond offering, the non-

cash amortization of debt issuance costs to $120, 572 in the three month period ended June 30, 2011,

from $0 in the three month period ended June 30, 2010 in connection with the Euro bond offering, and the increase in the loss on foreign currency translation between Euro’s and CHF to $265,071 in the three month period ended June 30, 2011, from $0 in the three month period ended June 30, 2010 due to a decrease in the Euro’s value as compared to that of CHF over the period.

Comprehensive loss for the six months ended June 30, 2011 was $2,937,513 as compared to $617,668 for the six months ended June 30, 2010. The increase in comprehensive losses over the comparative  six month periods can primarily be attributed to the increase in general and administrative expenses to

$2,391,300 in the six month period ended June 30, 2011, from $397,860 in the six month period ended

June 30, 2010 of which significant components were finder’s fees and advisory services, the increase in interest expenses on outstanding debt to $302,316 in the six month period ended June 30, 2011 from

$19,319, in the six month period ended June 30, 2010 which can be primarily attributed to debt associated with the Euro bond offering, the increase in marketing costs to $117,454 in the six month period ended

June 30, 2011, from $13,255 in the six month period ended June 30, 2010, the increase in non-cash amortization of debt issuance costs to $120,572 in the six month period ended June 30, 2011,from $0 in the six month period ended June 30, 2010 and the increase in the loss on foreign currency translation between Euro’s and Swiss Francs to $265,071 in the six month period ended June 30, 2011, from $0 in the six month period ended June 30, 2010.

We did not generate revenue from the date of inception of development stage on January 1, 2005 through the end of the period ended June 30, 2011 and expect to continue to incur losses through the year ended

December 31, 2011.

Income Tax Expense (Benefit)

SunVesta has a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset future operating profits.

Capital Expenditures

SunVesta incurred a significant amount on capital expenditures for the period from January 1, 2005 to

June 30, 2011, in connection with the purchase of land that includes a hotel concession in Costa Rica.

Liquidity and Capital Resources

SunVesta has been in the development stage since inception and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

As of June 30, 2011, we had a working capital deficit of $833,721. We had current assets of $624,357 and total assets of $11,937,303. Our current assets consisted of $180,871 in cash, $427,018 in receivables from related parties and $16,468  in other assets. Our total assets consisted of current assets, property and equipment of $9,901,000, net debt issuance costs of $672,032, down payments for property and equipment of $689,000 and others of $50,914. We had current liabilities of $1,458,078 and total liabilities of $7,816,031. Our current liabilities consisted of $735,260 in accounts payable, $683,409 in accrued expenses, and $39,409 in related party payables. Our total liabilities consisted of current liabilities and long term debt of $6,313,479 associated with SunVesta AG’s Euro-Bond and $44,474 in pension liabilities. Total stockholders’ equity in SunVesta was $4,121,272  at June 30, 2011.

For the period from January 1, 2005 to June 30, 2011, our net cash flow used in development stage activities was $9,385,000. Net cash used in development stage for the six month period ended June 30,

2011, was $2,287,670  as compared to $310,436 for the six month period ended June 30, 2010. Net cash used in development stage activities in the current six month period include a number of items that are book expense items which do not affect the total amount relative to actual cash used including an increase in pension fund commitments, depreciation, amortization of debt issuance cost and unrealized exchange difference. Actual cash items used, that are not income statement related items such as general and administrative expenses, include accrued expenses offset by other current assets and accounts payable.

We expect to continue to generate negative cash flow in operating activities until such time as net losses transition to net income which transition is not anticipated until we complete the project.

For the period from January 1, 2005 to June 30, 2011, our net cash used in investing activities was

$9,824,055. Net cash used in investing activities for the six month period ended June 30, 2011, was

$1,758,950 as compared to $5,055 for the six month period ended June 30, 2010. Net cash used in investing activities in the current six month period can be attributed to receivables from related parties,

the purchase of property and equipment, a payment against the purchase of the investment property and other non-current assets. Net cash used in the prior six month period can be attributed to the purchase of property and equipment. We expect to continue to generate negative cash flow in investing activities in future periods as we develop the Paradisus Papagayo Bay.

For the period January 1, 2005 to June 30, 2011, our net cash provided by financing activities was

$19,929,634. Net cash provided by financing activities for the six month period ended June 30, 2011, was

$4,230,901  as compared to $195,915  for the six month period ended June 30, 2010. Net cash provided by financing activities in the current six month period can be attributed to proceeds from SunVesta AG’s bond offering, offset by cash flow used in financing activities to net proceeds from notes payable from related parties, a decrease in a note payable and debt issuance costs. Net cash provided by financing activities in the prior six month period can be attributed to proceeds from note payable from related parties. We expect to continue to generate net cash from financing activities in future periods in connection with anticipated proceeds from SunVesta AG’s bond offerings and the Aires credit line.

Management believes that our current assets in addition to the equity financing efforts and a line of credit are sufficient for us to conduct operations over the next twelve months. Current equity financing efforts include a Euro bond offering in progress and a CHF bond offering initiated subsequent to period end.

Management also has a credit line commitment agreed subsequent to period end that permits us to draw capital as necessary to meet ongoing capital requirements. SunVesta has, as of November 15, 2012,

realized $17,084,000 through its Euro and CHF bond offerings and drawn down $11,441,000 against the line of credit with Aires. However, such amounts are not sufficient to ensure the completion of the

Paradisus Papagayo Bay project which completion will require a total investment of approximately $180 million. Net costs associated with completing the project are projected to be approximately $171,000,000.

Management expects that sixty percent (60%) of the net project cost will be financed by traditional mortgage loans, for which negotiations have been initiated. The remaining forty percent (40%) of net project costs, as well as non-recuperated overhead expenses are expected to be financed by four of our principal shareholders or principal lenders to the project. Subsequent to period end, these individuals entered into a guaranty agreement with SunVesta AG by which they agreed to guarantee the availability of capital to develop the project until such time as financing for the completion of the Paradisus Papagayo

Bay project is secured, which objective is yet to be accomplished. Management believes that debt or equity placements, lines of credit, traditional construction loans and the guaranty in place will provide the financing requisite to completing the project.  Despite these measures, no commitments outside of the guaranty are in place to secure the requisite financing.  Should sufficient financing efforts fail to materialize, SunVesta will be unable to complete the Paradisus Papagayo Bay project.

We had no lines of credit or other bank financing arrangements as of June 30, 2011, though we have borrowed CHF 10,820,000 against the Aires line of credit as of November 15, 2012 and may borrow approximately an additional CHF 1,700,000 pursuant to this line of credit.

At June 30, 2011, we had commitments to DIA, S.A and other third parties in connection with the purchase of property parcels made part of the development amounting to $11.8 million and certain commitments to the Costa Rican government for water and development rights as well as certain commitments for the planning and construction of the resort project.

We maintain a defined benefit plan that covers all of our Swiss employees though we have no contractual commitment with our sole officer and director.

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

Off-Balance Sheet Arrangements

As of June 30, 2011, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition,

revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Going Concern

SunVesta intends to build a hotel in the Papagayo Gulf Tourism Project area of Guanacaste, Costa Rica.

The total net investment is estimated to be approximately $180 million.

The project is expected to open in the fourth quarter of 2014. Until the completion of the project, the following expenditures are estimated to be incurred:

USD $1,000

a.     Gross project cost

195,000

b.    Less: Proceeds from sale of villas

-24,000

c.     Net project cost

171,000

d.    Overhead expenses

21,000

e.     Less: Recuperated in gross project cost

-12,000

f      Total, excluding other potential projects

180,000

Sixty percent (60%) of net project cost is expected to be financed by traditional mortgage loans, for which negotiations have been initiated. The remaining forty percent (40%) of net project cost, as well as non-

recuperated overhead expenses and the cost of prospective “other projects” are expected to be financed by the primary promoters of the project, i.e.:

a.

Zypam Ltd.

b.

Mr. Hans Rigendinger

c.

Mr. Max Rössler

d.

Mr. Josef Mettler

Management therefore believes that available funds are sufficient to finance cash flows for the next twelve months though future anticipated cash outflows for investing activities will continue to depend on the availability of financing and can be adjusted as necessary.

Subsequent to period end, certain principal shareholders of SunVesta or principal lenders to the project entered into a guaranty agreement in favour of SunVesta AG. The purpose of the guarantee is to ensure that until such time as financing is secured for the entire project that they will act as a guarantor to creditors to the extent of the project’s ongoing capital requirements. The guaranty agreement requires that within 30 days of receiving a demand notice, the guarantors are required to pay to SunVesta AG that amount required for ongoing capital requirements, until such time as financing of the project is secured.

The guaranty may not be terminated until such time as SunVesta AG has secured financing for the completion of the project.

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

Litigation Reform Act of 1995 for forward-looking statements made in this current report. Forward-

looking statements reflect our current expectations and beliefs regarding our future results of operations,

performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

   our anticipated financial performance and business plan;

   the sufficiency of existing capital resources;

   our ability to raise additional capital to fund cash requirements for future operations;

   uncertainties related to our future business prospects;

   our ability to generate revenues to fund future operations;

   the volatility of the stock market; and

   general economic conditions.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated. We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report,

which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

Recent Accounting Pronouncements

Please see Note 2 to the accompanying consolidated financial statements for recent accounting pronouncements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by SunVesta’s management, with the participation of the chief executive officer and chief financial officer, of the effectiveness of SunVesta’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the

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

Based on that evaluation, SunVesta’s management concluded, as of the end of the period covered by this report, that due to a lack of resources and US GAAP knowledge, SunVesta’s disclosure controls and procedures were ineffective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and such information was not accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the period ended June 30, 2011, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.

RISK FACTORS

Not required of smaller reporting companies.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.

REMOVED AND RESERVED

(Removed and Reserved)

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page

30 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant  to  the  requirements  of  the  Securities  Exchange  Act  of  1934,  the  registrant  has  duly  caused  this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SunVesta, Inc.

Date

/s/ Josef Mettler

December 17, 2012

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

101. INS

XBRL Instance Document†

101. PRE

XBRL Taxonomy Extension Presentation Linkbase†

101. LAB

XBRL Taxonomy Extension Label Linkbase†

101. DEF

XBRL Taxonomy Extension Label Linkbase†

101. CAL

XBRL Taxonomy Extension Label Linkbase†

101. SCH

XBRL Taxonomy Extension Schema†

*

Incorporated by reference to previous filings of SunVesta.

†

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the

Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the

Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

30