Form 10-Q
period 2011-09-30
SUNVESTA, INC.
filed 2013-01-10
CIK 1060409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011.

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

S-T  (§232.405  of  this  chapter)  during  the  preceding  12  months  (or  for  such  shorter  period  that  the  registrant was required to submit and post such files). Yes ☑No ☐

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

Act). Yes ☐  No ☑

Indicate  the  number  of  shares  outstanding  of  each  of  the  issuer’s  classes  of  common  stock,  as  of  the  latest practicable  date.  The  number  of  shares  outstanding  of  the  issuer’s  common  stock,  $0.01  par  value  (the  only class of voting stock), at January 10, 2013, was 54,092,186.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Consolidated Balance Sheets as of September 30, 2011 (Unaudited)  and December

4

31, 2010 (audited)

Unaudited  Consolidated Statements of Operations and Comprehensive Loss for the

5

three and nine months ended September 30, 2011 and September 30, 2010 and cumulative amounts

Unaudited  Consolidated Statements of Cash Flows for the nine months ended

6

September 30, 2011 and September 30, 2010 and cumulative amounts

Notes to Unaudited  Consolidated Financial Statements

7

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of

23

Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

31

Item 4.

Controls and Procedures

32

PART II-OTHER INFORMATION

Item 1.

Legal Proceedings

33

Item 1A.

Risk Factors

33

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

33

Item 3.

Defaults Upon Senior Securities

33

Item 4.

(Removed and Reserved)

33

Item 5.

Other Information

33

Item 6.

Exhibits

33

Signatures

34

Index to Exhibits

35

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

SUNVESTA, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

September 30, 2011

December 31, 2010

Assets

_

(Unaudited)_   _

Current assets

Cash and cash equivalents

$

513,841

44,018

Other assets

8,019

9,421

Receivables from related parties

1,232,233

-

Total current assets

1,754,093

53,439

Non-current assets

Property and equipment - net

10,905,000

9,321,976

Debt issuance cost - net

1,096,587

291,288

Down payment for property & equipment

735,032

-

Total non-current assets

12,736,619

9,613,264

Total assets

$

14,490,712

9,666,703

Liabilities and stockholders' equity

Current liabilities

Accounts payable

$

710,339

914,420

Accrued expenses

795,534

65,824

Notes payable to third parties

-

551,155

Notes payable to related parties

308,031

811,246

Total current liabilities

1,813,904

2,342,645

Non-current liabilities

EUR-Bond

8,638,615

265,273

CHF-Bond

101,394

-

Notes payable to related parties

1,099,969

-

Pension liabilities

40,755

-

Total non-current liabilities

9,880,733

265,273

Total liabilities

$

11,694,637

2,607,918

Stockholders' equity

Preferred stock, $0.01 par value;

50,000,000 share authorized

no shares issued and outstanding

-

-

Common stock, $0.01 par value;

200,000,000 shares authorized;

54,092,186 shares issued and outstanding

540,922

540,922

Additional paid-in capital

18,728,391

18,728,391

Accumulated other comprehensive loss

(285,534)

(59,452)

Retained earnings prior to development stage

1,602

1,602

Deficit accumulated during the development stage

(16,165,551)

(12,128,923)

Treasury stock, 157,220 and 157,220 shares

(23,755)

(23,755)

Total stockholders' equity

2,796,075

7,058,785

Total liabilities and stockholders' equity

$

14,490,712

9,666,703

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Three months

Three months

Nine months

Nine months

Cumulative*

ended

ended

ended

ended

Amounts

September 30,

September 30,

September 30,     September 30,

2011

2010

2011

2010

(Unaudited)

(Unaudited)

(Unaudited)

(Unaudited)

(Unaudited)

Revenues

Revenues, net

$

-

-

-

-

-

Cost of revenues

-

-

-

-

-

Gross profit

-

-

-

-

-

Operating expenses

General and administrative

expenses

1,063,241

307,650

3,424,541

705,510

11,904,243

Marketing

16,148

1,405

133,602

14,660

465,812

Total operating expenses

1,079,389

309,055

3,558,143

720,170

12,370,055

Loss from operations

(1,079,389)

(309,055)

(3,558,143)

(720,170)

(12,370,055)

Other income / - expenses

Loss on disposals of assets

-

-

-

-

(3,258)

Loss on sale of investments

-

-

-

-

(1,137,158)

Loss on extinguishment of debt

-

-

-

(258,882)

(1,806,758)

Interest income

1,326

-

1,326

-

68,207

Interest expense

(115,677)

(8,406)

(200,243)

(27,725)

(716,495)

Amortization of debt issuance

cost and commissions

(94,402)

-

(214,974)

-

(214,974)

Exchange differences

200,477

-

(64,594)

-

(64,594)

Other income / - expenses

-

-

-

-

79,534

Total other income / - expenses

(8,276)

(8,406)

(478,485)

(286,607)

(3,795,496)

Loss before income taxes

(1,087,665)

(317,461)

(4,036,628)

(1,006,777)

(16,165,551)

Income taxes

-

-

-

-

-

Net loss

$

(1,087,665)

(317,461)

(4,036,628)

(1,006,777)

(16,165,551)

Comprehensive loss:

Foreign currency translation

(455,282)

(128,267)

(226,082)

(56,619)

(264,534)

Comprehensive loss

$

(1,542,947)

(445,728)

(4,262,710)

(1,063,396)

(16,430,085)

Loss per common share

Basic and diluted

$

(0.02)

(0.01)

(0.07)

(0.02)

Weighted average common

shares

Basic and diluted

54,092,186

54,092,186

54,092,186

54,092,186

* Cumulative: January 1, 2005 (date of inception) to September 30, 2011

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

January 1 to

January 1 to

September 30,

September 30,

Cumulative *

2011

2010

Amounts

(Unaudited)

(Unaudited)

(Unaudited)

Cash flows from operating activities

Net loss

$

(4,036,628)

(1,006,777)

(16,165,551)

Adjustments to reconcile net loss to net cash

Depreciation and amortization

16,749

753

289,494

Amortization of debt issuance cost and commissions

214,974

-

222,673

Unrealized exchange differences

64,594

-

64,594

Stock compensation expense

-

-

107,269

Loss on securities acquired as deposit on stock

-

-

1,008,324

Loss on disposal of assets

-

-

3,258

Loss on extinguishment of debt

-

258,882

1,806,758

Increase in pension fund commitments

40,755

-

40,755

- Increase / decrease in:

Other current assets

1,402

(7,502)

(8,848)

Accounts payable

(204,081)

74,244

1,246,155

Accrued expenses

729,710

85,183

1,115,264

Net cash used in operating activities

(3,172,525)

(595,217)

(10,269,855)

Cash flows from investing activities

Proceeds from securities available-for-sale

-

-

1,740,381

Increase in receivables from related parties

(1,232,233)

(1,232,233)

Purchase of property and equipment

(1,657,319)

(14,032)

(11,462,805)

Down payments on purchase of investment

(684,118)

-

(684,118)

Other non-current assets

(50,914)

1,863

(50,914)

Net cash used in investing activities

(3,624,584)

(12,169)

(11,689,689)

Cash flows from financing activities

Net proceeds from deposit on stock

-

-

3,664,417

Proceeds from stock issuance

-

-

300,000

Proceeds from notes payable related parties

1,374,997

651,927

12,353,129

Repayment of notes payable related parties

(778,243)

(778,243)

Advances from third parties

-

-

700,000

Decrease in note payable

(551,155)

-

(714,819)

Proceeds from bond issuance, net of commissions

8,458,959

-

8,724,232

Payment for debt issuance costs

(1,019,273)

-

(1,040,943)

Purchase of treasury stock

-

(11,555)

(23,755)

Net cash provided by financing activities

7,485,285

640,372

23,184,018

Effect of exchange rate changes

(218,353)

(93,973)

(711,188)

Net increase / - decrease in cash

469,823

(60,987)

513,286

Cash, beginning of period

44,018

73,945

555

Cash, end of period

$

513,841

12,958

513,841

Additional information

Interest paid

84,000

-

Income taxes paid

-

-

*Cumulative amounts: From January 1, 2005 (inception date) to September 30, 2011

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

2.

SIGNIFICANT ACCOUNTING POLICIES

Interest capitalization

Interest expense is capitalized on the carrying value of the construction in progress during the construction period, in accordance with ASC 835-20 ("capitalization and interest"). With respect to the construction in progress the Company capitalized $51,000 and $0 of interest expense during the nine months period ended September 30, 2011 and September 30, 2010.

EUR and CHF bonds

Non-current liabilities comprise of bonds payable in EUR (€) and CHF, which bear fixed interest rates. The EUR bonds and CHF bonds are carried at nominal value.

Issuance costs and placement provisions are capitalized and amortized over the term of the bond,

based on the “effective interest method”.

The amortization expense is reflected in amortization of debt issuance cost

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

September 30, 2011

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

States and IFRS. ASU 2011-04 is effective for interim and annual periods beginning after

December 15, 2011. The Company expects the adoption of this standard will have no significant impact on the Company's consolidated financial statements and related disclosures.

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

Company's consolidated financial statements and related disclosures.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

a.

Zypam Ltd., shareholder

b.

Mr. Hans Rigendinger, shareholder and board member of SunVesta AG

c.

Mr. Max Rössler, majority shareholder of Aires International Investment, Inc.

(also refer to Note 16)

d.

Mr. Josef Mettler, shareholder, director and chief executive officer

Subsequent to September 30, 2011, those individuals detailed above signed a Guaranty

Agreement. (Refer to Note 16.) Management therefore believes that available funds are sufficient to finance cash flows for the twelve months subsequent to September 30, 2011 and the filing date though future anticipated cash outflows for investing activities will continue to depend on the availability of financing and can be adjusted as necessary.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

4.

PROPERTY & EQUIPMENT

September 30, 2011

December 31, 2010

Unaudited

Audited

Land

7,000,000

7,000,000

IT equipment

185,846

185,846

Other equipment and furniture

29,979

29,979

Leasehold improvements

66,617

66,617

Construction in progress

3,905,000

2,311,276

Gross

11,187,442

9,593,718

Less: Accumulated depreciation

(282,442)

(271,742)

Net

10,905,000

9,321,976

5.

CONSTRUCTION IN PROCESS

The Company possesses a concession for a piece of land (~84’000 m2), i.e. a right to build a hotel and apartments in the “Papagayo Gulf Tourism Project”, Guanacaste, Costa Rica, which was acquired for $7 million and recorded as land in property and equipment.

The concession is a right to use the property for a specific purpose over a term of 20 years, which term thereafter can be renewed at no further cost, if the Company is up to date with its obligations as stipulated by the Cota Rican government and if no significant change in government policies takes place. The current concession expires in June 2022.

The construction in process amount that was spent as of September 30, 2011 is attributed primarily to architectural work related to the hotel and apartments.

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

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

7.

RECEIVABLES FROM AND NOTES PAYABLE TO RELATED PARTIES

Receivables

Payables

September 30,

December 31,

September 30,

December 31

2011

2010

2011

2010

01     Hans Rigendinger

-

-

275,028

-

02     Adrian Oehler

-

-

39,409

31,887

03     Zypam Ltd

1,232,233

-

-

685,621

04     Sportiva

-

-

-

83,000

05     Aires International

-

-

1,099,969

0

Total excluding

interest

1,232,233

-

1,408,000

800,508

Accrued interest

-

-

-

10,738

Total

1,232,233

-

1,408,000

811,246

of which non-current

-

-

1,099,969

-

Related party

Capacity

Interest

Repayment

Security

Rate

Terms

01    Hans Rigendinger

Shareholder

NA

Dec 30, 2011

None

02    Adrian Oehler

Shareholder

3.00%

None

None

03    Zypam Ltd

Shareholder

None

N/A

None

04    Sportiva

An entity owned by a

3.00%

None

None

Company board member

05    Aires International

See below

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

7.

RECEIVABLES FROM AND NOTES PAYABLE TO RELATED PARTIES - CONTINUED

Line of Credit agreement with Aires International Investments, Inc.

On July 27, 2011, SunVesta signed a loan agreement with Aires International Investments Inc., a company owned by a board member of SunVesta AG, which includes the following major conditions:



The lender grants SunVesta a terminable, interest bearing and non-secured loan in the maximum amount of CHF 6 million.



The loan is to be paid out in various portions between September 23, 2011, and

December 9, 2011, optionally not later than February 29, 2012 with the option to exercise a conversion option.



In principle, the loan will become due on September 30, 2015. This is also the latest point in time, when the lender can exercise his conversion option.



The interest rate is 7.25 % and interest is due on September 30 each year.

Provided that the entire amount of CHF 6 Million is paid in, the lender has the right to convert this amount into 10% of the shares of Rich Land Investments Ltda. This conversion option is valid until 30 September 2015.

As the conversion option is contingent upon payment of the entire amount of CHF 6 million and this contingency was not resolved as of September 30, 2011, the loan was valued at fair value,

which equals face value.

The loan agreement was amended subsequent to year end. Refer to Note 16.

The fair values of the notes payable to Aires International Investments, Inc. is classified as level 3 fair value. The fair values of the note were determined by discounting cash flow projections discounted at the respective interest rates of 7.25%. Hence, the carrying value approximates fair value.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

Description

EUR (€) bond

CHF bond

Issuer:

SunVesta AG

SunVesta AG

Type of securities:

Bond in accordance with Swiss law  Bond in accordance with Swiss law

Approval by SunVesta AG BOD    May 12, 2010

June 3, 2011

Volume:

Up to € 25,000,000

Up to CHF 15,000,000

Units:

€1‘000

CHF 50,000

Offering period:

11/10/2010 – 04/30/2011

09/01/2011 – 02/28/2012

Due date:

November 30, 2013

August 31, 2015

Issuance price:

100%

100%

Issuance day::

December 1, 2010

September 1, 2011

Interest rate:

8.25% p.a.

7.25% p.a.

Interest due dates:

November 30 of each year,

August 31 of each year,

the first time 30 November 2011

the first time August 31, 2012

Applicable law:

Swiss

Swiss

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

9.

NON-CURRENT LIABILITIES - CONTINUED

The nominal amounts have changed as follows:

EUR-

CHF

EUR-

CHF

Bond

Bond

Bond

Bond

2011

2011

2010

2010

$

$

$

$

Balances January 1

265,273

-

-

-

Cash inflows

8,606,797

108,870

265,273

-

Foreign currency adjustments

(18,813)

1,030

-

-

Sub-total (Fair value)

8,853,257

109,900

265,273

-

Commissions paid to bondholders

(248,196)

(8,512)

-

-

Amortization of such commissions

33,554

6

-

-

Balance September 30, 2011 (Carrying value)      8,638,615

101,394

265,273

-

The fair values of the bonds payable are classified as level 3 fair value. The fair values of the bonds have been determined by discounting cash flow projections discounted at the respective interest rates of 8.25% for EUR bonds and 7.25% for CHF bonds. Hence, the carrying values approximate fair value.

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

Actuarial valuation

The actuarial valuation was carried out the first time as of December 31, 2011 and simultaneously as of September 30, 2011. No previous valuations were done because management concluded that the failure did not materially impact the financial statements as of December 31, 2010.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

10.

PENSION PLAN - CONTINUED

Net periodic pension cost has been included in the Company’s results as follows:

Nine months ended

Nine months ended

September 30, 2011

September 30, 2010

$

$

(unaudited)

(unaudited)

Pension Expense

Current service cost

76,150

-

Past service cost

-

-

Interest cost

(2,315)

-

Expected return on assets

(2,075)

-

Employee contributions

(30,492)

-

Net periodic pension cost

41,268

During  the  periods  ended  September  30,  2011  and  September  30,  2010  the  Company  made  cash contributions of $30,000 and $0, respectively, to its defined benefit pension plan.

The expected future cash flows to be paid by the Company in respect of employer contributions to the pension plan for the year ended December 31, 2011 are $0.

11.

AGREEMENT TO PURCHASE NEIGHBORING PIECE OF LAND

In 2010 SunVesta AG concluded a sale and purchase agreement with a company called DIA S.A.

(“DIA”), being domiciled in San José, Costa Rica. The purpose of the agreement is to acquire a contigious parcel of land consisting of approximately 120,000 square meters with direct beachaccess by purchasing 100% of the shares of Altos del Risco S.A. from DIA. The total purchase consideration is $12.5 million. Upon payment of the entire amount, ownership of Altos del Risco S.A. will be transferred to SunVesta AG. As at September 30, 2011 and December 31,

2010, $0.735 million and $0 has been paid, respectively.

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

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

12.

FUTURE LEASE COMMITMENTS

Since January 1, 2010 the Company has had a sub-rental agreement for its Swiss office with a related party called “Sportiva”. The annual sub-rental expense is approx. $80,000. The sub-rental agreement is concluded for an undetermined period of time, however, there is a verbal agreement to maintain the agreement at least until December 31, 2013.

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

14.

WING FIELD CORPORATION INC.

On August 31, 2009 the Company concluded a development agreement with WingField

Corporation Inc. (“WingField”), which included various services to be provided by WingField. A major item was the procurement of a management contract for the management of the planned resort in Guanacaste, Costa Rica. (Refer to Note 16.)

15.

MANGEMENT AGREEMENT WITH MELIÁ HOTELS & RESORTS

In March 2011 the Company concluded a management agreement with Sol Meliá, S.A. for the management of the planned resort in Guanacaste, Costa Rica. This agreement includes clause that provides that if the Company is unable to conclude the purchase of the property described in Note

11 by November 30, 2011, a penalty of $1,000,000 would become due to Sol Meliá, S.A. In

2012, the maturity date of this penalty has been extended to June 30, 2012.

The Company is yet to conclude the purchase of the property described in Note 11 and is presently negotiating with Sol Meliá, S.A.  to include an addendum to the management agreement that would circumvent this penalty.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

A cumulative amount of € 10.9 million ($13,900,000) has been realized by the Company from the initial date up to the date of this filing.

CHF Bond Offering

The Company initiated a CHF bond offering on September 1, 2011 of up to CHF 15,000,000 in units of CHF 50,000 that bear 7.25 % interest per annum payable each August 31 over the term of the bonds due August 31, 2015.

A cumulative amount of CHF 5.5 million ($5,800,000) has been realized by the Company from the initial date up to the date of this filing.

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

September 30, 2011

16.

SUBSEQUENT EVENTS - CONTINUED

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

Subsequent to signing the agreements, the Company paid down-payments on the purchase of the properties of approximately $1,400,000.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

16.

SUBSEQUENT EVENTS – CONTINUED

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

Amendments to Line of Credit Agreement with Aires International Investment, Inc.

An addendum to the existing line of credit agreement with Aires as described in note 7 was signed on May 11, 2012 that includes the following clauses:

     The line of credit amount was increased by CHF 4,000,000 to a total amount of CHF

10,000,000. The additional CHF 4,000,000 to be paid in installments through the end of

July 2012.

     Should the entire amount of CHF 10,000,000  be drawn down, Aires will have the right to convert the entire line of credit of CHF 10,000,000 into a 20% holding of the capital of the Company.

     The conversion right granted in the original contract to convert the balance of the line of credit into a 10% ownership interest in Rich Land was cancelled.

     The entire amount of CHF 10,000,000 is subordinated in favor of other creditors.

A letter agreement signed by Aires on June 21, 2012, agreed to increase the line of credit  by

CHF 2,000,000 to a total amount of CHF 12,000,000.

The Company and Aires are currently negotiating a revised conversion option to replace the one stated above. The major contemplated change is that Aires International will convert its receivable at the time of conversion of into 20% of the preferred shares of shares of the Company,

at a price and with preferential rights yet to be determined.

As of November 15, 2012 the Company has borrowed CHF11.8 million ($12,500,000) from the

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

September 30, 2011

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

Additionally, approximately an additional $18 million for renovations would need to be invested in the hotel and entertainment complex. The Company is in negotiations with various parties to finalize a financing package for this project and is confident that it will be able to procure such financing.

Nonwithstanding all other factors, the Company may terminate this agreement, within a due dilligence period, if it is not satisfied with the property after an examination of the assets.

The agreement includes a non-refundable deposit of $250,000.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

17.

RESTATEMENT

During the three month period ended September 30, 2011 the Company reversed previous interest expense of $217,750 relating to the fact that the Company initially intended to pay interest starting from the EUR bond offering date (Dec 1, 2010) as opposed to the bond issuance dates.

However, during the three month period ended September 30, 2011, the Company's board of directors changed the policy and hence reversed the interest accrued for the period from bond offering date to the respective bond issuance dates.

The Company decided to record for this retrospectively an error since there was no contractual obligation to pay interest from the bond issuance date to begin with. There is no effect on the nine month period ended September 30, 2011. However, the individual three months period ended

June 30, 2011 is impacted as follows:

Three months period

Three months period

Three months period

ended June 30, 2011

ended June 30, 2011

ended June 30, 2011

As previously

Adjustment

As restated

reported

Interest expense

$ (268,690)

$ 217,750

$ (50,940)

Net loss

$ (2,689,085)

$ 217,750

$ (2,471,335)

Basic and diluted loss

$ (0.05)

$ (0.01)

$ (0.04)

per share

The Company determined that the effect is immaterial to the three months period ended June 30,

2011 and hence decided not to file an amendment of the form 10-Q for the respective period as filed on December 18, 2012.

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

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes hereto included in this report. All information presented herein is based on our three and nine month periods ended September 30, 2011. Our fiscal year end is December 31.

Discussion and Analysis

Business Overview

SunVesta is in the process of developing high-end luxury hotels and resorts in emerging tourist destinations. We are initially concentrating on offering luxury hotel products located in attractive, top-

class coastal vacation destinations in countries such as Costa Rica, Vietnam, and Turkey that are fast emerging as popular tourist destinations. Our initial real estate development, to be constructed on 20.5 hectares of prime land located in Guanacaste Province, Costa Rica is the Paradisus Papagayo Bay, a five star luxury hotel scheduled to open in November 2014 subject to requisite financing.

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

Papagayo Bay project.

Our plan of operation over the next thirty three months is to complete the Paradisus Payagyo Bay project which will require a total investment of approximately $180 million. We expect to realize a minimum of

$20,000,000 in new funding over the next twelve months, though our actual financing requirements may be adjusted to suit that amount realized, and an additional $140,000,000 in funding by the time the development is completed. New funding over the next twelve months is expected to be raised from debt financing through bonds and a fixed line of credit.

SunVesta Holding AG (“SunVesta AG”), our wholly owned subsidiary, is in the process of issuing fixed-

income Euro denominated bonds up to an aggregate amount of € 25,000,000 and fixed income CHF denominated bonds up to an aggregate amount of CHF 15,000,000 to fund the initial development of the

Paradisus Payagyo Bay project. The Euro bonds are unsecured, have a three year term, bear interest at

8.25% per annum payable each November 30 over the term due November 30, 2013. SunVesta AG raised, net of commissions paid,  $8,358,601 in the nine months ended September 30, 2011, for a total of approximately $13,900,000 as of the date of this filing, in connection with the Euro bond offering.  The

CHF bonds, first offered on September 1, 2011, are unsecured, have a three year term, bear interest at

7.25% per annum payable each August 31 over the term due August 31, 2015. SunVesta AG raised, net of commissions paid, $100,358 in the nine months ended September 30, 2011, for a total of approximately

$5,800,000 as of the date of this filing in connection with the CHF bond offering.

SunVesta AG entered into a line of credit agreement with Aires International Investment, Inc. (“Aires”)

on July 27, 2011 allowing it to borrow up to CHF 6,000,000 by February 29, 2012. The line of credit bears interest at 7.25% and was secured by 10% of the stock of Rich Land. Interest payments are due

September 30 of each year with the line of credit maturing on September 30, 2015. Prior to maturity, if the maximum credit limit was borrowed, Aires had the option to convert the balance of the line of credit into a 10% ownership interest in Rich Land.

Subsequent to the period of this report, on May 11, 2012, the parties to the Aires line of credit agreement executed an addendum to the existing line of credit agreement that includes the following clauses:

     The line of credit amount was increased by CHF 4,000,000 to a total amount of CHF 10,000,000.

     The additional CHF 4,000,000 to be paid in installments through the end of July 2012.

     Should the entire amount of CHF 10,000,000  be drawn down, Aires will have the right to convert the entire line of credit of CHF 10,000,000 into a 20% holding of the capital of SunVesta.

     The conversion right granted in the original contract to convert the balance of the line of credit into a 10% ownership interest in Rich Land was cancelled.

     The entire amount of CHF 10,000,000 is subordinated in favor of other creditors.

Subsequent to the period of this report, on June 21, 2012, pursuant to a letter agreement, Aires agreed to increase the line of credit by CHF 2,000,000 to a total amount of CHF 12,000,000.

SunVesta AG and Aires are currently in the process of negotiating a revised conversion option to replace the existing option to convert CHF 10,000,000 into a 20% holding in the capital of SunVesta. The major contemplated change is that Aires will convert its receivable at the time of conversion into 20% of the preferred shares of SunVesta, at a price and with preferential rights yet to be determined.

As of the date of this filing SunVesta AG had borrowed CHF11.8 million ($12,500,000) from the Aires line of credit.

The remaining amounts required to develop the Paradisus Papagayo Bay to completion is anticipated to be in the form of a traditional construction loan and equity.

Subsequent to the period of this report, on April 20, 2012, SunVesta AG entered into an agreement to purchase two additional concession properties located at Polo Papagayo, Guanacaste, with a total surface of approximately 230,000 square meters for a price of $22,895,806, whereof fifty percent was to be paid in cash and the other fifty percent in ten percent equity of La Punta (the concession properties in Polo

Papagayo on which the project will be located) and five percent in equity of Paradisus Payagyo Bay. The payment schedule was as follows:

$0.5 million is required as a cash payment by May 16, 2012

$5.0 million is required as a cash payment by August 31, 2012

$5.698 million is required as a cash payment by January 31, 2013

Equity is required to be transferred upon final payment

Should SunVesta AG elect not to proceed with the purchases, such election would constitute a default which would cause it to lose its funds on deposit.

Subsequent to the period of this report, on November 13, 2012, the purchase agreement for additional concession properties in Polo Papagayo was amended to decrease the total cash purchase price to $17.2 million and delete the equity component for both the concession properties and the hotel and resort property. The terms and conditions of the cash payment are yet to be defined. Furthermore, all payments by SunVesta AG to date and in the future are refundable. SunVesta AG has paid down-payments on the purchase of the properties of approximately $1,400,000 as of the date of this report.

Subsequent to the period of this report, during the third quarter 2012, SunVesta entered into an agreement to purchase a hotel and entertainment complex in Atlanta, Georgia, U.S.A. The entire purchase amount of

$26 million for the assets has no firm financing commitment. Additionally, approximately an additional

$18 million for renovations would need to be invested in the hotel and entertainment complex. SunVesta is in negotiations with various parties to finalize a financing package for this project and is confident that it will be able to procure such financing. Nonwithstanding all other factors, SunVesta may terminate this agreement, within a due dilligence period, if it is not satisfied with the property after an examination of the assets. The agreement includes a non-refundable deposit of $250,000.

Timeline

Our expected timeline for developing the Paradisus Papagayo Bay is as follows:

     Complete revisions of architectural plans which will incorporate Sol Meliá requirements in the 4th quarter of 2012;

     Receive traditional construction loan in the 1st quarter of 2013;

     Receive final building permits in 1st quarter of 2013;

     Begin construction in the 1st quarter of 2013; and

     Complete construction work in the 4th quarter of 2014.

Results of Operations

During the nine month period ended September 30, 2011, our operations were focused on (i) entering into agreements with Sol Meliá to assist us in the planning, design, construction, furnishing and management of the Paradisus Papagayo Bay; (ii) revision of architectural plans to incorporate Sol Meliá requirements for the development; (iii) arranging a line of credit with Aires; and (iv) pursuing SunVesta AG’s bond offerings in Europe.

SunVesta has been funded since inception from equity placements, debt financing and by shareholders or partners in the form of loans. Substantially, all of the capital raised to date has been allocated to the development of our property the Paradisus Papagayo Bay in Costa Rica as a five star destination resort including the purchase of the land and general and administrative costs.

Comprehensive Losses

For the period from the date of inception of development stage on January 1, 2005, until September 30,

2011, SunVesta has incurred comprehensive losses of $16,430,085.

Comprehensive losses for the three months ended September 30, 2011 were $1,542,947 as compared to

$445,728 for the three months ended September 30, 2010. The increase in comprehensive losses over the comparative three month periods can be primarily attributed to the increase in general and administration expenses to $1,063,241 in the three month period ended September 30, 2011, from $307,650 in the three month period ended September 30, 2010, of which a significant component were finder’s fees associated with the management contract with Sol Melià. Other contributing factors to the increase in comprehensive losses include the increase in marketing costs to $16,148 in the three month period ended September 30,

2011, from $1,405 in the three month period ended September 30, 2010, which expense is associated with the Paradisus Papagayo Bay development, the increase in interest expenses on outstanding debt to

$115,677 in the three month period ended September 30, 2011, from $8,406 in the three month period ended September 30, 2010, which expense can be primarily attributed to debt associated with the bond offerings , the non-cash amortization of debt issuance costs to $94,402 in the three months ended

September 30, 2011, from $0 in the three month period ended September 30, 2010, which expense is connected to the bond offerings, and the increase in loss on foreign currency translation to $455,282 in the three month period ended September 30, 2011, from $128,267  in the three month period ended

September 30, 2010 relating to the volatility between Swiss Francs and US Dollars The increases in losses over the comparative nine month periods were offset by the gain on exchange differences of

$200,477 in the three month period ended September 30, 2011, from $0 in the three month period ended

September 30, 2010, which gain can be attributed to volatility in the respective values of Swiss Francs and Euros and interest income of $1,326 in the three month period ended September 30, 2011, from $0 in the three month period ended September 30, 2010, which gain is from funds held as deposits.

Comprehensive losses for the nine months ended September 30, 2011 were $4,262,710 as compared to

$1,063,396 for the nine months ended September 30, 2010. The increase in comprehensive losses over the comparative periods can primarily be attributed to the increase in general and administrative expenses to

$3,424,541 in the nine month period ended September 30, 2011, from $705,510 in the nine month period ended September 30, 2010, of which significant components were finders’ fees and advisory services.

Other contributing factors to the increase in comprehensive losses include the increase in marketing costs to $133,602 in the nine month period ended September 30, 2011, from $14,660 in the nine month period ended September 30, 2010, which expense is associated with the Paradisus Papagayo Bay development,

the increase in interest expenses on outstanding debt to $200,243 in the nine month period ended

September 30, 2011 from $27,725 in the nine month period ended September 30, 2010, which expense can be primarily attributed to debt associated with the bond offerings, the non-cash amortization of debt to $214,974 in the nine month period ended September 30, 2011, from $0 in the nine month period ended

September 30, 2010, which expense is connected to the bond offerings, the increase in the loss on exchange differences to $64,594 in the nine month period ended September 30, 2011, from $0 in the nine month period ended September 30, 2010, which expense can be attributed to volatility in the respective values of Swiss Francs and Euros, and the increase in loss on foreign currency translation to $226,082 in the nine month period ended September 30, 2011, from $56,619 in the nine month period ended

September 30, 2010 relating to the volatility between Swiss Francs and US Dollars The increases in losses over the comparative nine month periods were offset by interest income of $1,326 in the nine month period ended September 30, 2011, from $0 in the nine month period ended September 30, 2010,

which gain is from funds held as deposits. We did not generate revenue during this period and expect to continue to incur losses through the year ended December 31, 2011.

Income Tax Expense (Benefit)

SunVesta has a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset future operating profits.

Capital Expenditures

SunVesta expended a significant amount on capital expenditures for the period from January 1, 2005 to

September 30, 2011, in connection with the purchase of land that includes a hotel concession in Costa

Rica and expects to incur future cash outflows on capital expenditure as discussed in the "Liquidity and

Capital Resources" and the "Going Concern" paragraphs below.

Liquidity and Capital Resources

SunVesta has been in the development stage since inception and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

As of September 30, 2011, we had a working capital deficit of $59,811. We had current assets of

$1,754,093 and total assets of $14,490,712. Our current assets consisted of $513,841 in cash, $1,232,233 in receivables from related parties and $8,019  in other assets. Our total assets consisted of current assets,

property and equipment of $10,905,000, net debt issuance costs of $1,096,587, and down payments for property and equipment of $735,032. We had current liabilities of $1,813,903 and total liabilities of

$11,694,637. Our current liabilities consisted of $710,339 in accounts payable, $795,534 in accrued expenses, and $308,031 in related party payables. Our total liabilities consisted of current liabilities and long term debt of $8,740,000 associated with SunVesta AG’s bond offerings, $1,099,969 in notes payable to related parties and $40,755 in pension liabilities. Total stockholders’ equity in SunVesta was

$2,796,075  at September 30, 2011.

For the period from January 1, 2005 to September 30, 2011, our net cash used in development stage activities was $10,269,855. Net cash used in development stage activities for the nine months ended

September 30, 2011, was $3,172,525  as compared to $595,217 for the nine months ended September 30,

2010. Net cash used in development stage activities in the current nine month period ended September 30,

2011, includes a number of items that are book expense items which do not affect the total amount relative to actual cash used including pension fund commitments, depreciation, amortization of debt issuance cost and unrealized exchange difference. Actual cash items used, that are not income statement related items such as general and administrative expenses, include accrued expenses offset by other current assets and accounts payable. Net cash used in development stage activities for the prior nine month period ended September 30, 2010, also includes a number of items that are book expense items which do not affect the total amount relative to actual cash used including depreciation and loss on extinguishment of debt. Actual items used that are not income statement related items include accrued expenses and other assets offset by accounts payable. We expect to continue to generate negative cash flow in development stage activities until such time as net losses transition to net income which transition is not anticipated until we complete the Paradisus Papagayo Bay project.

For the period from January 1, 2005 to September 30, 2011, our net cash used in investing activities was

$11,689,689. Net cash used in investing activities for the nine month period ended September 30, 2011,

was $3,624,584as compared to $12,169 for the nine month period ended September 30, 2010. Net cash used in investing activities in the current nine month period ended September 30, 2011, can be attributed to the increase in receivables from related parties the purchase of property and equipment, down payments against the purchase of properties and the procurement of other non-current assets. Net cash used in investing activities in the prior nine month period ended September 30, 2010, can be attributed to the purchase of property and equipment offset by net cash provided by the disposition of other non-

current assets. We expect to continue to generate negative cash flow in investing activities in future periods while we develop the Paradisus Papagayo Bay and look to other investment opportunities.

For the period January 1, 2005 to September 30, 2011 our net cash provided by financing activities was

$23,184,018. Net cash provided by financing activities for the nine month period ended September 30,

2011, was $7,485,285 as compared to $640,372 for the nine month period ended September 30, 2010.

Net cash provided by financing activities in the current period ended September 30, 2011, can be attributed to proceeds from SunVesta AG’s bond issuance and notes payable related parties, offset by net cash used in financing activities forproceeds paid on a note payable to both related and third parties and debt issuance costs. Net cash provided by financing activities in the prior nine month period ended

September 30, 2010, can be attributed to proceeds from notes payable to related parties offset by net cash used in financing activities for the purchase of treasury stock. We expect to continue to generate net cash flow provided by financing activities in future periods from SunVesta AG’s bond offering and the credit line with Aires.

Management believes that our current assets in addition to the equity financing efforts and a line of credit are sufficient for us to conduct operations over the next twelve months. Current debt financing efforts consist of bond offerings in progress and a credit line commitment agreed with Aires that permits us to draw capital as necessary to meet ongoing operational requirements. SunVesta has, as of the date of this filing, realized $19,700,000 through its Euro and CHF bond offerings and drawn down $12,500,000 against the line of credit with Aires. However, such amounts are not sufficient to ensure the completion of the Paradisus Papagayo Bay project which completion will require a total investment of approximately

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

We have a line of credit in place with Aires against which SunVesta AG has borrowed CHF 1,099,969 as of September 30, 2011, and CHF 11,000,000 as of the date of this filing and may borrow up to an additional CHF 200,000.  Otherwise, we had no lines of credit or other bank financing arrangements as of

September 30, 2011.

We have commitments to DIA, S.A and other third parties as of September 30, 2011, in connection with the purchase of property parcels made part of the development amounting to $11.8 million and certain commitments to the Costa Rican government for water and development rights as well as certain commitments for the planning and construction of the resort project.

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

Off-Balance Sheet Arrangements

As of September 30, 2011, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Changes in Internal Control over Financial Reporting

During the period ended September 30, 2011, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.

RISK FACTORS

Not required of smaller reporting companies.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.

REMOVED AND RESERVED

(Removed and reserved.)

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page

35 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant  to  the  requirements  of  the  Securities  Exchange  Act  of  1934,  the  registrant  has  duly  caused  this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SunVesta, Inc.

Date

/s/ Josef Mettler

January 10, 2013

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