Form 10-K
period 2011-12-31
SUNVESTA, INC.
filed 2013-02-14
CIK 1060409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011.

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities

Exchange  Act  of  1934  during  the  preceding  12  months  (or  for  such  shorter  period  that  the  registrant  was  required  to  file  such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐No ☑

Indicate  by  check  mark  whether  the  registrant  has  submitted  electronically  and  posted  on  its  corporate  Web  site,  if  any,  every

Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained  herein,  and  will  not  be  contained,  to  the  best  of  registrant’s  knowledge,  in  definitive  proxy  or  information  statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark  whether the registrant is a large accelerated filer, an accelerated  filer, a non-accelerated filer, or a  smaller reporting  company.  See  the  definitions  of  “large  accelerated  filer,”  “accelerated  filer”  and  “smaller  reporting  company”  in  Rule

12b-2 of the Exchange Act. Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☑

The aggregate market value of the registrant's common stock, $0.01 par value (the only class of voting stock), held by non-affiliates

(50,890,672 shares) was approximately $3,562,347 based on the closing price ($0.07 ) for the common stock on February 13, 2013.

At February 14, 2013 the number of shares outstanding of the registrant's common stock, $0.01 par value (the only class of voting stock), was 57,092,186.

TABLE OF CONTENTS

PART I

Item1.

Business

3

Item 1A.

Risk Factors

11

Item 1B.

Unresolved Staff Comments

11

Item 2.

Properties

12

Item 3.

Legal Proceedings

13

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of

14

Equity Securities

Item 6.

Selected Financial Data

15

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of  Operations

15

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

21

Item 8.

Financial Statements and Supplementary Data

21

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

22

Item 9A.

Controls and Procedures

22

Item 9B.

Other Information

24

PART III

Item 10.

Directors, Executive Officers, and Corporate Governance

25

Item 11.

Executive Compensation

27

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

29

Matters

Item 13.

Certain Relationships and Related Transactions, and Director Independence

29

Item 14.

Principal Accountant Fees and Services

32

PART IV

Item 15.

Exhibits, Financial Statement Schedules

33

Signatures

34

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

SunVesta Holding AG was incorporated under the laws of Switzerland on December 18, 2001 and is domiciled in the Canton of Zurich, Switzerland. SunVesta Holding AG operates through its subsidiaries:

     SunVesta Projects & Management AG (Switzerland) (100% owned).

     SunVesta Costa Rica Limitada (Costa Rica) (100% owned).

     Rich Land Investments Limitada (Costa Rica)

The Company’s principal place of business is located at Seestrasse 97, Oberrieden, Switzerland CH-8942.

Our telephone number is 011 41 43 388 40 60. Our registered agent is Hubco Registered Agents Services,

Inc., located at 155 Office Plaza Drive, 1st Floor, Tallahassee, Florida, 32301 and their telephone number is

(800) 443-8177.

SunVesta

Business Overview

We are in the process of developing high-end luxury hotels and resorts in emerging tourist destinations. We are initially concentrating on offering luxury hotel products located in attractive, top-class coastal vacation destinations in countries such as Costa Rica, Vietnam, and Turkey that are fast emerging as popular tourist destinations. Country specific conditions are taken into account when properties are considered for development. General considerations as to where to develop properties include the stability of local political conditions, geologically useful cultivability, and the types of destinations that attract a five-star clientele. Each potential investment is first compared against a validation checklist and then, if warranted,

subjected to a substantial due diligence process. Since location is the key to the success of any tourist based luxury real estate project, each development will be carefully considered during the eligibility process.

Initial Development

Our initial real estate development, to be constructed on 20.5 hectares of prime land located in Guanacaste

Province, Costa Rica, is the Paradisus Papagayo Bay Resort & Luxury Villas, a five star luxury hotel scheduled to open in November 2014 subject to requisite financing.

Specifications

Paradisus Papagayo Bay Resort & Luxury Villas’ initial specifications are to be as follows:

     Eco-luxury all-inclusive resort;

     381- keys

     Direct beach access;

     Five restaurants and five bars;

     Yhi Spa and Health Club;

     Paradisus’ adults-only “Royal Service” level of accommodations;

     Paradisus’ “Family Concierge” program; and

     19,000 square feet of meeting facilities with the business traveler in mind.

Royal Service

Our Royal Service will include an extensive range of services such as butler service, private pools for each

Garden Villa and/or a Jacuzzi in every suite.

The Royal Service area will include:

     112 Junior Suites Grand Deluxe

(53-60* square meters)

     3 Junior Suites Grand Deluxe for Handicapped Guests     (53* square meters)

     6 Grand Master Suites

(82* square meters)

     1 Grand Presidential Suite (4 bedrooms)

(145* square meters)

     20 one or two bedroom Garden Villas

(91 – 117* square meters)

*

Room size does not include balconies and terraces.

All ground floor suites will have direct access to swim-up pools. Each of the suites and villas will have a full view of the sea. Royal Service guests will furthermore have access to restaurants, bars, lounges, fitness equipment, spas and outside massage areas.

Family Concierge

The Family Concierge will be the family orientated part of the Paradisus Papagayo Bay Resort & Luxury

Villas. The accommodations will be designed to satisfy the needs of the modern family.

     166 Junior Suites Deluxe

(47* square meters)

     34 Suites Deluxe

(87* square meters)

     34 Suites Premium

(93* square meters)

     6 Handicapped Junior Suites Deluxe

(47* square meters)

     1 Presidential Suite

(189* square meters)

*

Room size does not include balconies and terraces.

All ground floor suites will have direct access to swim-up pools. Each of the suites will have a full view of the sea. Family Concierge guests will furthermore have access to restaurants, bars, and lounges. The intended Onyx Night Club and the Gabi Club will be located near the beach.

The Paradisus Papagayo Bay Resort & Luxury Villa’s will feature other highlights including:

     Over 65 private, swim up and resort pools including the world’s second largest Infinity Pool all within idyllic landscaped grounds.

     A wedding chapel with a stunning ocean view.

     Rain forest walkways that permit guests to experience the flora and fauna of the rain forest.

     A multipurpose convention hall with over 2,000 square metres of space that can be utilized as a whole or divided to create smaller meeting rooms.

     A full service spa committed to providing for the wellbeing of our guests. The spa will be located with a 180 degree sea view within approximately 1,000 square metres that will include 12 large treatment rooms, a hairdresser, relaxation areas, pools, saunas and steam rooms.

     The 20 private villas will be located within the Royal Service area of the resort. The present intention being that these villas will be sold to individuals who will then let them back to the resort when not occupied by the owners.

Management

Overall project development is lead by Josef Mettler, our chief executive officer, Charles Fessel, project director Paradisus Papagayo Bay Resort & Luxury Villas, Hans Rigendinger, chairman of the board

SunVesta AG and Ernst Rosenberger, the Company’s corporate controller. The lead architect is Ossenbach,

Pendones & Bonilla, one of Costa Rica’s largest architectural offices with over 45 architects and designers.

Civil engineering services are provided by DEHC Engineers and structural engineering services by IEAC.

Landscape architects are TPA and interior designers are lead by Concreta Srl.

Resort management is to be provided by Meliá Hotel International, S.A. (“Meliá”). “Paradisus” is Meliá’s

five star all-inclusive luxury hotel brand that is well recognized in the hospitality industry around the world.

Meliá was founded in 1956 in Palma de Mallorca, Spain and is today one of the world’s largest resort hotel chains, as well as Spain’s leading hotel chain for business or leisure. The company currently offers more than 300 hotels in 26 countries over four continents under its Gran Meliá, Meliá, ME by Meliá, Innside by

Meliá, Tryp, Sol, Sol Meliá Vacation Club, and Paradisus brands. The Paradisus brand represents all-inclusive luxury resorts with hotels in Mexico and the Dominican Republic, including:

     Paradisus Palma Real (Dominican Republic):

o     496 oversized suites; and

o     numerous pools and whirlpools, five tennis courts, casino,  beach, golf, meeting space, five restaurants, two buffets, nine bars, etc.

     The Reserve at Palma Real (Dominican Republic):

o     184 rooms “Residential Concierge Suites”; and

o     Private beach, swimming pools, 7800 sq ft “Kids Zone”, 24,000 sq. ft. Yhi Spa, three restaurants, two buffets, two bars, etc.

     Paradisus Punta Cana (Dominican Republic):

o     884 oversized suites (500 - 1000+ sq ft); and

o     seven pools, four tennis courts, casino, beach, “Kids Zone”, Yhi Spa and fitness, meeting rooms, 12 restaurants, eight bars, etc.

     The Reserve at Punta Cana (Dominican Republic):

o     132 residential suites; and

o     pools (with partially underwater pool beds, water features, etc), private beach, spa,

cabanas, etc.

     La Esmeralda at Playa del Carmen (Mexico opening November 2011)

o     512 suites including 56 swim-up suites; and

o     spas, meeting spaces, 11 restaurants, 10 bars, etc. (partially shared with La Perla at Playa del Carmen).

     La Perla at Playa del Carmen (Mexico opening November 2011)

o     394 suites including 60 swim-up suites;

o     Paradisus’ adults-only “Royal Service” level of accommodations; and

o     spas, meeting spaces, 11 restaurants, 10 bars, etc. (partially shared with La Esmeralda at

Playa del Carmen).

Our Paradisus Papagayo Bay Resort & Luxury Villas development is intended to replace Paradisus Resorts’

former Paradisus Playa Conchal in Guanacaste, Costa Rica which property was operated by Meliá until

April 30, 2011. Our project is part of Meliá’s master expansion plan, which includes the opening of two resorts in Playa del Carmen, Mexico in November of 2011. Meliá aims to solidify Paradisus Resorts as a leader in the luxury all-inclusive market segment with the new properties in Playa del Carman and our own

Paradisus Papagayo Bay Resort & Luxury Villas project.

Additional Concession Properties

Subsequent to the period of this report, on April 20, 2012, SunVesta AG entered into an agreement with

Meridian IBG to purchase two additional concession properties. The additional concession properties have a total surface of approximately 230,000 square metres purchased for a total of $22,895,806, on terms whereby fifty percent was to be paid in cash and the other fifty percent with the transfer of a ten percent equity interest in La Punta (the concession properties in Polo Papagayo on which the project will be located) and a five percent equity interest in Paradisus Papagayo Bay Resort & Luxury Villas. The payment schedule was as follows:

     $0.5 million is required as a cash payment by May 16, 2012

     $5.0 million is required as a cash payment by August 31, 2012

     $5.698 million is required as a cash payment by January 31, 2013

     Equity is required to be transferred upon final payment

Subsequent to the period of this report, on November 13, 2012, the purchase agreement for additional concession properties in Polo Papagayo was amended to decrease the total cash purchase price to $17.2 million and to delete the equity component for both La Punta and the Paradisus Papagayo Bay Resort &

Luxury Villas. New terms and conditions for the payment of the new purchase price are yet to be defined.

SunVesta AG has paid down-payments on the purchase of the additional concession properties of approximately $1,400,000 as of the date of this report.

Hotel and Entertainment Complex (Atlanta, Georgia, U.S.A)

Subsequent to the period of this report, during the third quarter 2012, the Company entered into an agreement to purchase a hotel and entertainment complex in Atlanta, Georgia, U.S.A. The entire purchase amount of $26 million for the assets has no firm financing commitment. Additionally, approximately an additional $18 million for renovations would need to be invested in the hotel and entertainment complex.

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

Finance

Our plan of operation over the next twenty-two months will require a total investment of approximately

$180 million to complete the Paradisus Papagayo Bay Resort & Luxury Villas. We expect to realize a minimum of $20 million in new funding over the next twelve months, though our actual financing requirements may be adjusted to suit that amount realized, and an additional $160,000,000 in funding by the time the development is completed. New funding over the next twelve months is expected to be raised from debt financing through bonds, a fixed line of credit and the guaranty agreement in place as described in the going concern paragraph.

SunVesta Holding AG (“SunVesta AG”), our wholly owned subsidiary, is in the process of issuing fixed-income Euro denominated bonds up to an aggregate amount of € 25,000,000 and fixed income CHF denominated bonds up to an aggregate amount of CHF 15,000,000 to fund the initial development of the

Paradisus Papagayo Bay Resort & Luxury Villas project. The Euro bonds are unsecured, have a three year term, bear interest at 8.25% per annum payable each November 30 over the term due November 30, 2013.

SunVesta AG raised   $9,883,000 in the twelve months ended December 31, 2011, for a total of approximately $14,500,000 as of the date of this report, in connection with the Euro bond offering.  The

CHF bonds, first offered on September 1, 2011, are unsecured, have a three year term, bear interest at

7.25% per annum payable each August 31 over the term due August 31, 2015. SunVesta AG raised

$4,189,000 in the twelve months ended December 31, 2011, for a total of approximately $5,900,000 as of the date of this report in connection with the CHF bond offering.

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

Subsequent to the period of this report, on June 21, 2012, pursuant to a letter agreement, Aires agreed to increase the line of credit by CHF 2,000,000 to a total amount of CHF 12,000,000. SunVesta AG and Aires are currently in the process of negotiating a revised conversion option to replace the existing option to convert CHF 10,000,000 into a 20% holding in the capital of SunVesta. The major contemplated change is that Aires will convert its receivable at the time of conversion into 20% of the preferred shares of SunVesta,

at a price and with preferential rights yet to be determined. As of December 31, 2011 SunVesta AG had borrowed CHF 3,000,000 ($3,195,000) from the Aires line of credit, for a total of approximately

$ 12,900,000 as of the date of this report.

The Company expects that the remaining amounts required to complete the Paradisus Papagayo Bay Resort

& Luxury Villas will be realized in the form of a construction loan and equity placements as necessary.

Timeline

Our expected timeline for developing the Paradisus Papagayo Bay Resort & Luxury Villas is as follows:

     Complete revisions of architectural plans which will incorporate Meliá requirements in the 4th quarter of 2012;

     Receive traditional construction loan in the 1st quarter of 2013;

     Receive final building permits in 1st quarter of 2013;

     Begin construction in the 1st quarter of 2013; and

     Complete construction work in the 4th quarter of 2014.

Competition

Three key factors have been taken into consideration when defining our hotel competitors in relation to the

Paradisus Papagayo Bay Resort & Luxury Villas:

     The proximity of competitors to our own location in Guanacaste Province, Costa Rica.

     The consumption habits of our prospective customer.

     The capacity to compete based on product similarity in relation to service standards, facilities, the availability of equipment and the number or variety of services offered.

Based on our criteria we have determined that our prospective competitors are those characterized as 5 star holiday resorts in geographic proximity to our planned location.

Luxury Hotel Resorts

Our primary competition in Guanacaste Province consists of nine 5-star establishments which include the

Four Seasons Peninsula Papagayo, The Chocolate Hotel & Five Star Hostel, Sol Papagayo Resort Culebra,

Hilton Papagayo Costa Rica Resort & Spa, Casa Conde del Mar Hotel Culebra, Hilton Papagayo Costa Rica

Resort & Spa, Hilton Garden Inn Liberia Airport, the Westin Hotel, and the J.W. Marriott Guanacaste

Resort & Spa. The closest direct competition for our Guanacaste property will be the Four Seasons Hotel.

All of our primary competitive establishments have common characteristics with a standard vacation resort format with much more equipment and many more facilities to offer than hotels based in a city such as:

     Several modules/ lodging buildings around central services

     Ample water areas with outdoor swimming pools, areas for hammocks and sun bathing

     Children and entertainment activity areas

     Restaurant pool areas with bars and service throughout the day

     Large lounges for breakfast, lunch and dinner services

     Alternative gastronomic or theme restaurants

     Sports areas depending on the facility size (basketball court, tennis courts, golf course, soccer field)

     Fitness Center, Wellness Centre and Spa Areas

All of our competitors are managed by leading international chains or experienced domestic companies.

Despite what might be construed as obvious obstacles to entry as a result of robust competition in the hospitality sector, we believe that our development of the Paradisus Papagayo Bay Resort & Luxury Villas

will be successful based principally on the following factors:

     The beach front location of the development

     The five star level of all-inclusive service offered

     The reputation of the Paradisus brand in the region and internationally.

Further, we believe that we have certain distinctive competitive advantages over all or many of our competitors including:

     Location in one of the most appealing areas worldwide

     Environmental integrity in project development and operation

     Superior project development and management agreements that maximize resources and broaden market penetration.

We  believe  that  all  of  the  factors detailed  above, in combination  with the dedication  of  our  personnel  and partners,  will  enable  us  to  be  competitive  in  developing  the  Paradisus  Papagayo  Bay  Resort  &  Luxury

Villas.

Marketability

Costa Rican Tourism

Costa Rica has a long track record of political stability along with a well-established outward-looking growth model. The government has adopted a proactive policy of fostering higher-end beach resort tourism,

mainly through fiscal incentives for investors. As such, Costa Rica is benefiting from a burgeoning hotel development pipeline emerging as a regional hotel investment hot-spot, boasting a burgeoning upscale and luxury hotel development pipeline which still provides much fertile ground for real estate investors and developers to expand their search for profitable growth. Foreign tourism investment is projected to continue this upward trend over the next several years as demand outpaces the existing lodging and tourism services supply.

Costa Rica stands as the most visited nation in the Central American region. The Costa Rican Tourism

Institute (“TI”) is responsible for collecting information on the number and economic impact of tourists that visit Costa Rica. TI also collects information related to hotel rooms and the country of origin for tourists arriving in Costa Rica. Records produced by TI detail that the number of tourists visiting Costa Rica surpassed 2 million in 2008, and that tourist-related income reached US$2.1 billion that year. Due to the global economic crisis, TI recorded that international arrivals began to fall beginning in August 2008, as the number of U.S. citizens visiting the country shrank, which market segment represented 54% of all foreign tourists visiting Costa Rica. The combined effect of the economic crisis and the 2009 flu pandemic resulted in reduction of tourist arrivals in 2009 to 1.9 million visitors, an 8 percent reduction as compared to 2008.

However, in 2011 TI determined that the number of visitors rose to a historical record of 2.2 million, which number represented a 94% increase over the past decade. The continuing increase in visitors to Costa Rica over the period indicates a mature demand market attractor with very positive worldwide destination positioning.

The 2011 Travel and Tourism Competitiveness Index (TTCI), indicates that Costa Rica reached the 44th place in the world ranking, classified as the second most competitive among Latin American countries after

Mexico, and ranking fifth in the Americas. Just considering the sub index measuring human, cultural, and natural resources, Costa Rica ranks in the 33rd place at a worldwide level, and 6th when considering just the natural resources criteria. The TTCI report also notes Costa Rica's main weaknesses, limited number of cultural sites (104th), time required to start a business (125th), poor condition of ground transport infrastructure (111th), and poor quality of port infrastructure (132nd).

TI has determined that the most relevant origin markets in terms of demand are the United States, Canada and Mexico which generated approximately 48% of all tourists followed by Central American countries including Guatemala, El Salvador, Panama and Nicaragua, which generated approximately 31% of the tourists arriving in Costa Rica in 2011. Tourists from European countries represented approximately 14%

all tourists in 2011 lead by Spain, Germany, France, Holland and the United Kingdom. Most visitors to

Costa Rica arrive through the airport in San Jose, Costa Rica during three peak seasons from December to

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

Hotel records in Guanacaste, as detailed by TI statistics, evidence that the number of hotels in the 4 to 5 start category has not increased since 2008 while the number of 4 or 5 start category rooms has increased from

2,728 rooms in 2008 to 3,415 rooms in 2011. The fact that the number of rooms on Guanacaste has increased even though the number of hotels in our category has remained the same over the past three years indicates a building demand for new facilities that fall within the 4 to five star category and the attendant additional rooms that new resort construction will bring to the area.

We believe that the Paradisus Papagayo Bay Resort & Luxury Villas will be well positioned to fill that demand for additional hospitality properties with a project that should be highly marketable.

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

Costa Rican National Environmental Office

The Costa Rican National Environmental Office (SETENA) created by the Organic Environmental Law is tasked with administering the process of reviewing and evaluating environmental impact considerations.

Local municipal governments often require a ruling from SETENA before issuing building permits. Any larger project in Costa Rica must apply for an Environmental Impact Statement from SETENA before development is permitted. Delays associated with this process would have a negative impact on the

Company’s project in Guanacaste Province.

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

ITEM 1A.

RISK FACTORS

Not required of smaller reporting companies.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.

PROPERTIES

Costa Rican Properties

We own 8.5 hectares of undeveloped prime land and have contracted to purchase an additional 12 hectares with direct beach access that is contiguous to our existing property in Guanacaste Province, Costa Rica on which the Company intends to build the Paradisus Papagayo Bay Resort & Luxury Villas. The purchase of the additional hectares is based on an agreement dated March 22, 2010 with DIA S.A. of San Jose, Costa

Rica. The purchase price of $12,500,000 is to be paid on terms. The seller is currently in the process of transferring the concession and land, both held by a company called "Altos del Risco S.A." to SunVesta

AG. As at December 31, 2011 $ 3.1million had been paid against the purchase price of the property.

Subsequent to period end, on November 12, 2012 we entered into a sixth addendum to the purchase agreement with DIA S.A. that stipulates that:

     $8.5 million was paid against the purchase price as of November 12, 2012

     $4.0 million must be guaranteed against the purchase price.

Subsequent to the period of this report, on April 20, 2012, SunVesta AG entered into an agreement with

Meridian IBG to purchase on terms two additional concession properties. The additional concession properties have a total surface of approximately 230,000 square metres purchased for a total of

$22,895,806, on terms whereby fifty percent was to be paid in cash and the other fifty percent with the transfer of a ten percent equity interest in La Punta (the concession properties in Polo Papagayo on which the project will be located) and a five percent equity interest in Paradisus Papagayo Bay Resort & Luxury

Villas. The Company intends to develop a second hotel on these grounds once development of the

Paradisus Papagayo Bay Resort & Luxury Villas is complete.

The payment schedule was as follows:

     $0.5 million is required as a cash payment by May 16, 2012

     $5.0 million is required as a cash payment by August 31, 2012

     $5.698 million is required as a cash payment by January 31, 2013

     Equity is required to be transferred upon final payment

Subsequent to the period of this report, on November 13, 2012, the purchase agreement with Meridian IBG was amended to decrease the total cash purchase price to $17.2 million and to delete the equity component for both La Punta and the Paradisus Papagayo Bay Resort & Luxury Villas. New terms and conditions for the payment of the new purchase price are yet to be defined. SunVesta AG has paid down-payments on the purchase of the additional concession properties of approximately $1,400,000 as of the date of this report.

Subsequent to the period of this report, the Company obtained all necessary permits for the development of the Paradisus Papagayo Bay Resort & Luxury Villas.

Executive Offices

We maintain our offices at Seestrasse 97, Oberrieden Switzerland CH-8942 based on a month to month lease with Sportiva AG for which Josef Mettler, our chief executive officer, is a shareholder, an officer and a director. The Company has verbally committed to lease this office space for CHF 6,500 per month. The

Company recognized lease expenses of $83,000 and $83,000 for the years ended December 31, 2011 and

2010, respectively, for the use of this office and owed unpaid lease payments of approximately $0, and

$83,000 as of December 31, 2011 and 2010, respectively. We believe that we have sufficient office space for the foreseeable future in order to pursue the completion of the project described herein.

Subsequent to the period, on December 1, 2012, the Company entered into a new lease agreement for the premises with an unrelated entity. The annual rental expense amounts to approximately $130,000 on a fixed term expiring on December 31, 2017.

ITEM 3.

LEGAL PROCEEDINGS

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS,

AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the Over the Counter Pink Sheets, a service maintained by

OTC Group, Inc. under the symbol “SVSA.” Trading in the common stock over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. These prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the years ended December 31, 2011 and 2010 are as follows:

Year

Quarter Ended

High

Low

2011

December 31

$0.31

$0.06

September 30

$0.31

$0.08

June 30

$0.09

$0.08

March 31

$0.20

$0.02

2010

December 31

$0.09

$0.02

September 30

$0.35

$0.04

June 30

$0.06

$0.06

March 31

$0.07

$0.06

Capital Stock

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of December 31, 2011 there were 83 shareholders of record holding a total of 54,092,186 shares of fully paid and non-assessable common stock of the 200,000,000 shares of common stock, par value $0.01,

authorized. The board of directors believes that the number of beneficial owners is greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

As of December 31, 2011 there were no shares issued and outstanding of the 50,000,000 shares of preferred stock authorized. The par value of the preferred stock is $0.01 per share. Our preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the board of directors.

Stock Options

As of December 31, 2011 we had no outstanding stock options to purchase shares of our common stock.

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

Draper, Utah 84020 and their phone number is (801) 571-8844.

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

Discussion and Analysis

Our plan of operation over the next thirty three months is to complete the Paradisus Papagayo Bay Resort &

Luxury Villas project which will require a total investment of approximately $180 million. We expect to realize a minimum of $20,000,000 in new funding over the next twelve months, though our actual financing requirements may be adjusted to suit that amount realized, and an additional $160,000,000 in funding by the time the development is completed. New funding over the next twelve months is expected to be raised from debt financing through bonds, a fixed line of credit and the guaranty agreement in place as described in the going concern paragraph.

Results of Operations

During the year ended December 31, 2011, our operations were focused on (i) funding the terms of an agreement with DIA S.A. to purchase an additional 12 hectares contiguous with our existing property that will provide the project with direct private beach access; (ii) deliberations with local authorities to obtain building permits for the development of the property; (iii) discussions with prospective project development partners; (iv) pursuing additional debt or equity financing arrangements including a bond offering through SunVesta Holding AG in Europe and a line of credit with Aires; (v) entering into a management agreement with Meliá; and  (vi) terminating a development agreement with WingField.

The Company has been funded since inception from debt or equity placements and by shareholders or partners in the form of loans. All of the capital raised to date has been allocated to the development of the

Costa Rican property including the purchase of the land and general and administrative costs.

Comprehensive Losses

For the period from the date of inception of development stage on January 1, 2005, until December 31,

2011, the Company had incurred comprehensive losses of $22,528,730.

Comprehensive losses for the year ended December 31, 2011 were $10,361,355 as compared to $1,162,309 for the year ended December 31, 2010.

The increase in comprehensive losses over the comparative periods can primarily be attributed to increases in general and administrative expenses to $8,262,540 for the twelve months ended December 31, 2011,

from $850,497 in the twelve months ended December 31, 2010, of which significant components were termination fees and finder’s fees associated with the management contract with Meliá of $2,500,000,

bonuses paid to related parties for services rendered of $2,500,000,the increase in payroll expense of

$460,000, an accrual for a penalty to Melia Hotel International S.A. of $1,000,000 and the addition of service providers of approximately $500,000. Other contributing factors to the increase in comprehensive losses include the increase in marketing costs to $148,662 in the twelve months ended December 31, 2011,

from $15,552 in the twelve months ended December 31, 2010, which expense is associated with the

Paradisus Papagayo Bay Resort & Luxury Villas development, the impairment of property and equipment of $1,311,000 in the twelve months ended December 31, 2011, from $0 in the twelve months ended

December 31, 2010, in connection with costs associated with the original planning for the Papagayo Gulf

Tourism project which has since been abandoned in favor of the Paradisus Papagayo Bay Resort & Luxury

Villas, the increase in interest expenses on outstanding debt to $447,594 in the twelve months ended

December 31, 2012, from $48,361 in the twelve months ended December 31, 2010, which expense can be primarily attributed to debt associated with the bond offerings, the non-cash amortization of debt issuance costs to $375,370 in the twelve months ended December 31, 2011 from $0 in the twelve months ended

December 31, 2010, which expense is connected to the bond offerings, and other expenses to $7,000 for the twelve months ended December 31, 2011, from $0 in the twelve months ended December 31, 2010.

The increases in losses over the comparative twelve month periods were offset by the gain on exchange differences of $169,236 in the twelve month period ended December 31, 2011, from $0 in the twelve month period ended December 31, 2010, which gain can be attributed to volatility in the respective values of Swiss

Francs and Euros and an increase in gain on foreign currency translation adjustment to 21,575 for the twelve months ended December 31, 2011, from $10,983 in the twelve months ended December 31, 2010 relating to the volatility between Swiss Francs and US Dollars.

We did not generate revenue during this period and we expect to continue to incur losses through the year ended December 31, 2012.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry-forward and startup costs that will offset future operating profits.

Capital Expenditures

The Company expended a significant amount on capital expenditures for the period from January 1, 2005 to

December 31, 2011, in connection with the purchase of land that includes a hotel concession in Costa Rica and expects to incur future cash outflows on capital expenditure as discussed in the "Liquidity and Capital

Resources" and the "Going Concern" paragraphs below.

Liquidity and Capital Resources

The Company has been in the development stage since inception and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

As of December 31, 2011, we had a working capital deficit of $2,885,572. We had current assets of

$1,031,774 and total assets of $17,275,370. Our current assets consisted of $505,500 in cash, $75,000 in short term investments, $443,499 in receivables from related parties and $7,775  in other assets. Our total assets consisted of current assets and property and equipment of $11,390,280 and net debt issuance costs of

$1,511,759, down payments for property and equipment of $3,100,057 and other assets of $241,500. We had current liabilities of $3,917,316 and total liabilities of $20,577,940. Our current liabilities consisted of

$1,401,137 in accounts payable, $2,421,864 in accrued expenses, and $94,315 in notes payable to related parties. Our total liabilities consisted of current liabilities and EUR bond debt of $9,598,537, CHF bond debt of $3,818,898, note payable to related parties of $3,192,848 and pension liabilities of $50,341.  Total stockholders’ deficit in the Company was $3,302,570  at December 31, 2011.

For the period from January 1, 2005 to December 31, 2011, our net cash used in development stage activities was $12,969,392. Net cash used in development stage activities for the twelve months ended

December 31, 2011, was $5,955,062 as compared to $1,022,372 for the twelve months ended December 31,

2010. The significant increase in net cash used in development stage activities in the current comparative twelve month period over the prior comparative twelve month period can be attributed to the dramatic shift in the Company’s business plan in 2011. The original business model anticipated the operation and sale of

“fractional units” for the entire property. The current business model is dedicated to becoming a full service hotel and resort property with the exception of 20 units which will be sold and leased back. Net cash used in development stage activities in the current twelve month period ended December 31, 2011, includes a number of items that are book expense items which do not affect the total amount relative to actual cash used including pension fund commitments, depreciation, amortization of debt issuance cost and commissions, unrealized gain on exchange difference and impairment of property and equipment. Actual cash items provided by development stage activities, that are not income statement related items, such as general and administrative expenses, include accrued expenses, accounts payable and other current assets.

Net cash used in development stage activities in the prior twelve month period ended December 31, 2010,

also includes a number of items that are book expense items which do not affect the total amount relative to actual cash used including loss on extinguishment of debt, amortization of debt issuance cost and commissions and depreciation. Actual cash items used, that are not income statement related include accrued expenses, accounts payable and accrued expenses.

We expect to continue to generate negative net cash in development stage activities until such time as net losses transition to net income which transition is not anticipated until we complete the Paradisus Papagayo

Bay Resort & Luxury Villas project.

For the period from January 1, 2005 to December 31, 2011, our net cash used in investing activities was

$15,320,455. Net cash used in investing activities for the twelve months ended December 31, 2011, was

$7,255,350 as compared to $12,169 for the twelve months ended December 31, 2010. Net cash used in investing activities in the current twelve month period can be attributed to receivables from related parties,

the purchase of property and equipment, down payments for property and equipment and other non-current assets. Net cash used in investing activities in the prior twelve month period ended December 31, 2010 can be attributed to the purchase of property and equipment offset by other non-current assets.

We expect to continue to generate negative net cash in investing activities in future periods while we develop the Paradisus Papagayo Bay Resort & Luxury Villas.

For the period January 1, 2005 to December 31, 2011, our net cash provided by financing activities was

$29,443,895. Net cash provided by financing activities for the twelve months ended December 31, 2011,

was $13,828,162  as compared to $1,161,821  for the year ended December 31, 2010. Net cash provided by financing activities in the current twelve month period ended December 31, 2011, can be attributed to proceeds from SunVesta AG’s bond issuance and advances from related parties offset by the repayment of notes payable to related parties, a decrease in a note payable third parties and debt issuance costs. Net cash provided by financing activities in the prior twelve month period ended December 31, 2010 can be attributed to proceeds from notes payable and advances from related parties and proceeds from bond issuance offset by the purchase of treasury stock and debt issuance costs.

We expect to continue to generate net cash flow provided by financing activities in future periods from

SunVesta AG’s bond offering and the credit line with Aires.

Management believes that our cash on hand in addition to, the line of credit and the guaranty agreement in place as described in the going concern paragraph below are sufficient for us to conduct operations over the next twelve months. Current debt financing efforts consist of bond offerings in progress and a credit line commitment agreed with Aires that permits us to draw capital as necessary to meet ongoing operational requirements. The Company has, as of the date of this filing, realized $20,400,000 through its Euro and

CHF bond offerings and drawn down approximately $12,900,000 against the line of credit with Aires.

We have a line of credit in place with Aires against which SunVesta Holding AG has borrowed CHF

3,000,000 ($3,195,000) as of December 31, 2011, and CHF 11,820,000 ($12,900,000) as of the date of this filing and may borrow up to an additional CHF 180,000.  Otherwise, we had no lines of credit or other bank financing arrangements as of December 31, 2011.

We have commitments to DIA, S.A and other third parties as of December 31, 2011, in connection with the purchase of property parcels made part of the development and certain commitments to the Costa Rican government for water and development rights as well as certain commitments for the planning and construction of the resort project. As of the date of this report our commitment to DIA, S.A. amounts to

$4,000,000.

As of the date of this filing, the Company had the following cancellable commitments which are not included in the required financing of $180 million to complete the Papagayo Gulf Tourism Project.

The Company entered into an agreement to purchase two additional concession properties located at Polo

Papagayo, Guanacaste, with a total surface of approximately 230,000 square meters for a price of $17.2 million. The terms and conditions of the cash payment are yet to be defined. Furthermore, all payments by the Company to date and in the future are refundable.

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

Notwithstanding all other factors, the Company may terminate this agreement, within a due dilligence period, if it is not satisfied with the property after an examination of the assets. The agreement includes a non-refundable deposit of $250,000.

We maintain a defined benefit plan that covers all of our Swiss employees though we have no contractual commitment with our sole officer and director.

We have no current plans for significant purchases or sales of plant or equipment, except in connection with the planned construction of the Paradisus Papagayo Bay Resort & Luxury Villas and discussed above.

We have no current plans to make any changes in the number of our employees.

Future Financings

We will continue to rely on debt or equity sales of our shares of common stock to fund our business operations. Unfortunately, there is no assurance that we will be able to secure the financing requisite to fund our business.

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Going Concern

The Company intends to build a hotel in the Papagayo Gulf Tourism Project area of Guanacaste, Costa

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

180,000

Sixty percent (60%) of net project cost is expected to be financed by traditional mortgage loans, for which negotiations have been initiated. The remaining forty percent (40%) of net project cost, as well as non-recuperated overhead expenses and the cost of prospective “other projects” are expected to be financed by the primary promoters of the project, i.e.:

a.

Zypam Ltd.

b.

Mr. Hans Rigendinger

c.

Mr. Max Rössler

d.

Mr. Josef Mettler

Based on the guaranty agreement, management therefore believes that available funds are sufficient to finance cash flows for the next twelve months though future anticipated cash outflows for investing activities will continue to depend on the availability of financing and can be adjusted as necessary.

Subsequent to period end, certain principal shareholders of the Company or principal lenders to the project entered into a guaranty agreement in favor of SunVesta Holding AG. The purpose of the guarantee is to ensure that until such time as financing is secured for the entire project that they will act as a guarantor to creditors to the extent of the project’s ongoing capital requirements. The guaranty agreement requires that within 30 days of receiving a demand notice, the guarantors are required to pay to SunVesta AG that amount required for ongoing capital requirements, until such time as financing of the project is secured. The guaranty may not be terminated until such time as SunVesta Holding AG has secured financing for the completion of the project.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our  audited  financial  statements  for  the  years  ended  December  31,  2011  and  2010  are  attached  hereto  as

F-1 through F-29.

SUNVESTA, INC.

(A Development Stage Company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Page

Report of Independent Registered Public Accounting Firm

F-2

Report of Independent Registered Public Accounting Firm

F-3

Consolidated Balance Sheets

F-4

Consolidated Statements of Operations and Comprehensive Loss

F-5

Consolidated Statements of Stockholders’ Equity (Deficit)

F-6

Consolidated Statements of Cash Flows

F-7

Notes to Consolidated Financial Statements

F-8

Tel.    +41 44 444 35 55

BDO Visura International AG

Fax     +41 44 444 37 66

Fabrikstrasse 50

8031 Zürich

Switzerland

Report of Independent Registered Public Accounting Firm

Board of Directors

SunVesta, Inc. (a Development Stage Company)

Oberrieden, Switzerland

We  have  audited  the  accompanying  consolidated  balance  sheet  of  SunVesta,  Inc.  (a  Development  Stage

Company)   as   of   December   31,   2011   and   the   related   consolidated   statements   of   operations   and

comprehensive  loss,  stockholders’  equity (deficit),  and  cash  flows  for  the  year  ended  December  31,  2011 and  the  period  from  January  1,  2005  (date  of  inception  of the  development  stage)  to  December  31,  2011.

These  financial  statements  are  the  responsibility of  the  Company’s  management.   Our  responsibility is  to

express  an  opinion  on  these  financial  statements  based  on  our  audit.  We  did  not  audit  the  financial statements  of  SunVesta,  Inc.  for  the  period  from  inception  to  December  31,  2010.  Such  statements  are included in the cumulative inception to December 31, 2011 totals of the statements of operations and cash flows and reflect total revenues and net losses of 0% and 54%, respectively of the related cumulative totals.

Those  statements  were  audited  by other  auditors  whose  report  has  been  furnished  to  us,  and  our  opinion,

insofar  as  it  relates  to  amounts  for  the  period  from  inception  to  December  31,  2010,  included  in  the cumulative totals, is based solely on the report of the other auditors.

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

In  our  opinion,  based  on  our  audit  and  the  report  of  other  auditors,  the  consolidated  financial  statements referred  to  above  present  fairly,  in  all  material  respects,  the  financial  position  of  SunVesta,  Inc.  (a

Development Stage Company) at December 31, 2011, and the results of its operations and its cash flows for the  year  ended  December  31,  2011  and  the  period  from  January  1,  2005  (date  of  inception  of  the development stage) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

Zürich, February 14, 2013

BDO Visura International AG

/s/ Andreas Wyss

/s/ Christoph Tschumi

Auditor in Charge

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

SunVesta, Inc. and Subsidiaries

Oberrieden, Switzerland

We  have  audited  the  accompanying  consolidated  balance  sheet  of  SunVesta,  Inc.  and  Subsidiaries  as  of

December  31,  2010  and  the  related  consolidated   statements  of  operations  and  comprehensive  loss,

stockholders' equity (deficit) and cash flows for the year ended December 31, 2010 and for the period from inception of the development stage on January 1, 2005 through December 31, 2010 (not presented herein).

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

In  our  opinion,  the  consolidated  financial  statements  referred  to  above  present  fairly,  in  all  material respects, the financial position of SunVesta, Inc. and Subsidiaries as of December 31, 2010 and the results of  their  operations  and  their  cash  flows  for  the  year  ended  December  31,  2010  and  for  the  period  from inception of the development stage on January 1, 2005 through December 31, 2010 (not presented herein),

in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PRITCHETT, SILER & HARDY, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

September 6, 2011

SUNVESTA, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

December 31, 2011

December 31, 2010

Assets

Current assets

Cash and cash equivalents

$

505,500

44,018

Short term investments

75,000

-

Other assets

7,775

9,421

Receivables from related parties

443,499

-

Total current assets

1,031,774

53,439

Non-current assets

Property and equipment - net

11,390,280

9,321,976

Debt issuance cost - net

1,511,759

291,288

Down payments for property and equipment

3,100,057

-

Others

241,500

-

Total non-current assets

16,243,596

9,613,264

Total assets

$

17,275,370

9,666,703

Liabilities and stockholders' equity (deficit)

Current liabilities

Accounts payable

1,401,137

914,420

Accrued expenses

2,421,864

65,824

Notes payable to third parties

-

551,155

Notes payable to related parties

94,315

811,246

Total current liabilities

3,917,316

2,342,645

Non-current liabilities

EUR-Bond

9,598,537

265,273

CHF-Bond

3,818,898

-

Notes payable to related parties

3,192,848

-

Pension liabilities

50,341

-

Total non-current liabilities

16,660,624

265,273

Total liabilities

$

20,577,940

2,607,918

Stockholders' equity (deficit)

Preferred stock, $ 0.01 par value;

50,000,000 share authorized

no shares issued and outstanding

-

-

Common stock, $0.01 par value;

200,000,000 share authorized;

54,092,186 shares issued and outstanding

540,922

540,922

Additional paid-in capital

18,728,391

18,728,391

Accumulated other comprehensive loss

(37,877)

(59,452)

Retained earnings prior to development stage

1,602

1,602

Deficit accumulated during the development stage

(22,511,853)

(12,128,923)

Treasury stock, 157,220 and 157,220 shares

(23,755)

(23,755)

Total stockholders' equity (deficit)

(3,302,570)

7,058,785

Total liabilities and stockholders' equity (deficit)

$

17,275,370

9,666,703

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Years Ended December 31, 2011 and 2010 and Cumulative Amounts

Cumulative*

2011

2010

amounts

Revenues

Revenues, net

$

-

-

-

Cost of revenues

-

-

-

Gross profit

-

-

-

Operating expenses

General and administrative expenses

8,262,540

850,497

16,742,242

Marketing

148,662

15,552

480,872

Impairment of property and equipment

1,311,000

-

1,311,000

Total operating expenses

9,722,202

866,049

18,534,114

Loss from operations

$

(9,722,202)

(866,049)

(18,534,114)

Other income / - expenses

Loss on disposals of assets

-

-

(3,258)

Loss on sale of investments

-

-

(1,137,158)

Loss on extinguishment of debt

-

(258,882)

(1,806,758)

Interest income

-

-

66,881

Interest expense

(447,594)

(48,361)

(963,846)

Amortization of debt issuance cost  and

commissions

(375,370)

-

(375,370)

Exchange differences

169,236

-

169,236

Other income / - expenses

(7,000)

-

72,534

Total other income / - expenses

(660,728)

(307,243)

(3,977,739)

Loss before income taxes

(10,382,930)

(1,173,292)

(22,511,853)

Income taxes

-

-

-

Net loss

$

(10,382,930)

(1,173,292)

(22,511,853)

Comprehensive loss:

Foreign currency translation

21,575

10,983

(16,877)

Comprehensive loss

$

(10,361,355)

(1,162,309)

(22,528,730)

Loss per common share

Basic and diluted

$

(0.19)

(0.02)

Weighted average common shares

Basic and diluted

54,092,186

50,880,048

* Cumulative amounts: January 1, 2005 (date of inception of the development stage) to December 31, 2011

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

January 1, 2005 (Date of Inception) to December 31, 2011

Common

Additional

Accumulated

Prior

Deficit

Treasury

Total

Stock

Paid in Capital

Other

Earnings

Accumulated

Stock

Stockholders’

Comprehensive

During

Equity (Deficit)

Income (Loss)

Development

Stage

January 1, 2005

$

210,000     $

281,521     $

128     $

1,602     $

-     $

-      $

493,251

Net loss

-

-

-

-

(807,118)

-

(807,118)

Translation adjustments

-

-

23,149

-

-

-

23,149

December 31, 2005

210,000

281,521

23,277

1,602

(807,118)

-

(290,718)

Net loss

-

-

-

-

(3,575,713)

-

(3,575,713)

Translation adjustments

-

-

(163,151)

-

-

-

(163,151)

December 31, 2006

210,000

281,521

(139,874)

1,602

(4,382,831)

-

(4,029,582)

Net loss

-

-

-

-

(2,912,578)

-

(2,912,578)

Translation adjustments

-

-

35,580

-

-

-

35,580

Acquisition of OpenLimit, Inc.

14,000

(63,080)

-

-

-

-

(49,080)

Issuance of stock for debt

64,312

10,742,025

-

-

-

-

10,806,337

December 31, 2007

288,312

10,960,466

(104,294)

1,602

(7,295,409)

-

3,850,677

Net loss

-

-

-

-

(1,188,377)

-

(1,188,377

Translation adjustments

-

-

(367,601)

-

-

-

(367,601)

Issuance of stock for compensation

417

61,852

-

-

-

-

62,269

Issuance of stock for debt

18,182

2,709,091

-

-

-

-

2,727,273

December 31, 2008

306,911

13,731,409

(471,895)

1,602

(8,483,786)

-

5,084,241

)

Net loss

-

-

-

-

(2,471,845)

-

(2,471,845)

Translation adjustments

-

-

401,460

-

-

-

401,460

Issuance of stock for compensation

600

44,400

-

-

-

-

45,000

Issuance of stock for cash

10,000

290,000

-

-

-

-

300,000

Issuance of stock for debt

77,259

3,785,668

-

-

-

-

3,862,927

Purchase of treasury stock

-

-

-

-

-

(12,200)

(12,200)

December 31, 2009

394,770

17,851,477

(70,435))

1,602

(10,955,631)

(12,200)

7,209,583

Net loss

-

-

-

-

(1,173,292)

-

(1,173,292)

Translation adjustments

-

-

10,983

-

-

-

10,983

Issuance of stock for debt

146,152

876,914

-

-

-

-

1,023,066

Purchase of treasury stock

-

-

-

-

-

(11,555)

(11,555)

December 31, 2010

540,922

18,728,391

(59,452)

1,602

(12,128,923)

(23,755)

7,058,785

Net loss

-

-

-

-

(10,382,930)

-

(10,382,930)

Translation adjustments

-

-

21,575

-

-

-

21,575

December 31, 2011

$

540,922     $

18,728,391     $

(37,877)     $

1,602     $

(22,511,853)     $

(23,755)      $

(3,302,570)

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2011 and 2010 and Cumulative Amounts

2011

2010

Cumulative*

Cash flows from operating activities

Amounts

Net loss

$    (10,382,930)

(1,173,292)

(22,511,853)

Adjustments to reconcile net loss to net cash

Depreciation and amortization

15,990

1,240

288,735

Impairment of property and equipment

1,311,000

-

1,311,000

Amortization of debt issuance cost and commissions

375,370

7,699

383,069

Unrealized exchange gains

(169,236)

-

(169,236)

Stock compensation expense

-

-

107,269

Loss on securities acquired as deposit on stock

-

-

1,008,324

Loss on disposal of assets

-

-

3,258

Loss on extinguishment of debt

-

258,882

1,806,758

Increase in pension fund commitments

50,341

-

50,341

- Increase / decrease in:

Other current assets

1,646

(1,030)

(8,604)

Accounts payable

486,717

(98,753)

1,936,953

Accrued expenses

2,356,040

(17,118)

2,824,594

Net cash used in operating activities

(5,955,062)

(1,022,372)

(12,969,392)

Cash flows from investing activities

Proceeds from securities available-for-sale

-

-

1,740,381

Short term investments

(75,000)

-

(75,000)

Increase in receivables from related parties

(443,499)

-

(443,499)

Purchase of property and equipment

(3,395,294)

(14,032)

(13,200,780)

Down payments for property and equipment

(3,100,057)

-

(3,100,057)

Other non-current assets

(241,500)

1,863

(241,500)

Net cash used in investing activities

(7,255,350)

(12,169)

(15,320,455)

Cash flows from financing activities

Net proceeds from deposit on stock

-

-

3,664,417

Proceeds from stock issuance

-

-

300,000

Proceeds from notes payable related parties

3,254,160

83,000

14,149,292

Repayment of notes payable related parties

(778,243)

(778,243)

Advances from third parties

-

846,773

700,000

Decrease in note payable third parties

(551,155)

0-

(714,819)

Proceeds from bond issuance, net of commissions

13,528,048

265,273

14,337,294

Payment for debt issuance costs

(1,624,648)

(21,670)

(2,190,291)

Purchase of treasury stock

-

(11,555)

(23,755)

Net cash provided by financing activities

13,828,162

1,161,821

29,443,895

Effect of exchange rate changes

(156,269)

(157,207)

-649,104

Net increase / - decrease in cash

461,482

(29,927)

504,945

Cash and cash equivalents, beginning of period

44,018

73,945

555

Cash and cash equivalents, end of period

$

505,500

44,018

505,500

Additional information

Interest paid

462,000

74,000

Income taxes paid

-

-

Debt settlements

-

1,023,066

* Cumulative amounts: January 1, 2005 (date of inception of the development stage) to December 31, 2011

The accompanying notes are an integral part of these consolidated financial statements

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

1.

CORPORATE INFORMATION

On August 27, 2007, SunVesta (A Development Stage Company) (SunVesta) acquired SunVesta

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

These consolidated financial statements are prepared in US Dollars on the basis of generally accepted accounting principles in the United States of America (US GAAP).

2.

SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include those of SunVesta Inc. and its subsidiaries. 100% of assets and liabilities as well as revenues and expenses of all consolidated companies are included.

Receivables, payables, as well as revenues and expenses between consolidated companies are eliminated. Unrealized intercompany profits, which may be included in assets as of the ends of the periods are eliminated as well.

Use of estimates in the preparation of the consolidated financial statements

The preparation of consolidated financial statements requires management to make assumptions and estimates, which have an impact on the reported assets and liabilities as well as on the disclosure of contingent assets and liabilities at the balance sheet dates, as well as on the reported income statement items. While the effective amounts may vary from the estimates, management is convinced that all relevant information having an impact on the estimates have been taken into consideration and are appropriately disclosed. Management is of the opinion that in particular the valuation of property and equipment and contingent liabilities includes substantial estimates.

Cash and cash equivalents

Cash and cash equivalents include petty cash, post and bank accounts as well as possible time deposits with maturities of less than three months.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

2.

SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Short term investments

Short-term investments consist of short-term deposits with a maturity of over three months which are classified as available-for-sale and are recognized at fair value and are classified as level 3 fair value which approximates its initial costs due to the short term nature. Unrealized gains and losses are included in accumulated other comprehensive income (loss), which is reflected as a separate component of shareholders’ equity (deficit).  Gains are recognized when realized in the consolidated statements of operations and comprehensive loss.  Losses are recognized as realized,

or when the Company determined that another-than-temporary decline in fair value had occurred.

Debt issuance costs

Debt issuance costs arise as a result of issuing non-current debt, i.e. the EUR bonds, CHF bonds and the loan with Aires International Investments Inc., and are amortized over the life of the debt using the effective interest method. The costs comprise of finder's fees of generally between 10 and

12 percent of the amount issued and costs incurred in connection with issuing the bonds, such as legal and accounting fees, stamp duty taxes. The accumulated amortization of debt issuance costs was $324,582 and $7,699 as of December 31, 2011 and December 31, 2010, respectively.

Property and equipment

Property and equipment are valued at cost less accumulated depreciation. Repair and maintenance expenses are charged to the income statement when incurred. The cost of fixed assets, including leasehold improvements are capitalized and depreciated over the following useful lives:

Land (concession)

not depreciated

IT equipment

3 years

Other equipment and furniture

5 years

Leasehold improvements

5 years

Project in process

not depreciated

The cost and the related accumulated depreciation are removed from the balance sheet at the time of the disposals.

Project in process relates to costs incurred that are directly related to the planning and construction of the hotel in the Papagayo Gulf Tourism Project of Costa Rica and are reasonably expected to be recovered from future hotel and rental operations or the sale of certain apartments.

Interest capitalization

Interest expense is capitalized on the carrying value of the construction in progress during the construction period, in accordance with ASC 835-20 ("capitalization of interest"). With respect to the construction in progress, the Company capitalized $106,000 and $0 of interest expense during the years ended December 31, 2011 and December 31, 2010, respectively.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

2.

SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The carrying value of a long-lived asset or asset group is considered to be impaired when the undiscounted expected cash flows from the asset or asset group are less than its carrying amount. In that event, an impairment loss is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined based on quoted market prices, where available, or is estimated as the present value of the expected future cash flows from the asset or asset group discounted at a rate commensurate with the risk involved. Refer to Note 4 for the discussion of the impairment recorded in the year ended

December 31, 2011.

Income taxes

The Company has not incurred current taxes on income as it has not generated taxable income in any of the jurisdictions it operates in.

Deferred taxes are calculated on the temporary differences that arise between the tax base of an asset or liability and its carrying value in the balance sheet of the Company companies prepared for consolidation purposes, with the exception of temporary differences arising on investments in foreign subsidiaries where the Company has plans to permanently reinvest profits into the foreign subsidiaries.

Deferred tax assets on tax loss carry-forwards are only recognized to the extent that it is more likely than not, that future profits will be available and the tax loss carry-forward can be utilized.

Changes to tax laws or tax rates enacted at the balance sheet date are taken into account in the determination of the applicable tax rate provided that they are likely to be applicable in the period when the deferred tax assets or tax liabilities are realized.

The Company is subject to income taxes in a number of countries. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

The Company recognizes the benefit of uncertain tax positions in the financial statements when it is more likely than not that the position will be sustained on examination by the tax authorities. The benefit recognized is the largest amount of tax benefit that is greater than 50 percent likely of being realized on settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Company adjusts its recognition of these uncertain tax benefits in the period in which new information is available impacting either the recognition of measurement of its uncertain tax position. Interest and penalties related to uncertain tax positions are recognized as income tax expense.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

2.

SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Concentration of risks

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents. Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand. Cash and cash equivalents are subject to currency exchange rate fluctuations.

Foreign Currency Translation and Transactions

The consolidated financial statements of the Company are presented in US dollars (“USD”) which is also the functional currency of the parent company. The financial position and results of operations of our foreign subsidiaries are determined using the currency of the environment in which an entity primarily generates and expends cash as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end.

Statement of operations accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income in stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in earnings.

Non-current liabilities

Non-current liabilities comprise of bonds payable in EUR and CHF, which bear fixed interest rates.

The non-current liabilities are carried at notional value.

Commissions paid to bondholders themselves are reflected as debt discounts and amortized over the term of the bond, based on the “effective interest method”.

The amortization expense is reflected in amortization of debt issuance cost and commissions.

Pension Plan

The Company maintains a pension plan covering all employees in Switzerland; it is considered a defined benefit plan and accounted in accordance with ASC 715 ("compensation - retirement benefits"). This model allocates pension costs over the service period of employees in the plan. The underlying principle is that employees render services ratably over this period, and therefore, the income statement effects of pensions should follow a similar pattern.  ASC 715 requires recognition of the funded status, or difference between the fair value of plan assets and the projected benefit obligations of the pension plan on the balance sheet, with a corresponding adjustment to accumulate other comprehensive income. If the projected benefit obligation exceeds the fair value of plan assets, then that difference or unfunded status represents the pension liability.

The Company records a net periodic pension cost in the statement of operations. The liabilities and annual income or expense of the pension plan is determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate and the long-term rate of asset return (based on the market-related value of assets). The fair values of plan assets are determined based on prevailing market prices.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

2.

SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Related parties

Parties are considered to be related if one party directly or indirectly controls, is controlled by, or is under common control with the other party, if it has an interest in the other party that gives its significant influence over the party, if it has joint control over the party, or if it is an associate or a joint venture. Senior management of the Company or close family members are also deemed to be related parties.

Earnings per Share

Basic earnings per share are calculated using the Company’s weighted-average outstanding common shares. When the effects are not anti-dilutive, diluted earnings per share is calculated using the weighted-average outstanding common shares and the dilutive effect of warrants and stock options, if any, as determined under the treasury stock method.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short term investments,

receivables from related parties, accounts payable, note payables and bonds. The fair value of these financial instruments approximate their carrying value due to the short maturities of these instruments, unless otherwise noted.

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

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

2.

SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

New accounting standards - continued

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

In December 2011, the FASB released ASU 2011−11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011−11 requires companies to provide new disclosures about offsetting and related arrangements for financial instruments and derivatives. The provisions of ASU 2011−11 are effective for annual reporting periods beginning on or after

January 1, 2013, and are required to be applied retrospectively.  When adopted, ASU 2011−11 is not expected to materially impact the Company's consolidated financial statements.

In December 2011, the FASB released ASU 2011−10, Property, Plant and Equipment (Topic 360):

Derecognition of in Substance Real Estate—a Scope Clarification (a consensus of the FASB

Emerging Issues Task Force). ASU 2011−10 clarifies when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance for

Real Estate Sale (Subtopic 360−20). The provisions of ASU 2011−10 are effective for public companies for fiscal years and interim periods within those years, beginning on or after June 15,

2012. When adopted, ASU 2011−10 is not expected to materially impact the Company's consolidated financial statements.

In December 2011, the FASB released ASU 2011−12, Comprehensive Income (Topic 220):

Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items

Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011−05.

ASU 2011−12 defers only those changes in ASU 2011−05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The provisions of

ASU 2011−12 are effective for public companies in fiscal years beginning after December 15,

2011. When adopted, ASU 2011−12 is not expected to materially impact the Company's consolidated financial statements.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

a.

Zypam Ltd., shareholder and company owned by the Company's director and chief executive officer

b.

Mr. Hans Rigendinger, shareholder and board member of SunVesta Holding AG

c.

Mr. Max Rössler, majority shareholder of Aires International Investment, Inc. (also refer to Note 7 and Note 18)

d.

Mr. Josef Mettler, shareholder, director and chief executive officer

Subsequent to December 31, 2011, those individuals detailed above signed a Guaranty Agreement.

(Refer to Note 18). Based on this guaranty agreement, management therefore believes that available funds are sufficient to finance cash flows for the twelve months subsequent to December

31, 2011 and the filing date though future anticipated cash outflows for investing activities will continue to depend on the availability of financing and can be adjusted as necessary.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

4.

PROPERTY & EQUIPMENT

December 31, 2011

December 31, 2010

Land

$

7,000,000

7,000,000

IT Equipment

185,846

185,846

Other equipment and furniture

53,440

29,979

Leasehold improvements

66,617

66,617

Construction in-process

4,382,809

2,311,276

Gross

11,688,712

9,593,718

Less accumulated depreciation

(298,432)

(271,742)

Net

$

11,390,280

9,321,976

Depreciation expenses for the year

15,990

1,240

In December 2011, the Company chose to approve the construction plans to build the Papagayo

Gulf Tourism Project. At the time the decision was made to approve these specific construction plans, as one of the alternatives available to them, management reviewed their existing property and equipment costs capitalized during which it was noted that certain costs capitalized in connection with the Papagayo Gulf Tourism Project related to a differing alternative set of construction plans for the project i.e. architecture work and certain construction plans that were significantly in excess of the amount originally expected to incur at this stage of the project. As these items are not being used in the final project they have been deemed as irrecoverable as their expenditure is not expected to generate any future cash flows and as they have no alternative use.

Management has therefore decided to write off such costs in the amount the carrying amount exceeds its fair value. The impairment loss recorded in the year ended December 31, 2011 amounted to $1,311,000.

5.

CONSTRUCTION IN PROCESS

The Company possesses a concession for a piece of land (~84,000 m2), i.e. a right to build a hotel and apartments in the “Papagayo Gulf Tourism Project”, Guanacaste, Costa Rica, which was acquired for $7 million and recorded as land in property and equipment.

The concession is a right to use the property for a specific period of time of 20 years, which thereafter will be renewed at no further cost, if the landholder is up to date with its obligations and if no significant change in government policies takes place. The current concession expires in June

2022.

The construction in process amount that was spent up to December 31, 2011 is represented primarily by architectural work related to the hotel and apartments.

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

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

7.

RECEIVABLES FROM AND NOTES TO RELATED PARTIES

The advances from (to) related parties are composed as follows:

Receivables

Payables

December

December 31,

31,

December 31,

December 31

2011

2010

2011

2010

-

-

01     Hans Rigendinger

53,212

-

02     Josef Mettler

185,759

-

-

-

03     Turan Turkay

128,539

-

-

-

04     Adrian Oehler

-

-

31,928

31,887

05     Zypam Ltd

39,118

-

-

685,621

06     Sportiva

36,872

-

-

83,000

07     Aires International

-

-

3,194,842

-

Total excluding interest

443,499

-

3,226,770

800,508

Accrued interest

-

-

62,387

10,738

Total

443,499

-

3,287,163

811,246

of which non-current

-

-

3,192,848

-

Related party

Capacity

Interest

Repayment

Security

Rate

Terms

01    Hans Rigendinger

Shareholder and board

NA

None

None

member of SunVesta

Holding AG

02    Josef Mettler

Shareholder

3.00%

12.31.2012

None

03    Turan Tokay

Shareholder

3.00%

12.31.2012

None

04    Adrian Oehler

Shareholder

3.00%

None

None

05    Zypam Ltd

Shareholder and

NA

None

None

company owned by the

Company's director and

chief executive officer

06    Sportiva

An entity owned by the

NA

None

None

Company's director and

chief executive officer

07    Aires International

See below

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

7.

RECEIVABLES FROM AND NOTES TO RELATED PARTIES - CONTINUED

Loan agreement with Aires International Investment Inc.

On July 27, 2011, SunVesta signed a loan agreement with Aires International Investments Inc., a company owned by a board member of SunVesta Holding AG, which includes the following major conditions:

▪

The lender grants SunVesta a terminable, interest bearing and non-secured loan in the maximum amount of CHF 6 million.

▪

The loan is to be paid out in various portions between September 23, 2011, and

December 9, 2011, optionally not later than February 29, 2012 with the option to exercise a conversion option.

▪

In principle, the loan will become due on September 30, 2015. This is also the latest point in time, when the lender can exercise his conversion option.

▪

The interest rate is 7.25 % and interest is due on September 30 each year.

Provided that the entire amount of CHF 6 Million is paid in, the lender has the right to convert this amount into 10% of the shares of Rich Land Investments Ltda. This conversion option is valid until

September 30, 2015.

As the conversion option is contingent upon payment of the entire amount of CHF 6 million and this contingency was not resolved as of December 31, 2011, the loan was valued at fair value,

which equals face value.

The loan agreement was amended subsequent to year end. Refer to Note 18.

The fair values of the notes payable to Aires International Investments, Inc. is classified as level 3 fair value. The fair values of the note were determined by discounting cash flow projections discounted at the respective interest rates of 7.25% which represents the current market rate based on the creditworthiness of the Company. Hence, the carrying value approximates fair value.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

8.

RELATED PARTY TRANSACTIONS

Debt Settlement Agreements

During the year ending December 31, 2010 the Company concluded debt settlement agreements.

The issuances of shares of the Company were recorded at fair value in the year ended December 31,

2010 and the difference between the carrying value of the payables and the fair value was recorded as loss on extinguishment of debt in the statement of operations for the year ended December 31,

2010.The details are as follows:

a.    A “Debt Settlement Agreement”, whereby a payable of SunVesta Holding AG to Zypam

Ltd. in the amount of USD 900,000 was settled by the issuance of 13,846,154 shares of the

Company.

b.    A “Debt Settlement Agreement”, whereby a payable by SunVesta Holding AG to H.

Rigendinger. In the amount of USD 49,990 was settled by the issuance of 769,076 shares of the Company.

Receivables from related parties

All the shareholders listed under Note 7 have – directly or indirectly - invested significant amounts of money in the Company. As a result, some of them incurred short term cash needs, which the

Company satisfied by short term advances.

Other transactions

During the year ending December 31, 2011 the Company paid and/or credited related parties with bonuses for services rendered in connection with work performed for the Papagayo Gulf Tourism project in the amount of $2,500,000, which is included in general and administrative expenses. The bonuses were granted to Zypam Ltd., a shareholder and company owned by the Company's director and chief executive officer, in the amount of $1,900,000 and to H. Rigendinger, shareholder and board member of SunVesta Holding AG, in the amount of $600,000.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

9.

NON-CURRENT LIABILITIES

SunVesta Holding AG has two bonds outstanding with the following major conditions.

Description

EUR (€) bond

CHF bond

Issuer:

SunVesta Holding AG

SunVesta Holding AG

Type of securities:

Bond in accordance with Swiss law   Bond in accordance with Swiss law

Approval by SunVesta AG BOD  May 12, 2010

June 3, 2011

Volume:

Up to € 25,000,000

Up to CHF 15,000,000

Units:

€1‘000

CHF 50,000

Offering period:

11.10.2010 – 04.30.2011

09/01/2011 – 02/28/2012

Due date:

November 30, 2013

August 31, 2015

Issuance price:

100%

100%

Issuance day::

December 1, 2010

September 1, 2011

Interest rate:

8.25% p.a.

7.25% p.a.

Interest due dates:

November 30 of each year,

August 31 of each year,

the first time 30 November 2011

the first time August 31, 2012

Applicable law:

Swiss

Swiss

The nominal amounts have changed as follows:

EUR-Bond

CHF Bond

EUR-Bond

CHF Bond

2011

2011

2010

2010

USD

USD

USD

USD

Balances January 1

265,273

-

-

-

Cash inflows

9,883,151

4,188,870

265,273

-

Foreign currency adjustments

(360,179)

(91,382)

-

-

Sub-total (Fair value)

9,788,245

4,097,488

265,273

-

Commissions paid to bondholders

(248,195)

(295,778)

-

-

Amortization of such commissions

58,487

17,188

-

-

Balance December 31, 2011 (Carrying

value

9,598,537

3,818,898

265,273

-

The fair values of the bonds payable are classified as level 3 fair value. The fair values of the bonds have been determined by discounting cash flow projections discounted at the respective interest rates of 8.25% for EUR bonds and 7.25% for CHF bonds which represent the current market rates based on the creditworthiness of the Company.  Hence, the carrying values approximate fair value.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

10.

INCOME TAXES

The components of loss before income taxes are as follows:

December 31, 2011

December 31, 2010

Domestic

(947,625)

(258,882)

Foreign

(9,435,305)

(914,410)

Loss before income tax

(10,382,930)

(1,173,292)

Income taxes relating to the Company’s operations are as follows:

December 31, 2011

December 31, 2010

Current income taxes

US Federal, state and local

-

-

Foreign

-

-

Deferred income taxes

US Federal, state and local

-

-

Foreign

-

-

Income tax expense/recovery

-

-

Income  taxes  at  the  United  States  federal  statutory  rate  compared  to  the  Company’s  income  tax expenses as reported are as follows:

December 31, 2011

December 31, 2010

Net loss before income tax

(10,328,930)

(1,173,292)

Statutory rate

35%

35%

Expected income tax recovery

(3,615,126)

(410,652)

Impact on income tax expense/recovery from

Change in valuation allowance

2,418,573

400,000

Different tax rates in foreign jurisdictions

1,113,622

-

Expiration of unused tax loss carry forwards

295,621

-

Others

(212,692)

10,652

Income tax expense

-

-

The Company’s deferred tax assets and liabilities consist of the following:

December 31, 2011

December 31, 2010

Deferred tax assets

-

-

Tax loss carry forward

(6,718,573)

(4,300,000)

Valuation allowance

(6,718,573))

(4,300,000)

Deferred tax assets/liabilities

-

-

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

10.

INCOME TAXES – CONTINUED

The Company assesses the recoverability of its deferred tax assets and, to the extent recoverability does not satisfy the “more likely than not” recognition criterion under ASC740, records a valuation allowance against its deferred tax assets. The Company considered its recent operating results and anticipated future taxable income in assessing the need for its valuation allowance.

As of December 31, 2011 and 2010, there were no known uncertain tax positions. We have not identified any tax positions for which it is reasonably possible that a significant change will occur during the next 12 months.

The Company’s operating loss carry forward of all jurisdictions expire according to the following schedule:

Domestic

Foreign

2011

-

-

2012

-

-

2013

-

3,766,686

2014

-

1,346,568

2015

-

21,286

2016

-

700,076

2017

-

587,613

2018

-

4,713,988

Beyond 2018

11,241,484

-

Total operating loss carry forwards

$

11,241,484

11,136,217

The following tax years remain subject to examination:

United States of America

Switzerland

Costa Rica*

2008

YES

NO

N/A

2009

YES

YES

N/A

2010

YES

YES

N/A

2011

YES

YES

N/A

* The Costa Rican company Rich Land Investments Ltda will become taxable only once it commences operations.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

11.

PENSION PLAN

The Company maintains a pension plan covering all employees in Switzerland; it is considered a defined benefit plan and accounted in accordance with ASC 715 ("compensation - retirement benefits"). This model allocates pension costs over the service period of employees in the plan. The underlying principle is that employees render services ratably over this period, and therefore, the income statement effects of pensions should follow a similar pattern.  ASC 715 requires recognition of the funded status, or difference between the fair value of plan assets and the projected benefit obligations of the pension plan on the balance sheet, with a corresponding adjustment to accumulated other comprehensive income. If the projected benefit obligation exceeds the fair value of plan assets, then that difference or unfunded status represents the pension liability.

The Company records a net periodic pension cost in the statement of operations. The liabilities and annual income or expense of the pension plan is determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate and the long-term rate of asset return (based on the market-related value of assets). The fair values of plan assets are determined based on prevailing market prices.

Actuarial valuation

The actuarial valuation was carried out the first time as of December 31, 2011. No previous valuations were done because management concluded that the failure did not materially impact the financial statements for the year ended December 31, 2011 and December 31, 2010, respectively.

Net periodic pension cost has been included in the Company’s results as follows:

2011

2010

Projected Benefit Obligations beginning of year    $

122,073

-

Service cost - current

101,533

-

Service cost - previous

-

-

Interest expense

3,086

-

Benefit payments and transfers

(17,774)

-

Actuarial gains/losses

319

-

Currency translation losses

-

-

Projected Benefit Obligations end of year

$

209,238

-

Fair Asset Values beginning of year

$

93,350

-

Expected returns

2,767

-

Company contributions

40,656

-

Employee contributions

40,656

-

Benefits paid and transfers

(17,774)

-

Actuarial gains/losses

(958)

-

Currency translation losses

-

-

Fair Asset Value of assets end of year

$

158,897

-

Net liabilities

$

(50,341)

-

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

11.

PENSION PLAN - CONTINUED

The following were the primary assumptions:

December 31, 2011

December 31, 2010

Assumptions at year end

Discount rate

2.50%

-

Expected rate of return on plan assets

3.00%

-

Future salary increases

1.50%

-

Future pension increases

1.50%

-

Future benefits, to the extent that they are based on compensation, include salary increases, as presented above, consistent with past experiences and estimates of future increases in the Swiss labor market.

Net periodic pension cost has been included in the Company’s results as follows:

December 31, 2011

December 31, 2010

Pension expense

Current service cost

$

101,533

-

Past service cost

-

-

Interest cost

3,086

-

Expected return on assets

(2,767)

-

Employee contributions

(40,656)

-

Net periodic pension cost

$

61,196

-

During the twelve-month periods ended December 31, 2011 and December 31, 2010 the Company made cash contributions of $40,000 and $0, respectively, to its defined benefit pension plan.

All of the assets are held under the collective contract by the plan’s re-insurer Company and are invested in a mix of Swiss and international bond and equity securities within the limits prescribed by the Swiss Pension Law.

The expected future cash flows to be paid by the Company in respect of employer contributions to the pension plan for the year ended December 31, 2012 are $40,000.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

12.

AGREEMENT TO PURCHASE A NEIGBORING PIECE OF LAND

In 2010 SunVesta Holding AG concluded a sale and purchase agreement with a company called

DIA S.A. (“DIA”), being domiciled in San José, Costa Rica. The scope is the acquisition of a neighboring piece of land with approximately 120,000 m2 having direct beach access through acquisition of 100% of the shares of Altos del Risco S.A. shares of DIA. The total purchase consideration is $12.5 million. Upon payment of the entire amount, ownership will be transferred to the Company. As at December 31, 2011 and December 31, 2010, $3.1 million and $0 has been paid, respectively.

The sixth addendum dated November 12, 2012, stipulates that:

▪

$8.5 million has been paid

▪

$4.0 million has still to be paid

The current contractual situation does not call for any penalties. The purchase of the neighbouring piece of land is expected to be completed during the 1st quarter of 2013.

13.

FUTURE LEASE COMMITMENTS

Since January 1, 2010 the Company has had a sub-rental agreement for its Swiss office with a related party called “Sportiva”. The annual sub-rental expense is approx. $80,000. The sub-rental agreement is concluded for an undetermined period of time, however, there is a verbal agreement to maintain the agreement at least until December 31, 2013.

Subsequent to the period, on December 1, 2012, the Company entered into a new lease agreement for the premises for its Swiss office with an unrelated entity. The annual rental expense amounts to

approximately   $130,000 on a fixed term expiring on December 31, 2017.

14.

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

December 31, 2011 and 2010

15.

WINGFIELD CORPORATION INC.

On August 31, 2009 the Company concluded a development agreement with WingField

Corporation Inc. (“WingField”), which included various services to be provided by WingField. A major item was the procurement of a management contract for the management of the planned resort in Guanacaste, Costa Rica. The management agreement with Meliá Hotel International, S.A.

in the first quarter of 2011 satisfied this item. The Company has since decided to build up its own internal project organisation and consequently reached an agreement with Wingfield in October

2011 to terminate the development agreement by paying a flat remuneration of $2,500,000,

including a “finders fee” which is recorded in general and administrative expense in the year ended

December 31, 2011.

16.

MANGEMENT AGREEMENT WITH MELIÁ HOTELS & RESORTS

In March 2011 the Company concluded a management agreement with Meliá Hotel International,

S.A. for the management of the planned resort in Guanacaste, Costa Rica. This agreement includes clause that provides that if the Company is unable to conclude the purchase of the property described in Note 12 by November 30, 2011, a penalty of $1,000,000 would become due to Meliá

Hotel International, S.A. Subsequent to year end the maturity date of this penalty has been extended to June 30, 2012. The Company recorded a liability in the full amount as of December 31, 2011 with the corresponing expense recroded  in general and administrative expense in the year ended

December 31, 2011. Any future reduction or elimination of this obligation would be accounted for as a contingent gain and will be recorded at such time as an agreement is finalized.

The Company is yet to conclude the purchase of the property described in Note 12 and is presently negotiating with Meliá Hotel International, S.A.  to include an addendum to the management agreement that would circumvent this penalty.

17.

SEGMENT INFORMATION

The chief operating decision maker (“CODM”) is the Company CEO. Neither the CODM nor the

Directors receive disaggregated financial information about the locations in which project development is occurring. Therefore, the Company considers that it has only one reporting segment.

The following table presents the Company’s tangible fixed assets by geographic region:

December 31, 2011

December 31, 2010

Location of tangible assets

Switzerland

$

7,471

-

Costa Rica

11,382,809

9,321,976

Total

$

11,390,280

9,321,976

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

18.

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

A cumulative amount of € 10.9 million ($ 14.5 million) has been realized by the Company from the initial date up to the date of this filing.

CHF Bond Offering

The Company initiated a CHF bond offering on September 1, 2011 of up to CHF 15,000,000 in units of CHF 50,000 that bear 7.25 % interest per annum payable each August 31 over the term of the bonds due August 31, 2015.

A cumulative amount of CHF 5.5 million ($ 5.9 million) has been realized by the Company from the initial date up to the date of this filing.

Intention to purchase two additional concession properties at Polo Papagayo, Guanacaste

On April 20, 2012, the Company entered into an agreement to purchase two additional concession properties located at Polo Papagayo, Guanacaste, with a total surface of approximately 230,000 square meters for a price of $22,895,806, whereof fifty percent is to be paid in cash and the other fifty percent in ten percent equity of La Punta (the concession properties in Polo Papagayo) and five percent in equity of Paradisus Papagayo Bay Resort & Luxury Villas (the hotel currently under construction), both located in Costa Rica. The payment schedule is as follows:

$0.5 million is required as a cash payment by May 16, 2012

$5.0 million is required as a cash payment by August 31, 2012

$5.698 million is required as a cash payment by January 31, 2013

Equity is required to be transferred upon final payment

If the Company elects not to proceed with the purchase, the purchaser is in default and will lose its funds on deposit.

On November 13, 2012 the above agreement was amended to decrease the total purchase price to

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

December 31, 2011 and 2010

18.

SUBSEQUENT EVENTS - CONTINUED

Advisory service agreements

In order to raise the necessary funds for the completion of the project, various advisory service agreements have been concluded, both in Europe as well as Central America. In addition, a

European rating agency has been engaged in order to receive a rating.

While the basic cost for the advisory services are not significant, the actual funding will be accompanied by costs (finders’ fees).

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

The Company and Aires are currently negotiating a revised conversion option to replace the one stated above. The major contemplated change is that Aires International will convert its receivable into preferred shares of shares of the Company with a fixed interest payment with the option to convert into shares of the Company’s common stock at a discount to market within a limited time frame. The parties are yet to come to an agreement.

As of the date of this report the Company has borrowed CHF 11.8 million ($12,900,000) from the

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

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

18.

SUBSEQUENT EVENTS - CONTINUED

Guaranty Agreement

On July 16, 2012, certain principal shareholders of the Company or principal lenders to the project entered into a guaranty agreement in favor of SunVesta AG. The purpose of the guarantee is to ensure that until such time as financing is secured for the entire project that they will act as a guarantor to creditors to the extent of the project’s ongoing capital requirements. The guaranty agreement requires that within 30 days of receiving a demand notice, the guarantors are required to pay to SunVesta AG that amount required for ongoing capital requirements, until such time as financing of the project is secured. The guaranty may not be terminated until such time as

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

Notwithstanding all other factors, the Company may terminate this agreement, within a due diligence period, if it is not satisfied with the property after an examination of the assets.

The agreement includes a non-refundable deposit of $250,000.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

19.

UNAUDITED QUARTERLY FINANCIAL DATA

During the three month period ended September 30, 2011 the Company reversed a previous interest of $217,750 due to the fact that the Company initially intended to pay interest expense starting from the EUR bond offering date (Dec 1, 2010) as opposed to the bond issuance dates. However, during the three month period ended September 30, 2011, the Company's board of directors changed its policy and reversed the interest accrued for the period from the bond offering date to the respective bond issuance dates. The Company decided to record this change in policy retrospectively as an error since there was no contractual obligation to pay interest from the bond issuance date.

Management has concluded that the impact of the error is not material to the previously filed quarterly reports for the quarters ended March 31, 2011 and June 30, 2011 and therefore does not plan to file amendments to the previously filed quarterly reports on Form 10-Q for those periods.

Instead the comparatives for the quarterly reports filed for the quarters ended June 30, 2012 will be updated to reflect the restatement recorded in the three months period ended June 30, 2011. The table below summarizes the impact of the restatement, which will be reported when the relevant quarterly report is filed in 2012.

2011

2011

2010

2010

As reported

As restated

As reported

As restated

Quarter ended March 31

Loss from operations

$

(444,002)

$

(158,104)

Interest expense

$

(33,626)

$

(10,011)

Net loss

$

(477,628)

$

(426,997)

Basic and diluted loss per share    $

(0.01)

$

(0.01)

Quarter ended June 30

Loss from operations

$     (2,034,752)

$

(253,011)

Interest expense

$

(268,690)    $

(50,940)    $

(9,308)

Net loss

$     (2,689,085)    $    (2,471,335)    $

(262,319)

Basic and diluted loss per share    $

(0.05)    $

(0.04)    $

(0.00)

Quarter ended September 30

Loss from operations

$     (1,079,389)

$

(309,055)

Interest expense

$

(115,677)

$

(8,406)

Net loss

$     (1,087,665)

$

(317,461)

Basic and diluted loss per share    $

(0.02)

$

(0.01)

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

Management's Annual Report on Internal Control over Financial Reporting

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the

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

(GAAP).  Internal control over financial reporting includes those policies and procedures that:

     Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

     Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

     Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition,

use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated

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

Lack of Appropriate Independent Oversight.  The board of directors has not provided an appropriate level of oversight of the Company’s consolidated financial reporting and procedures for internal control over financial reporting since there was, over the annual period, only one director who also acts as the

Company’s sole executive officer, that cannot provide an appropriate level of oversight, including challenging management’s accounting for and reporting of transactions due to his dual roles within management. This control deficiency resulted in some audit adjustments to our 2011 annual financial statements. Accordingly we have determined that this control deficiency constitutes a material weakness.

Failure to Segregate Duties. Management has not maintained any segregation of duties within the

Company due to its reliance on a single individual to fill the role of the board of directors, chief executive officer, chief financial officer and principal accounting officer.  This control deficiency resulted in some audit adjustments to our 2011 annual financial statements. Accordingly we have determined that this control deficiency constitutes a material weakness.

Sufficiency of Accounting Resources.  The Company had limited internal accounting personnel to prepare its financial statements, including the consolidation of the Company and its subsidiaries. This control deficiency resulted in certain errors in the consolidation of the Company and its subsidiaries that were not detected by the Company’s internal control over financial reporting.

Lack of US GAAP knowledge.  The Company's limited internal accounting personnel who prepares the financial statements, including the consolidation of the Company and its subsidiaries does not have the resources to stay current on current US GAAP developments. This control deficiency resulted in certain errors in the financial reporting of the Company that were not detected by the Company’s internal control over financial reporting.

As a result of the material weaknesses in internal control over financial reporting described above, the

Company’s management has concluded that, as of December 31, 2011, that the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO. The Company intends to remedy its material weaknesses by:

     Forming an audit committee made up of independent directors that will oversee management (we have begun this process by seeking out individuals who might act as independent directors).

     Engaging an individual to serve as chief financial officer and principal accounting officer to segregate the duties of chief executive officer and chief financial officer (our chief executive officer is in the process of seeking out an individual willing to serve as chief financial officer and principal accounting officer).

     The Company has, subsequent to period end, engaged consultants to address the issue of sufficient accounting resources and the availability of having adequate US GAAP knowledge.

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

Changes in Internal Controls over Financial Reporting

During the fiscal quarter ended December 31, 2011, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of the director and executive officers of the

Company:

Name

Age

Year

Positions Held

Appointed

Josef Mettler

52

2008

CEO, CFO, PAO and Director

Hans Rigendinger

67

2013

COO and Director

Josef Mettler was appointed chief executive officer, chief financial officer, principal accounting officer,

and director on September 16, 2008.

Mr. Mettler also serves as a director of SunVesta Holding AG, a wholly owned subsidiary of the Company.

Business Experience

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

Officer and Director Responsibilities and Qualifications

Mr. Mettler is responsible for the overall management of the Company and is involved in many of its day-to-day operations, finance and administration.

Mr. Mettler earned a BA in Economics from OEKREAL Business & Management School, Zurich

(Switzerland). He also graduated as a Business Data Processing Specialist.

Other Public Company Directorships in the Last Five Years

None.

Hans Rigendinger was appointed as chief operating officer and as a director on January 1, 2013.

Mr. Rigendinger also serves as a director of SunVesta Holding AG, a wholly owned subsidiary of the

Company.

Business Experience

Since early 1972 to present, Mr. Rigendinger has led his own engineering firm in the planning and implementation of a variety of commercial projects employing a staff of up to 40 employees. Over this time span Mr. Rigendinger and his company have been responsible for the planning and implementation of over

300 bridge structures, approximately 500 buildings and a few dozen large industrial plants. Since 1995, Mr.

Rigendinger has been involved in several real estate projects that have included commercial, residential and tourist properties. He has also spent the last 15 years supporting the development and expansion of an industrial waste glass recycling company. Mr. Rigendinger has been actively involved in the development of SunVesta AG since 2007.

Officer and Director Responsibilities and Qualifications

Mr. Rigendinger’s knowledge, experience and solid know-how in the field of civil engineering and real estate is extremely valuable to the Company’s operations as it moves forward with the development of the

Paradisus Papagayo Bay Resort & Luxury Villas.

Mr. Rigendinger earned a Masters Degree in Civil Engineering, with an emphasis on supporting structures and foundations (Civil and Structural Engineering) at the Swiss Federal Institute of Technology in 1969.

Other Public Company Directorships in the Last Five Years

None.

Family Relationships

Not applicable as we have only individual serving as an officer and director.

Involvement in Certain Legal Proceedings

During the past ten years there are no events that occurred related to an involvement in legal proceedings that are material to an evaluation of the ability or integrity of the Company’s directors, or persons nominated to become directors or executive officers.

Term of Office

Our directors were appointed for a one (1) year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers were appointed by our board of directors and will hold office until removed by the board.

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

December 31, 2011 failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act.

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

Director Compensation

Our  directors  are  currently not  reimbursed  for  out-of-pocket  costs  incurred  in  attending  meetings  and  are not  compensated  for  services  as  a  director.  The  Company has  compensated  directors  in  the  past  and  may adopt additional provisions for compensating directors for their services in the future.

ITEM 11.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Our chief executive officer has an employment agreement with our wholly owned subsidiary SunVesta

Project & Management AG pursuant to which he receives a salary and entitles him to a bonus for his service to the Company in addition to certain benefits including car allowances, housing allowances, and representation allowances. The employment contract was entered into as of January 1, 2011 and has no fixed term being mutually cancellable by either party with notice periods that range from 2 to 6 months,

depending on the length of services. The compensation package is deemed appropriate for our sole executive officer and was determined in accordance with compensatory packages similar to other development stage companies. While have determined that our current approach to compensation is appropriate at this time though we expect to expand our compensation program at some future time to include participation in a stock option plan as the Company realizes its objectives.

For the year ended December 31, 2011 $2,360,000 was paid in salary, a bonus and benefits to retain our executive officer as compared to $0 for the year ended December 31, 2010. An extraordinary bonus of

$1,900,000 was paid to Zypam Ltd., a company owned by Mr. Mettler, by SunVesta Holding AG as part of his compensation package for the year ended 2011. The bonus payment was authorized by the SunVesta

Holding AG board of directors and paid to Zypam Ltd. for services rendered in maintaining the Company through a difficult period and assisting with the transition of its business plan to secure Mélia Hotel

International, S.A. to manage the Paradisus Papagayo Bay Resort & Luxury Villas on completion. The level of compensation paid to Mr. Mettler in 2010 was limited, in part, by the availability of funds to properly compensate him and relied upon his vested interest as a shareholder.

The  following  table  provides  summary  information  for  the  years  ended  December  31,  2011  and  2010 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000:

Summary Compensation Table

Name and

Year

Salary

Bonus

Stock

Option

Non-Equity

Change in

All Other

Total

Principal

($)

($)

Awards      Awards

Incentive Plan

Pension Value

Compensation

($)

Position

($)

($)

Compensation

and Nonqualified

($)

($)

Deferred

Compensation

($)

Josef

2011

400,000

1,900,000*

-

-

-

-

60,000

2,360,000

Mettler

2010

-

-

-

-

-

-

-

-

CEO, CFO,

PAO

* Paid to Zypam Ltd, a company owned by Mr. Mettler

We have no outstanding option or stock award plans as of December 31, 2011.

We have no agreement that provides for payments to our executive officer at, following, or in connection with the resignation, retirement or other termination, or a change in control of the Company or a change in our executive officer's responsibilities following a change in control.

We have no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement except that we do maintain a pension plan covering all employees in Switzerland. Our model allocates pension costs over the service period of employees in the plan.

The following table provides summary information for the year ended December 31, 2011 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of its directors.

Summary Compensation Table

Name

Fees earned or     Stock

Option

Non-equity

Nonqualified

All other

Total

paid in cash

awards

Awards

incentive plan

deferred

compensation      ($)

($)

($)

($)

compensation

compensation      ($)

($)

($)

Josef Mettler

-

-

-

-

-

-

-

Subsequent to period end, on January 1, 2013, the Company entered into an employment agreement with

Mr. Rigendinger in connection with his appointment as chief operating officer for an initial three year term and his appointment to the Company’s board of directors. The compensatory terms of the employment agreement include a signing bonus payable in shares, a base salary, a retention bonus payable in shares per annum and the grant of stock options that vest according to the achievement of certain milestones anticipated over the term of the employment agreement.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s 57,592,186 shares of common stock issued and outstanding as of February 14, 2013 with respect to: (i) all directors; (ii)

each person known by us to be the beneficial owner of more than five percent of our common stock; and

(iii) our directors and executive officers as a group.

Names and Addresses of Managers

and Beneficial Owners

Title of Class

Number of

Percent of

Shares

Class

Joseph Mettler

CEO, CFO, PAO and Director

97 Seestrasse, CH-8942

Common

3,191,514***

5.5%

Oberrieden, Switzerland

Hans Rigendinger*

COO and Director

Hartbertstrasse 11, CH-7000

Common

3,510,000

6.1%

Chur, Switzerland

Officer and directors (2) as a group

Common

6,701,514

11.6%

Zypam Ltd.**

Jasmin Court 35A, Regent Street

Common

2,418,180

4.2%

P.O. Box 1777, Belize City, Belize

*

Hans Rigendinger was appointed to our board of directors on January 1, 2013. Mr. Rigendinger in addition to his stock equity position holds 10,000,000 stock options with an exercise price of $0.05 subject to vesting based on certain milestones.

**

Zypam Ltd. is managed and owned by Josef Mettler, an  executive officer and director of the Company.

***

Includes the 2,418,180 number of shares held by Zypam Ltd.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND

DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Neither our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse,

parents, children, siblings, and in−laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year or in any presently proposed transaction which, in either case, has or will materially affect us except as follows:

Agreements

The Company maintains its executive offices on a month to month lease basis with Sportiva AG, for which

Josef Mettler, our chief executive officer, chief financial officer and principal accounting officer, is an officer, shareholder and director of Sportiva. The Company recognized lease expenses of $83,000 and

$83,000 for the years ended December 31, 2011 and 2010, respectively, for the use of this office and owed unpaid lease payments of approximately $0, and $83,000 as of December 31, 2011 and 2010, respectively.

The Company’s wholly owned subsidiary SunVesta Project & Management AG has entered into an employment agreement dated January 1, 2011 with Josef Mettler, our sole executive officer, pursuant to which he receives a salary and is entitled to a bonus for his service in addition to certain benefits including car allowances, housing allowances, and representation allowances. The employment contract has no fixed term being mutually cancellable by either party with notice periods that range from 2 to 6 months,

depending on the length of services.

Subsequent to the period end, the Company’s wholly owned subsidiary SunVesta Holding AG entered into a Guaranty Agreement  dated July 16, 2012 with Josef Mettler, Hans Rigendinger and Max Rösller, the principal owner of Aires International, Inc., pursuant to which agreement said individuals personally guaranteed that until such time as financing is secured for the completion of the Paradisus Papagayo Bay

Resort & Luxury Villas that they collectively will act as a guarantor to creditors to the extent of the project’s ongoing capital requirements. The guaranty agreement requires that within 30 days of receiving a demand notice, the guarantors are required to pay to SunVesta Project & Management AG that amount required for ongoing capital requirements, until such time as financing of the project is secured. The guaranty may not be terminated until such time as SunVesta Holding AG has secured financing for the completion of the project.

Subsequent to the period end, the Company entered into an employment agreement dated January 1, 2013 with Hans Rigendinger in connection with this engagement as chief operating officer for an initial three year term and his appointment to the Company’s board of directors. The compensatory terms of the employment agreement include a signing bonus payable of 3,500,000 shares, a base salary of $5,000 a month, a retention bonus payable in shares per annum of 2,500,000 shares and the grant of 10,000,000 stock options with an exercise price of $0.05 that vest according to the achievement of certain milestones anticipated over the term of the employment agreement.

Compensation

The Company, through its wholly owned subsidiary, SunVesta Holding AG, paid a bonus in the amount of

$1,900,000 to Zypam Ltd. in the period ended December 31, 2011 for services rendered in connection with work performed for the Papagayo Gulf Tourism project. Mr. Mettler, our chief executive officer, chief financial officer and principal accounting officer, is an officer, shareholder and director of Zypam. The bonus was authorized by SunVesta Holding AG’s board of directors. Mr. Mettler recused himself from any discussion, as a member of the board of directors of SunVesta AG, related to the payment of the bonus to

Zypam.

The Company, through its wholly owned subsidiary, SunVesta Holding AG, paid a bonus in the amount of

$600,000 to Hans Rigendinger in the period ended December 31, 2011 for services rendered in connection with work performed for the Papagayo Gulf Tourism project. Mr. Rigendinger is a director of SunVesta

AG. The bonus was authorized by SunVesta AG’s board of directors. Mr. Rigendinger recused himself from any discussion, as a member of the board of directors of SunVesta AG, related to the payment of the bonus to him.

Indebtedness

Receivables

Name

Nature of

Largest aggregate      Nature of the

Amount

Interest

Accrued

relationship

amount of

indebtedness

currently

Rate

Interest

indebtedness

and transaction

outstanding

outstanding

Josef Mettler

Chief Executive

$185,759

Advance

$0

3%

$0

Officer, Chief

Financial Officer,

Director

Turan Turkay

Shareholder

$128,539

Advance

$0

3%

$0

Payables

Name

Nature of

Largest aggregate      Nature of the

Amount

Interest

Accrued

relationship

amount of

indebtedness

currently

Rate

Interest

indebtedness

and transaction

outstanding

outstanding

Aires

Shareholder

$12,900,000

Line of credit

$10,400,000

7.25%

$565,000

International

beneficial owner of

Investments, Inc.      Aires

Director Independence

The Company is quoted on the Over the Counter Pink Sheets inter-dealer quotation system, which does not have director independence requirements. However, for purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). NASDAQ Rule 4200(a)(15) states that a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we do not consider either of our directors independent.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees and Services

BDO Visura International AG (“BDO”) and Pritchett, Siler & Hardy (“Pritchett”) have provided audits of our annual financial statements and a review of our quarterly financial statements for the periods ended

December 31, 2011 and December 31, 2010 respectively. The following is an aggregate of fees billed during each of the last fiscal years for professional services rendered by each of our principal accountants.

BDO Fees and Services

2011

Audit fees

$

215,000

Audit-related fees

-

Tax fees - preparation and filing of three major tax-related forms and tax planning.

-

All other fees - other services provided by our principal accountants.

-

Total fees paid or accrued to our principal accountants

$

215,000

Pritchett Fees and Services

2010

Audit fees

$

33,979

Audit-related fees

-

Tax fees - preparation and filing of three major tax-related forms and tax planning.

-

All other fees - other services provided by our principal accountants.

-

Total fees paid or accrued to our principal accountants

$

33,979

Audit Committee Pre-Approval

We do not have a standing audit committee. Therefore, all services provided to us by BDO and Pritchett, as detailed above, were pre-approved by our board of directors. BDO and Pritchett performed all work with their permanent full-time employees.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages

F-1 through F-29, and are included as part of this Form 10-K:

Financial Statements of the Company for the years ended December 31, 2011 and 2010:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 35 of this Form 10-K, and are incorporated herein by this reference.

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

February 14, 2013

Josef Mettler

Chief Executive Officer, Chief Financial Officer

Principal Accounting Officer and Director

/s/ Hans Rigendinger

February 14, 2013

Hans Rigendinger

Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Josef Mettler

Director, Chief Executive Officer,

February 14, 2013

Josef Mettler

Chief Financial Officer, and

Principal Accounting Officer

/s/ Hans Rigendinger

Director, Chief Operating Officer

February 14, 2013

Hans Rigendinger

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

10.7

Employment Agreement dated January 1, 2001 between the SunVesta Projects & Management AG and Josef Mettler.

10.8

Guaranty Agreement dated July 16, 2012 between SunVesta Holding AG, Josef Mettler, Hans

Rigendinger and Max Rössler.

10.9*

Employment Agreement dated January 1, 2013 between the Company and Hans Rigendinger

(incorporated by reference to the Form 8-K filed with the Commission on February 4, 2013.

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

101. INS

XBRL Instance Document†

101. PRE

XBRL Taxonomy Extension Presentation Linkbase†

101. LAB

XBRL Taxonomy Extension Label Linkbase†

101. DEF

XBRL Taxonomy Extension Label Linkbase†

101. CAL

XBRL Taxonomy Extension Label Linkbase†

101. SCH

XBRL Taxonomy Extension Schema†

*

Incorporated by reference to previous filings of the Company.

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