Form 10-K/A
period 2011-12-31
SUNVESTA, INC.
filed 2013-02-22
CIK 1060409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

12b-2 of the Exchange Act. Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant's common stock, $0.01 par value (the only class of voting stock), held by non-affiliates

(50,890,672 shares) was approximately $3,562,347 based on the closing price ($0.07 ) for the common stock on February 21, 2013.

At February 22, 2013 the number of shares outstanding of the registrant's common stock, $0.01 par value (the only class of voting stock), was 57,092,186.

TABLE OF CONTENTS

PART I

Item1.

Business

4

Item 1A.

Risk Factors

12

Item 1B.

Unresolved Staff Comments

12

Item 2.

Properties

13

Item 3.

Legal Proceedings

14

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of

15

Equity Securities

Item 6.

Selected Financial Data

16

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of  Operations

16

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

22

Item 8.

Financial Statements and Supplementary Data

22

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

23

Item 9A.

Controls and Procedures

23

Item 9B.

Other Information

25

PART III

Item 10.

Directors, Executive Officers, and Corporate Governance

26

Item 11.

Executive Compensation

28

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

30

Matters

Item 13.

Certain Relationships and Related Transactions, and Director Independence

30

Item 14.

Principal Accountant Fees and Services

33

PART IV

Item 15.

Exhibits, Financial Statement Schedules

34

Signatures

35

EXPLANATORY NOTE

The Company’s Form 10-K for the period ended December 31, 2011, filed on February 14, 2013 (the

“Original Filing”) has been amended hereby in its entirety on Form 10-K/A (this “Amendment”) to append those XBRL files that inadvertently were left off the Original Filing due to a software error.

Unless indicated otherwise, the disclosures in this Amendment continue to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events,

results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the

Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. This Amendment should be read in conjunction with the

Company’s filings made with the Securities and Exchange Commission (“Commission”) subsequent to the

Original Filing, including any amendments to those filings.

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

Local municipal governments often require a ruling from SETENA before issuing building permits. Any larger project in Costa Rica must apply for an Environmental Impact Statement from SETENA before development is permitted. Delays associated with this process would have a negative impact on the Company's project in Guanacaste Province.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s 57,592,186 shares of common stock issued and outstanding as of February 22, 2013 with respect to: (i) all directors; (ii)

each person known by us to be the beneficial owner of more than five percent of our common stock; and

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

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 36 of this Form 10-K, and are incorporated herein by this reference.

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

February 22, 2013

Josef Mettler

Chief Executive Officer, Chief Financial Officer

Principal Accounting Officer and Director

/s/ Hans Rigendinger

February 22, 2013

Hans Rigendinger

Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Josef Mettler

Director, Chief Executive Officer,

February 22, 2013

Josef Mettler

Chief Financial Officer, and

Principal Accounting Officer

/s/ Hans Rigendinger

Director, Chief Operating Officer

February 22, 2013

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

Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections