Form 10-Q
period 2013-03-31
SUNVESTA, INC.
filed 2013-04-18
CIK 1060409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012.

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

Act). Yes ☐ No ☑

Indicate  the  number  of  shares  outstanding  of  each  of  the  issuer’s  classes  of  common  stock,  as  of  the  latest practicable  date.  The  number  of  shares  outstanding  of  the  issuer’s  common  stock,  $0.01  par  value  (the  only class of voting stock), at April 15, 2013, was 75,041,603.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Consolidated Balance Sheets as of March 31, 2012 (Unaudited)  and December 31,

4

2011

Unaudited  Consolidated Statements of Operations and Comprehensive Loss for the

5

three months ended March 31, 2012 and March 31, 2011 and cumulative amounts

Unaudited  Consolidated Statements of  Stockholders’ Equity (Deficit)

6

Unaudited  Consolidated Statements of Cash Flows for the three months ended

7

March 31, 2012 and March 31, 2011 and cumulative amounts

Notes to Unaudited  Consolidated Financial Statements

8

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of

24

Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

33

Item 4.

Controls and Procedures

34

PART II-OTHER INFORMATION

Item 1.

Legal Proceedings

35

Item 1A.

Risk Factors

35

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

35

Item 3.

Defaults Upon Senior Securities

35

Item 4.

Mine Safety Disclosures

35

Item 5.

Other Information

35

Item 6.

Exhibits

35

Signatures

36

Index to Exhibits

37

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

SUNVESTA, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

March 31, 2012

December 31, 2011

Assets

(Unaudited)

Current assets

Cash and cash equivalents

$

184,613

505,500

Short term investments

0

75,000

Other assets

21,901

7,775

Receivables from related parties

554,705

443,499

Total current assets

761,219

1,031,774

Non-current assets

Property and equipment - net

12,370,324

11,390,280

Debt issuance cost - net

1,751,540

1,511,759

Down payment for property and equipment

4,400,140

3,100,057

Others

249,135

241,500

Receivables from related parties

613,260

0

Total non-current assets

19,384,399

16,243,596

Total assets

$

20,145,618

17,275,370

Liabilities and stockholders' equity (deficit)

Current liabilities

Accounts payable

$

1,440,242

1,401,137

Accrued expenses

2,486,326

2,421,864

Notes payable to related parties

1,039,308

94,315

Total current liabilities

4,965,876

3,917,316

Non-current liabilities

EUR-Bond

10,517,908

9,598,537

CHF-Bond

5,454,430

3,818,898

Notes payable to related parties

4,584,159

3,192,848

Pension liabilities

63,115

50,341

Total non-current liabilities

20,619,612

16,660,624

Total liabilities

$

25,585,488

20,577,940

Stockholders' equity (deficit)

Preferred stock, $0.01 par value;

50,000,000 share authorized

no shares issued and outstanding

-

-

Common stock, $0.01 par value;

200,000,000 share authorized;

54,092,186 shares issued and outstanding

$

540,922

540,922

Additional paid-in capital

18,728,391

18,728,391

Accumulated other comprehensive loss

(840,652)

(37,877)

Retained earnings prior to development stage

1,602

1,602

Deficit accumulated during the development stage

(23,846,378)

(22,511,853)

Treasury stock, 157,220 and 157,220 shares

(23,755)

(23,755)

Total stockholders' equity (deficit)

(5,439,870)

(3,302,570)

Total liabilities and stockholders' equity (deficit)

$

20,145,618

17,275,370

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Three months

Cumulative*

ended March 31,

Amounts

2012

2011

(Unaudited)

(Unaudited)

(Unaudited)

Revenues

Revenues, net

$

-

-

-

Cost of revenues

-

-

-

Gross profit

-

-

-

Operating expenses

General and administrative expenses

$

(971,627)

(438,018)

(17,713,869)

Sales and marketing

-

(5,984)

(480,872)

Impairment on property and equipment

-

0

(1,311,000)

Total operating expenses

$

(971,627)

(444,002)

(19,505,741)

Loss from operations

$

(971,627)

(444,002)

(19,505,741)

Other income / - expenses

Loss on disposals of assets

$

-

-

(3,258)

Loss on sale of investments

-

-

(1,137,158)

Loss on extinguishment of debt

-

-

(1,806,758)

Interest income

3,060

-

69,941

Interest expense

(280,995)

(33,626)

(1,244,841)

Amortization  of  debt  issuance  cost  and

commissions

(229,288)

-

(604,658)

Exchange differences

130,272

-

299,508

Other income / - expenses

14,053

-

86,588

Total other income / - expenses

$

(362,898)

(33,626)

(4,340,636)

Loss before income taxes

$     (1,334,525)

(477,628)

(23,846,377)

Income taxes

-

-

-

Net loss

$      (1,334,525)

(477,628)

(23,846,377)

Comprehensive loss:

Foreign currency translation

(802,775)

(83,074)

(819,652)

Comprehensive loss

$

(2,137,300)

(560,702)

(24,666,030)

Loss per common share

Basic and diluted

$

(0.02)

(0.01)

Weighted average common shares

Basic and diluted

54,092,186

54,092,186

* Cumulative: January 1, 2005 (date of inception) to March 31, 2012

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

January 1, 2005 (Date of Inception) to March 31, 2012

Common

Additional Paid

Accumulated

Prior Earnings

Deficit Accumulated

Treasury Stock

Total

Stock

in Capital

Other

During Development

Stockholders’

Comprehensive

Stage

Equity (Deficit)

Income (Loss)

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

(22,511,853)      $

(23,755)

$

(3,302,570)

Net loss

-

-

-

-

(1,334,525)

-

(1,334,525)

Translation adjustments

-

-

(802,775)

-

-

-

(802,775)

March 31, 2012

$

540,922      $

18,728,391      $

(840,652)      $

1,602      $

(23,846,378)      $

(23,755)

$

(5,439,870)

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

January 1 to

January 1 to

Cumulative *

March 31, 2012

March 31, 2011

Amounts

(Unaudited)

(Unaudited)

(Unaudited)

Cash flows from operating activities

Net loss

$

(1,334,525)

(477,628)

(23,846,377)

Adjustments to reconcile net loss to net cash

Depreciation and amortization

22,443

689

311,178

Amortization of debt issuance cost and commissions

229,288

19,383

612,357

Unrealized exchange differences

(130,272)

-

(299,508)

Impairment of property and equipment

-

-

1,311,000

Other income / expenses

(60,701)

-

(60,701)

Stock compensation expense

-

-

107,269

Loss on securities acquired as deposit on stock

-

-

1,008,324

Loss on disposal of assets

-

-

3,258

Loss on extinguishment of debt

-

-

1,806,758

Increase in pension fund commitments

12,774

-

63,115

- Increase / decrease in:

Other current assets

(14,126)

7,616

(22,730)

Accounts payable

39,106

160,191

1,976,059

Accrued expenses

64,462

16,943

2,889,056

Net cash used in operating activities

(1,171,550)

(272,806)

(14,140,942)

Cash flows from investing activities

Proceeds from securities available-for-sale

-

-

1,740,381

Short term investments

75,000

-

0

Other receivables related parties

(673,293)

-

(1,116,792)

Purchase of property and equipment

(1,002,487)

(129,804)

(14,203,267)

Down payments on purchase of investment

(1,300,082)

-

(4,400,139)

Other non-current assets

-

-

(241,500)

Net cash used in investing activities

(2,900,862)

(129,804)

(18,221,317)

Cash flows from financing activities

Net proceeds from deposit on stock

-

-

3,664,417

Proceeds from stock issuance

-

-

300,000

Proceeds from notes payable related parties

2,178,258

135,957

16,327,550

Repayment of notes payable related parties

-

-

(778,243)

Advances from third parties

-

-

700,000

Note payable

-

-

(714,819)

Proceeds from bond issuance, net of commissions

1,871,681

397,656

16,208,975

Payment for debt issuance costs

(316,189)

-

(2,506,480)

Purchase of treasury stock

-

-

(23,755)

Net cash provided by financing activities

3,733,750

533,613

33,177,646

Effect of exchange rate changes

17,775

(64,929)

(631,329)

Net increase / - decrease in cash

(320,887)

66,074

184,058

Cash, beginning of period

505,500

44,018

555

Cash, end of period

$

184,613

110,092

184,613

Additional information

Interest paid

-

-

Income taxes paid

-

-

* Cumulative: January 1, 2005 (date of inception) to March 31, 2012

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

1.

CORPORATE INFORMATION

On  August  27,  2007,  SunVesta  Inc.  (SunVesta)  acquired  SunVesta  Holding  AG  (SunVesta  AG)

(collectively   the   Company).    SunVesta   AG   has   three   wholly-owned   subsidiaries:   SunVesta

Projects  and  Management  AG,  a  Swiss  Company;  Rich  Land  Investments  Limitada,  a  Costa

Rican Company (Rich Land); and SunVesta Costa Rica Limitada, a Costa Rican Company.

In  January  2005  (date  of  inception  of  development  stage),  the  Company  changed  its  business

focus  to  the   development  of  holiday  resorts  and   investments   in  the   hospitality  and   related

industry.  The  Company  has  not  materialized  any  revenues  yet  and  is  therefore  a  “development stage company”.

These  consolidated  financial  statements  are  prepared  in  US  Dollars  (US  $)  on  the  basis  of generally accepted accounting principles in the United States of America (US GAAP).

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

31,  2011,  filed  with  the  Securities  and  Exchange  Commission.  These  statements  do  include  all normal recurring adjustments which the Company believes necessary for a fair presentation of the

statements.   The  interim  results  of  operations  are  not  necessarily  indicative  of  the  results  to  be expected for the full year ended December 31, 2012.

Except  as   indicated  in  the   notes  below,   there  have   been   no   other   material  changes   in  the

information  disclosed  in  the  notes  to  the  financial  statements  included  in  the  Company’s  Form

10-K   for   the   year   ended   December   31,   2011,   filed   with   the   Securities   and   Exchange

Commission.  Therefore, those footnotes are included herein by reference.

2.

SIGNIFICANT ACCOUNTING POLICIES

New accounting standards - adopted

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

States  and  IFRS.  ASU  2011-04  is  effective  for  interim  and  annual  periods  beginning  after

December 15, 2011. The adoption of this standard had no effect on our results of operation or our financial position. See Note 13 for additional information.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

2.

SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

New accounting standards - not yet adopted

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

In  February  2013,  the  FASB  released  ASU  2013-02  —Other  Comprehensive  Income  (Topic

220).  The  amendments  in  this  Update  supersede  and  replace  the  presentation  requirements  for reclassifications  out  of  accumulated  other  comprehensive  income  in  ASUs  2011-05  (issued  in

June  2011)  and  2011-12  (issued  in  December  2011)  for  all  public  and  private  organizations.  The amendments  would  require  an  entity to  provide  additional  information  about  reclassifications  out of  accumulated  other  comprehensive  income.  This  Accounting  Standards  Update  is  the  final version  of  Proposed  Accounting  Standards  Update  2012-240—Comprehensive  Income  (Topic

220)  which  has  been  deleted.  The  amendments  do  not  change  the  current  requirements  for

reporting  net   income  or  other  comprehensive  income  in  financial  statements.  However,  the amendments  require  an  entity  to  provide  information  about  the  amounts  reclassified  out  of accumulated  other  comprehensive  income  by  component.  In  addition,  an  entity  is  required  to present,  either  on  the  face  of  the  statement  where  net  income  is  presented  or  in  the  notes,

significant   amounts   reclassified   out   of   accumulated   other   comprehensive   income   by   the

respective  line  items  of  net  income  but  only  if  the  amount  reclassified  is  required  under  U.S.

GAAP  to  be  reclassified  to  net  income  in  its  entirety  in  the  same  reporting  period.  For  other amounts  that  are  not  required  under  U.S.  GAAP  to  be  reclassified  in  their  entirety to  net  income,

an  entity  is  required  to  cross-reference  to  other  disclosures  required  under  U.S.  GAAP  that provide  additional  detail  about  those  amounts.  For  public  entities,  the  amendments  are  effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this ASU is not expected to materially impact the Company’s consolidated financial statements.

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

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

3.

GOING CONCERN

The  Company  is  currently  working  on  building  the  “Paradisus  Papagayo  Bay  Resort  &  Luxury

Villas” project in the Papagayo Gulf Tourism Project area of Guanacaste, Costa Rica.

The  project  is  expected  to open in  the  fourth  quarter  of 2014.  Until the completion  of the project,

the following expenditures are estimated to be incurred:

Gross project cost

$

195,000,000

Less: Proceeds from sale of villas

$

- 24,000,000

Net project cost

$

171,000,000

Overhead expenses

$

21,000,000

Less: Recuperated in gross project cost

$

-12,000,000

Total, excluding other potential projects

$

180,000,000

60  %  of  “Net  project  cost”  is  going  to  be  financed  by  traditional  mortgage  loans,  for  which promising  negotiations  have  been  initiated.  The  remaining  40  %  of  “Net  project  cost”,  as  well  as

“non-recuperated  overhead  expenses”  and  the  cost  of  potential  “other  projects”  are  going  to  be financed by the main shareholders or lenders of the project, i.e. Zypam Ltd., shareholder, Mr.

Hans  Rigendinger,  shareholder  and  board  member  of  SunVesta  Inc.,  Mr.Max  Rössler,  majority shareholder  of  Aires  International  Investment,  Inc.  (“Aires”)  (also  refer  to  Note  6),  Mr  Josef

Mettler, shareholder, director and Chief Executive Officer.

Subsequent  to  March  31,  2012  they  signed  a  Guaranty  Agreement  (refer  to  Note  15).  Based  on this  guaranty  agreement,  management  therefore  believes  that  available  funds  are  sufficient  to finance cash flows for the twelve months subsequent to March 31, 2012 and the filing date of this report  though  future  anticipated  cash  outflows  for  investing  activities  will  continue  to  depend  on the availability of financing and can be adjusted as necessary.

4.

PROPERTY & EQUIPMENT

March 31, 2012

December 31, 2011

$

$

Land

7,000,000

7,000,000

IT equipment

185,846

185,846

Other equipment and furniture

68,412

53,440

Leasehold improvements

66,617

66,617

Construction in progress

5,370,324

4,382,809

Gross

12,691,199

11,688,712

Less: Accumulated depreciation

(320,875)

(298,432)

Net

12,370,324

11,390,280

Depreciation  expense  for  the  three  months  periods  ended  March  31,  2012  and  2011  amounted to $22,443 and $689, respectively.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

5.

CONSTRUCTION IN PROCESS

The  Company  possesses  a  concession  for  a  piece  of  land  (~84’000  m2),  i.e.  a  right  to  build  a hotel  and  apartments  in  the  “Papagayo  Gulf  Tourism  Project”,  Guanacaste,  Costa  Rica,  which was acquired for $7 million and recorded as land in property and equipment.

The concession is a right to use the property for a specific purpose over a term of 20 years, which term thereafter can be renewed at no further cost, if the Company is up to date with its obligations as  stipulated  by the  Costa  Rican  government  and  if  no  significant  change  in  government  policies takes place. The current concession expires in June 2022.

The construction in process amount that  was spent  as of March 31, 2012 is attributed primarily to architectural and project work related to the hotel and apartments.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

6.

RECEIVABLES AND NOTES PAYABLE TO RELATED PARTIES

Receivables

Payables

March 31,

December 31,

March 31,

December 31,

2012

2011

2012

2011

$

$

$

$

01-R      Hans Rigendinger

-

53,212

-

-

01-P      Hans Rigendinger

-

-

885,828

02

Josef Mettler

295,502

185,759

-

-

03

Turan Turkay

164,731

128,539

-

-

04

Adrian Oehler

-

-

33,218

31,928

05-R      Zypam Ltd

278,860

39,118

-

-

05-P      Zypam Ltd

-

-

2,598

-

06

Sportiva

94,472

36,872

-

-

07

Aires International

-

-

4,584,159

3,194,842

08

4f capital AG

334,400

-

-

-

Total excluding

interest

1,167,965

443,499

5,505,803

3,226,770

Accrued interest

-

-

117,664

62,387

Total

1,167,965

443,499

5,623,467

3,287,163

of which non-current

613,260

-

4,584,159

3,192,848

Related party

Capacity

Interest

Repayment

Security

Rate

Terms

01-R

Hans Rigendinger

Shareholder, and chairman of the

board of SunVesta Inc.

0.00%

None

None

01-P

Hans Rigendinger

Shareholder

3.00%

12.31.2012

None

02

Josef Mettler

Shareholder, chief executive officer,

chief financial officer and director

3.00%

12.31.2012

None

03

Turan Tokay

Shareholder

3.00%

12.31.2012

None

04

Adrian Oehler

Shareholder and director of SunVesta

Inc.

0.00%

None

None

Shareholder and company owned by

05-R

Zypam Ltd

the Company's director and chief

3.00%

None

None

executive officer

Shareholder and company owned by

05-P

Zypam Ltd

the Company's director and chief

0.00%

12.31.2012

None

executive officer

06

Sportiva

Company owned by the Company's

director and chief executive officer

3.00%

12.31.2012

None

07

Aires International

*** see hereinafter Note 7 and Note 15 ***

08

4f capital AG

Company owned by the Company's

director and chief executive officer

3.00%

None

None

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

7.

NOTES PAYABLE TO RELATED PARTIES

Loan agreement with Aires International Investments, Inc.

On July 27, 2011 the Company signed a loan agreement with Aires, a company owned by a board member of SunVesta AG, and which includes the following major conditions:

The  lender   grants  Company  a  terminable,   interest  bearing  and   non-secured  loan  in   the

maximum amount of CHF 6,000,000.

The  loan  is  drawn  in  various  portions  between  September  23,  2011  and  December  9,  2011,

optionally,  not  later  than  February  29,  2012  with  the  option  to  exercise  a  conversion  option upon payment of the entire amount of CHF 6,000,000.

In  principle,  the  loan  will  become  due  on  September  30,  2015  being  the  latest  date  in  time when Aires can exercise its conversion option.

The interest rate is 7.25% and interest is due on September 30 of each year.

Provided  that  the  entire  amount  of  CHF  6,000,000  is  paid  in,  the  lender  has  the  right  to  convert this  amount  into  10%  of  the  shares  of  Rich  Land  Investments  Ltda.  This  conversion  option  is valid until September 30, 2015.

As  the  above  mentioned  conversion  option  is  contingent  upon  payment  of  the  entire  amount  of

CHF  6  million  and  this  contingency was  not  resolved  as  of  March  31,  2012,  the  loan  was  valued at fair value, which equals face value.

The loan agreement was also amended subsequent to balance sheet date of this quarterly reporting

(refer to Note 15).

8.

RELATED PARTY TRANSACTIONS

Receivables from related parties

All  the  shareholders  listed  under  Note  6  have  –  directly  or  indirectly  -  invested  significant amounts  of  money  in  the  Company.  As  a  result,  some  of  them  incurred  short  term  cash  needs,

which  the  Company  satisfied  by  short  term  advances.  Subsequent  as  of  March  31,  2012  all material receivables from related parties have been settled (refer to Note 15).

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

9.

NON-CURRENT LIABILITIES

SunVesta Holding AG has bonds outstanding with the following major conditions.

Description

EUR (€) bond

CHF bond

Issuer:

SunVesta Holding AG

SunVesta Holding AG

Type of securities:

Bond in accordance with Swiss lawBond in accordance with Swiss law

Approval by SunVesta Holding   May 12, 2010

June 3, 2011

AG Board of Directors

Volume:

Up to € 25,000,000

Up to CHF 15,000,000

Units:

€1,000

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

Applicable law:

Swiss

Swiss

The nominal amounts have changed as follows:

EUR-Bond

CHF Bond

EUR-Bond

CHF Bond

2012

2012

2011

2011

$

$

$

$

Balances January 1

9,598,537

3,818,898

265,273

-

Cash inflows

465,981

1,405,701

9,883,151

4,188,870

Foreign currency adjustments

617,920

488,717

(360,179)

(91,382)

Sub-total (Fair value)

10,682,429

5,713,316

9,788,236

4,097,488

Commissions paid to

(248,195)

(295,778)

(248,195)

(295,778)

bondholders

Amortization of such

commissions

83,674

36,892

58,487

17,188

Balance   March   31,   2012   and

December  31,  2011,  respectively

(Carrying value)

10,517,908

5,454,430

9,598,537

3,818,898

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

Actuarial valuation

Net periodic pension cost has been included in the Company’s results as follows:

March 31, 2012

March 31, 2011

Pension expense

Current service cost

$

25,383

25,383

Past service cost

-

-

Interest cost

772

772

Expected return on assets

(692)

(692)

Employee contributions

(10,164)

(10,164)

Net periodic pension cost

$

15,299

15,299

During  the  three-month  periods  ended  March  31,  2012  and  March  31,  2011  the  Company  made cash contributions of $10,000 and $10,000, respectively, to its defined benefit pension plan.

All  of  the  assets  are  held  under  the  collective  contract  by  the  plan’s  re-insurer  Company  and  are

invested   in   a   mix   of   Swiss   and   international   bond   and   equity  securities   within   the   limits

prescribed by the Swiss Pension Law.

The  expected  future  cash  flows  to  be  paid  by  the  Company  in  respect  of  employer  contributions to the pension plan for the year ended December 31, 2012 are approximate $30,000.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

11.

AGREEMENT TO PURCHASE NEIGHBORING PIECE OF LAND

In  2010  SunVesta  Holding  AG  concluded  a  sale  and  purchase  agreement  with  a  company  called

DIA  S.A.  (“DIA”),  being  domiciled  in  San  José,  Costa  Rica.  The  scope  is  the  acquisition  of  a neighboring  piece  of  land  with  approximately  120,000  m2  having  direct  beach  access  through acquisition  of  100%  of  the  shares  of  Altos  del  Risco  S.A.  shares  of  DIA.  The  total  purchase consideration is  $12.7 million. Upon payment  of the entire amount,  ownership will  be  transferred to the Company. As at March 31, 2012 and December 31, 2011, $3.9 million and $3.1 million has been paid, respectively.The sixth addendum dated November 12, 2012, stipulates that:

$8.7 million has already been paid

$4.0 million has still to be paid

The current contractual situation does not call for any penalties in case of delays of payments.

The  purchase  of  the  neighbouring  piece  of  land  was  officially  completed  within  the  1st  Quarter

2013.

12.

FUTURE LEASE COMMITMENTS

Since  January  1,  2010  the  Company  has  had  sub-rental  agreements  for  its  Swiss  offices  with  a related  party  called  “Sportiva”.  The  annual  sub-rental  expense  is  approximately  $110,000.  The sub-rental  agreement  is  concluded  for  an  undetermined period  of time,  however,  there is  a  verbal agreement to maintain the agreement at least until December 31, 2013.

Subsequent   to   the   period,   on   December   1,   2012,     the   Company  entered   into   a   new  lease

agreement  for  the  premises  for  its  Swiss  office  with  an  unrelated  entity.  The  annual  rental expense amounts to approximately $130,000 on a fixed term expiring on December 31, 2017.

13.

MANGEMENT AGREEMENT WITH MELIA HOTELS & RESORTS

In  March  2011  the  Company concluded  an  agreement  with  Sol  Meliá,  S.A.  (“Sol  Meliá”)  for  the management  of  the  planned  resort  in  Guanacaste,  Costa  Rica.  This  agreement  includes  a  clause saying that  if the Company is not  able to conclude  the purchase  of the property described in Note

10  by  November  30,  2011,  then  a  penalty  of  $1  million  would  become  due  to  Sol  Meliá.

Therefore  the  Company recorded  a  liability in  the  full  amount  as  of  December  31,  2011  with  the

corresponding   expense   recorded   in   general   and   administrative   expense   in   the   year   ended

December 31, 2011.

On  March  3,  2012,  the  deadline  to  pay  the  penalty  of  $1  million  was  extended  by  Sol  Meliá   to

June  30,  2012.  By June  30,  2012,  neither  the  whole  penalty nor  any part  of  the  penalty had  been paid.  Therefore  the  the  deadline  to  pay  the  penalty  of  $1  million  was  extended  from  June  30,

2012 to August 31, 2012.

Regarding current situation subsequent to March 31, 2012 refer to Note 15 (Subsequent Events).

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

14.

FAIR VALUE MEASUREMENT

The  guidance  on  fair  value  measurements  defines  fair  value  as  the  exchange  price  that  would  be received  for  an  asset  or  paid  to  transfer  a  liability  (an  exit  price)  in  the  principal  or  most

advantageous   market   for   the   asset   or   liability   in   an   orderly   transaction   between   market

participants.  This  guidance  also  specifies  a  fair  value  hierarchy  based  upon  the  observability  of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from  independent  sources,  while  unobservable  inputs  (lowest  level)  reflect  internally  developed market  assumptions.  In  accordance  with  this  guidance,  fair  value  measurements  are  classified under the following hierarchy:

Level 1 — Quoted prices for identical instruments in active markets.

Level  2  —  Quoted  prices  for  similar  instruments  in  active  markets;  quoted  prices  for

identical   or   similar   instruments   in   markets   that   are   not   active;   and   model-derived

valuations  in  which  all  significant  inputs  or  significant  value  drivers  are  observable  in active markets.

Level   3   —   Model-derived   valuations   in   which   one   or   more   significant   inputs   or

significant value-drivers are unobservable.

When  available,  we  use  quoted  market  prices  to  determine  fair  value,  and  we  classify  such measurements  within  Level  1.  In  some  cases  where  market  prices  are  not  available,  we  make  use of  observable  market  based  inputs  to  calculate  fair  value,  in  which  case  the  measurements  are classified  within  Level  2.  If  quoted  or  observable  market  prices  are  not  available,  fair  value  is

based   upon   internally   developed   models   that   use,   where   possible,   current   market-based

parameters  such  as  interest  rates,  yield  curves  and  currency  rates.  These  measurements  are classified within Level 3.

Fair  value  measurements  are  classified  according  to  the  lowest  level  input  or  value-driver  that  is significant  to  the  valuation.  A  measurement  may  therefore  be  classified  within  Level  3  even though there may be significant inputs that are readily observable.

Fair value  measurement  includes  the consideration of  nonperformance risk.  Nonperformance  risk refers  to  the  risk  that  an  obligation  (either  by  a  counterparty  or  us)  will  not  be  fulfilled.  For financial  assets  traded  in  an  active  market  (Level  1),  the  nonperformance  risk  is  included  in  the market  price.  For  certain  other  financial  assets  and  liabilities  (Level  2  and  3),  our  fair  value calculations have been adjusted accordingly.

As  of  March  31,  2012  and  December  31,  2011,  respectively,  there  are  no  financial  assets  or liabilities measured on a recurring basis at fair value.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

FAIR VALUE MEASUREMENT - CONTINUED

In   addition   to   the   methods   and   assumptions   we   use   to   record   the   fair   value   of   financial

instruments  as  discussed  above,  we  used  the  following  methods  and  assumptions  to  estimate  the fair value of our financial instruments.

Cash and cash equivalents – carrying amount approximated fair value.

Short term investments – carrying amount approximated fair value.

Receivables  from  related  parties  (current)  –  carrying  amount  approximated  fair  value  due  to  the short term nature of the receivables.

Receivables  related  parties  (non  current)  –  The  fair  values  of  the  receivables  due  from  related parties  (non  current)  is  classified  as  level  3  fair  values.  The  fair  values  of  the  notes  were determined  by  discounting  cash  flow  projections  discounted  at  the  respective  interest  rates  of similar transactions of 3.00%. Hence, the carrying value approximate fair value.

Accounts Payable – carrying amount approximated fair value.

EUR-bond  –  The  fair  values  of  the  bonds  payable  are  classified  as  level  3  fair  values.  The  fair values  of the  bonds  have  been  determined  by discounting  cash  flow projections  discounted  at  the respective  interest  rates  of 8.25%  for  EUR  bonds,  which  represents  the  current  market  rate  based on the creditworhiness of the Company. Hence, the carrying values approximate fair value.

CHF-bond  –  The  fair  values  of  the  bonds  payable  are  classified  as  level  3  fair  values.  The  fair values  of the  bonds  have  been  determined  by discounting  cash  flow projections  discounted  at  the respective  interest  rates  of  7.25%  for  CHF  bonds,  which  represents  the  current  market  rate  based on the creditworhiness of the Company. Hence, the carrying values approximate fair value.

Notes  payable  to  related  parties  (current)  –  Rigendinger  –  carrying  amount  approximated  fair value due to the short term nature of the note payable.

Notes  payable  to  related  parties  (current)  –  other  –  carrying  amount  approximated  fair  value  due to the short term nature of the note payable.

Notes   payable   to   related   parties   –   Aires   –   The   fair   values   of   the   notes   payable   to   Aires

International  Investments Inc. is classified as level 3 fair values. The fair  values of the notes  were determined  by  discounting  cash  flow  projections  discounted  at  the  respective  interest  rates  of

7.25%,  which  represents  the  current  market  rate  based  on  the  creditworhiness  of  the  Company.

Hence, the carrying value approximate fair value.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

14.

FAIR VALUE MEASUREMENT – CONTINUED

The fair value of our financial instruments is presented in the table below:

March 31, 2012

December 31, 2011

Carrying

Carrying

Fair

Fair Value

Amount

Fair Value

Amount

Value

Levels

Reference

Cash and cash

equivalents

184,613

184,613

505,500

505,500

1

None

Short term

investments

0

0

75,000

75,000

1

None

Receivables from

related parties

554,705

554,705

443,499

443,499

3

(current)

Note 6

Receivables related

parties (non-

613,260

0

0

0

current)

3

Note 6

Accounts

Payable

1,440,243

1,440,243

1,401,137

1,401,137

1

None

Notes payable to

related parties –

35,816

35,816

31,928

31,928

other (current)

3

Note 6

Notes payable to

related parties –

885,828

885,828

0

0

Rigendinger

3

Note 6, 15

(current)

EUR-bond

10,517,908

10,517,908

9,598,537

9,598,537

3

Note 9

CHF-bond

5,454,430

5,454,430

3,818,898

3,818,898

3

Note 9

Notes payable to

related parties –

4,584,159

4,584,159

0

0

3

Note 6,7,15

Aires (non-current)

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

15.

SUBSEQUENT EVENTS

General

The  Company  has  evaluated  subsequent  events  after  the  date  balance  sheet  date  through  the issuance  of  the  financial  statements  for  appropriate  disclosure.  With  the  exception  of  what  is stated hereafter, the Company is  not  aware of such  events,  which would  require adjustments  to or disclosure in the consolidated financial statements.

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

Subsequent  to  signing  the  agreements,  the  Company  paid  down-payments  on  the  purchase  of  the properties of approximately $1,400,000 of which $500,000 was paid as of March 31, 2012.

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

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

15.

SUBSEQUENT EVENTS

Amendments to Line of Credit Agreement with Aires International Investment, Inc.

The  line  of  credit  agreement  with  Aires,  which  is  described  in  Note  5  and  Note  6,  was  amended on May 11, 2012 with the following clauses:

The  loan  amount  was  increased  by an  additional  CHF 4,000,000  (four  million  Swiss  Francs)  to  a total  amount  of  CHF  10,000,000  (ten  million  Swiss  francs).  The  additional  CHF  4,000,000  will be paid in installments through the end of July 2012.

Once  the  entire  amount  of  CHF  10,000,000  has  been  drawn  down,  Aires  has  the  right  to  convert its entire loan of CHF 10,000,000 into a 20% holding of the capital of the Company.

The  conversion  right  granted  in  the  original  contract  to  convert  the  balance  of  the  line  of  credit into 10% ownership interest in Rich Land was cancelled.

The entire amount of CHF 10,000,000 is subordinated in favor of other creditors.

A  letter  signed  by Aires  on June  21,  2012 agreed  to increase  the  line  of  credit  by CHF  2,000,000 to a total amount of CHF 12,000,000.

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

As  of the filing date  of this report  the Company has borrowed CHF 16.24 million (approximately

$17.30 million) from the Aires line of credit.

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

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

15.

SUBSEQUENT EVENTS

Hotel Project Atlanta

During  the  3rd  Quarter  2012  the  Company  entered  into  an  purchase  agreement  for  a  hotel  and entertainment complex in Atlanta, Georgia (United States of America).

The entire purchase amount of $26 million for the assets has no firm financing commitment.

Additionally, approximately an additional $18 millions for renovations would need to be invested in  the  hotel  and  entertainment  complex.  The  Company  is  in  negotations  with  various  parties  to finalize  a  financing  package  for  this  project  and  is  confident  that  it  will  be  able  to  procure  such financing.

Nonwithstanding  of  all  other  facts  the  Company  may  terminate  this  agreement  within  a  due dilligence period, if it is not satisfied with the property after a examination of the assets.

The agreement includes a non-refundable deposit of $250,000.

Opening Date – “Paradisius Papagayo Bay Resort & Luxury Villas”

During  the  3rd  Quarter  2012  the  Company  postponed  the  opening  date  for  the  Papagayo  Gulf

Tourism Project of Costa Rica, which is now scheduled for winter 2014.

Tax Liability Contingency

On  April  2,  2012  the  Company was  advised  by the  Internal  Revenue  Services  (IRS)  of  aggregate penalties  amounting  to  $140,000  in  connection  with  failure  to  file  certain  tax  return  for  the  years ended 2008, 2009 and 2010. The Company is still in correspondence with the IRS in order to seek an abatement of the penalties.

Since  the  abatement  has  not  been  sought  through  an  appeal  process  the  Company  recorded  a liability in the full amount of $140,000 within the 2nd Quarter 2012.

EUR Bond Offering

The  Company  initiated  a  EUR  bond  offering  on  December  1,  2010  of  up  to  EUR  25,000,000  in

units of EUR 1,000 that bear 8.25 % interest per annum payable each November 30 over the term of the bonds due November 30, 2013.

A  cumulative  amount  of  EUR  9.45  million  ($12.36  million)  has  been  realized  by  the  Company from the initial date up to April 4, 2013.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

15.

SUBSEQUENT EVENTS

CHF Bond Offering

The  Company  initiated  a  CHF  bond  offering  on  September  1,  2011  of  up  to  CHF  15,000,000  in

units of CHF 50,000 that bear 7.25 % interest per annum payable each August 31 over the term of the bonds due August 31, 2015.

A  cumulative  amount  of  CHF  5.6  million  ($5.9  million)  has  been  realized  by the  Company from the initial date up to April 4, 2013.

Management Agreement with Melia Hotels & Resorts – (current)

On  February  5,  2013,  the  Company  extended  the  deadline  to  complete  the  purchase  of  the property  described  in  Note  12,  pursuant  to  the  terms  of  the  management  agreement  with  Sol

Meliá, to March 15, 2013 and concluded the purchase of the property on March 9, 2013.

Since the Company concluded the  purchase  of the property described  within the extension  period the penalty otherwise payable to Sol Meliá and the corresponding allowance will be eliminated as of  March  9,  2013.  Therefore,  the  Company  will  recognize  a  book  entry  gain  related  to  this transaction in the 1st Quarter 2013.

Related Party Transactions – receivables from related parties

As  described  in  Note  6  and  Note  8  the  Company  had  as  of  March  31,  2012  various  receivables from  related  parties.  All  these  balances  have  been  repayed  as  per  December  31,  2012  and therefore  the  Company  no  longer  has  any  receivables  from  related  parties  as  per  end  of  the financial year 2012.

Notes payable to related parties – Rigendinger – (current)

As  described  in  Note  6  the  Company  owed  to  Mr.  Hans  Rigendinger,  who  was  appointed  chief

operating  officer  as  of  February  4,  2013,   an  amount  of  $885,828  and  $0  as  of  March  31,  2012

December  31,  2011,  respectively  .  A  debt  settlement  agreement,  effective  December  31,   2012,

settled  the  outstanding  balance  of  $717,977  as  of  December  31,  2012  with  Mr.  Rigendinger,  as described hereinafter:

The  Company issued  17,949,417  of its  common  shares  ($0.01  par  value)  at  a  conversion  price  of

$0.04 for purposes of this debt settlement agreement.

Loans Dr. Max Rössler – (current)

Subsequent  to  March  31,  2012,  the  Company  entered  into  various  short  term  loan  agreements with  Dr.  Max  Rössler  that  have  not  been  repaid  as  originally  stipulated  on  or  before  December

17, 2012. Therefore, the Company agreed with Mr. Rössler, on February 5, 2013, that  all of these short term loans will be repayable on May 30, 2013.

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

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes hereto included in this report. All information presented herein is based on our three month periods ended March 31, 2012 and March 31, 2011. Our fiscal year end is December 31.

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

Eco-luxury all-inclusive resort;

381- keys

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

The Royal Service area will include:

112 Junior Suites Grand Deluxe

(53-60* square meters)

3 Junior Suites Grand Deluxe for Handicapped Guests

(53* square meters)

6 Grand Master Suites

(82* square meters)

1 Grand Presidential Suite (4 bedrooms)

(145* square meters)

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

166 Junior Suites Deluxe

(47* square meters)

34 Suites Deluxe

(87* square meters)

34 Suites Premium

(93* square meters)

6 Handicapped Junior Suites Deluxe

(47* square meters)

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

A wedding chapel with a stunning ocean view.

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

SunVesta Inc. and Ernst Rosenberger, the Company’s corporate controller. The lead architect is

Ossenbach, Pendones & Bonilla, one of Costa Rica’s largest architectural offices with over 45 architects and designers. Civil engineering services are provided by DEHC Engineers and structural engineering services by IEAC. Landscape architects are TPA and interior designers are lead by Concreta Srl.

Resort management is to be provided by Meliá Hotel International, S.A. (“Sol Meliá”). “Paradisus” is Sol

Meliá’s five star all-inclusive luxury hotel brand that is well recognized in the hospitality industry around the world. Sol Meliá was founded in 1956 in Palma de Mallorca, Spain and is today one of the world’s largest resort hotel chains, as well as Spain’s leading hotel chain for business or leisure. The company currently offers more than 300 hotels in 26 countries over four continents under its Gran Meliá, Meliá,

ME by Sol Meliá, Innside by Sol Meliá, Tryp, Sol, Sol Meliá Vacation Club, and Paradisus brands. The

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

o     spas, meeting spaces, 11 restaurants, 10 bars, etc. (partially shared with La Esmeralda at

Playa del Carmen).

Our Paradisus Papagayo Bay Resort & Luxury Villas development is intended to replace Paradisus

Resorts’ former Paradisus Playa Conchal in Guanacaste, Costa Rica which property was operated by Sol

Meliá until April 30, 2011. Our project is part of Sol Meliá’s master expansion plan, which includes the opening of two resorts in Playa del Carmen, Mexico in November of 2011. Sol Meliá aims to solidify

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

SunVesta AG has paid down-payments on the purchase of the additional concession properties of approximately $1,400,000 as of the filing date of this report.

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

Finance

The anticipated completion of the Paradisus Papagayo Bay Resort & Luxury Villas in November of 2014

will require a total investment of approximately $180 million of which approximately $16 million has been spent as of March 31, 2012. We expect to realize a minimum of $20 million in new funding over the next twelve months to progress the development and an additional $144,000,000 in funding by the time the development is completed. New funding over the next twelve months is expected to be raised from debt financing through bonds, a fixed line of credit and, as necessary, the guaranty agreement in place as described in the going concern paragraph.

SunVesta AG, our wholly owned subsidiary, is in the process of issuing fixed-income Euro denominated bonds up to an aggregate amount of € 25,000,000 and fixed income CHF denominated bonds up to an aggregate amount of CHF 15,000,000 to fund the initial development of the Paradisus Papagayo Bay

Resort & Luxury Villas project.

The Euro bonds are unsecured, have a three year term, bear interest at 8.25% per annum payable each

November 30 over the term due November 30, 2013. SunVesta AG raised $9,598,537 in the twelve months ended December 31, 2011 and $919,371 in the three months ended March 31, 2012, for a total of approximately $12,360,000 as of the filing date of this report, in connection with the Euro bond offering.

The CHF bonds are unsecured, have a three year term, bear interest at 7.25% per annum payable each

August 31 over the term due August 31, 2015. SunVesta AG raised $3,818,898 in the twelve months ended December 31, 2011 and $1,635,532 in the three months ended March 31, 2012, for a total of approximately $5,900,000 as of the filing date of this report in connection with the CHF bond offering.

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

SunVesta AG  and  Aires  are currently in the process of negotiating a revised conversion option to replace  the  existing  option  to  convert  CHF  10,000,000  into  a  20%  holding  in  the  capital  of  the

Company.  The  major  contemplated  change  is  that  Aires  will  convert  its  receivable  at  the  time  of conversion  into  20%  of  the  preferred  shares  of  the  Company,  at  a  price  and  with  preferential rights yet to be determined. The parties are yet to reach an agreement.

As  of  December  31,  2011  SunVesta  AG  had  borrowed  CHF  3,000,000  ($3,195,000)  from  the

Aires  line  of  credit,  and  as  of  March  31,  2012  SunVesta  AG  had  borrowed  CHF  4,140,000

($4,584,210) for a total of approximately CHF 16.24 million ($17,300,000) as of the filing date of this report.

The Aires line of credit has been fully exhausted as of the filing date of this report.

The Company expects that the remaining amounts required to complete the Paradisus Papagayo Bay

Resort & Luxury Villas will be realized in the form of a construction loan, equity placements and, as necessary, the guaranty agreement.

Timeline

Our expected timeline for developing the Paradisus Papagayo Bay Resort & Luxury Villas is as follows:

Complete revisions of architectural plans which will incorporate Sol Meliá requirements in the 1st quarter of 2013;

Receive traditional construction loan in the 2nd quarter of 2013;

Receive final building permits in 2nd quarter of 2013;

Begin construction in the 2nd quarter of 2013; and

Complete construction work in the 4th quarter of 2014.

Results of Operations

During the three months ended March 31, 2012, our operations were focused on (i) funding the terms of an agreement with DIA S.A. to purchase an additional 12 hectares contiguous with our existing property that will provide the project with direct private beach access; (ii) deliberations with local authorities to obtain building permits for the development of the property; (iii) discussions with prospective project development partners; (iv) pursuing additional debt or equity financing arrangements including a bond offering through SunVesta Holding AG in Europe and a line of credit with Aires.

The Company has been funded since inception from debt or equity placements and by shareholders or partners in the form of loans. All of the capital raised as of the filing date of this report has been allocated to the development of the Costa Rican property including the purchase of the land and general and administrative costs.

Comprehensive Losses

For the period from the date of inception of development stage on January 1, 2005, until March 31, 2012,

the Company had incurred comprehensive losses of $24,666,030. Comprehensive losses for the three months ended March 31, 2012 were $2,137,300 as compared to $560,702 for the three months ended

March 31, 2011. The increase in comprehensive losses over the comparative periods can be attributed to the loss on foreign currency translation of $802,775 as compared to a loss of $83,074, which loss is due to volatility between Swiss Francs and US Dollars, the related foreign currency translation difference on intercompany loans that is classified as a permanent investment and the translation of the financial positions and results of operations of our foreign subsidiaries. Other contributing factors to the increase in comprehensive losses over the comparative three month periods ended March 31, 2012 and March 31,

2011, respectively, include increases in general and administrative expenses to $971,627 from $438,018,

of which significant components were an increase in finder’s fees of approximately $180,000 associated with the management agreement with Sol Meliá, an increase in investor relations expenses incurred in connection with the bond offerings of approximately $161,000 and other expenses which increased approximately $192,000, in addition to interest expenses on outstanding debt which increased to

$280,995 from $33,626, as the result of the debt associated with the bond offerings, non-cash amortization of debt issuance costs of $229,288, also the result of the bond offerings and the notes payable to related parties, offset by interest income of $3,060, the gain on currency exchange differences of $130,272, due to volatility in the currency markets and other income of $14,053.

We did not generate revenue during this period and we expect to continue to incur losses through the year ended December 31, 2012.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry-forward and startup costs that will offset future operating profits.

Capital Expenditures

The Company expended a significant amount on capital expenditures for the period from January 1, 2005 to March 31, 2012, in connection with the purchase of land that includes a hotel concession in Costa Rica and expects to incur future cash outflows on capital expenditure as discussed in the "Liquidity and Capital

Resources" and the "Going Concern" paragraphs below.

Liquidity and Capital Resources

The Company has been in the development stage since inception and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

As of March 31, 2012, we had a working capital deficit of $4,204,657. We had current assets of $761,219 and total assets of $20,145,618. Our current assets consisted of $184,613 in cash, $21,901 in other assets and $554,705 in receivables from related parties. Our total assets consisted of current assets and property and equipment of $12,370,324, net debt issuance costs of $1,751,540, down payments for property and equipment of $4,400,140, other assets of $249,135 and receivables from related parties of $613,260. We had current liabilities of $4,965,876 and total liabilities of $25,585,488. Our current liabilities consisted of

$1,440,242 in accounts payable, $2,486,326 in accrued expenses, and $1,039,308 in notes payable to related parties. Our total liabilities consisted of current liabilities and EUR bond debt of $10,517,908,

CHF bond debt of $5,454,430, note payable to related parties of $4,584,159 and pension liabilities of

$63,115.  Total stockholders’ deficit in the Company was $5,439,870  at March 31, 2012.

For the period from January 1, 2005 to March 31, 2012, net cash used in operating activities was

$14,140,942. Net cash used in operating activities for the three months ended March 31, 2012, was

$1,171,550  as compared to $272,806 for the three months ended March 31, 2011. Net cash used in operating activities in the current three month period ended March 31, 2012, can be attributed primarily to general and administrative expenses, that include but are not limited to, personnel costs, accounting fees,

consulting expenses, finder’s fees and professional fees, such as for auditing purposes and legal consultation, offset by changes in accounts payable and accrued expenses. Net cash used in operating activities in the prior three month period ended March 31, 2011, can also be primarily attributed to general and administrative expenses, offset by changes in accounts payable and accrued expenses.

We expect to use net cash in operating activities until such time as net losses transition to net income which transition is not anticipated until we complete the Paradisus Papagayo Bay Resort & Luxury Villas project.

For the period from January 1, 2005 to March 31, 2012, net cash used in investing activities was

$18,221,317. Net cash used in investing activities for the three months ended March 31, 2012, was

$2,900,862 as compared to $129,804 for the three months ended March 31, 2011. Net cash used in investing activities in the current three month period can be attributed to receivables from related parties,

the purchase of property and equipment and down payments for property, offset by the receipt of short term investments. Net cash used in investing activities in the prior three month period ended March 31,

2011, can be attributed to the purchase of property and equipment.

We expect to use net cash in investing activities in future periods while we develop the Paradisus

Papagayo Bay Resort & Luxury Villas.

For the period January 1, 2005 to March 31, 2012, net cash provided by financing activities was

$33,177,646. Net cash provided by financing activities for the three months ended March 31, 2012, was

$3,733,750  as compared to $533,613  for the three months ended March 31, 2011. Net cash provided by financing activities in the current three month period ended March 31, 2012, can be attributed to proceeds from SunVesta AG’s bond issuance net of commissions and proceeds from notes payable to related parties offset by the payment of debt issuance costs. Net cash provided by financing activities in the prior three month period ended March 31, 2011, can be attributed to proceeds from notes payable to related parties and proceeds from SunVesta AG’s bond issuance net of commissions.

We expect net cash provided by financing activities in future periods from SunVesta AG’s bond offering,

the credit line with Aires, equity placements and, as necessary the guaranty agreement.

Management believes that our cash on hand in addition to the guaranty agreement in place as described in the going concern paragraph below are sufficient for us to conduct operations over the next twelve months. Debt financing efforts consist of bond offerings in progress and a credit line commitment agreed with Aires that permits us to draw capital as necessary to meet ongoing operational requirements. The

Company has, as of the filing date of this filing, realized $18,260,000 through its bond offerings and drawn down approximately $17,300,000 from its credit line with Aires.

We had a line of credit in place with Aires against which SunVesta Holding AG has borrowed CHF

3,000,000 ($3,195,000) as of December 31, 2011, and CHF 4,140,000 ($4,584,210) as of March 31, 2012

and CHF 16,240,000 ($17,300,000) as of the filing date of this report. The amount borrowed to date is in excess of that anticipated by the line of credit agreement and the Aires debt facility is exhausted as of the filing date of this report.  Otherwise, we had no lines of credit or other bank financing arrangements as of

March 31, 2012.

We have commitments to DIA, S.A (“DIA”) and other third parties as of March 31, 2012, in connection with the purchase of property parcels made part of the development, and certain commitments to the

Costa Rican government for water and development rights as well as for the planning and construction of the resort project. As of the filing date of this report our commitment to DIA has been met.

As of the filing date of this report, the Company has the following cancellable commitments which are not included in the overall financing of $180 million to complete the Papagayo Gulf Tourism Project.

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

We have no current plans for significant purchases or sales of plant or equipment, except in connection with the planned construction of the Paradisus Papagayo Bay Resort & Luxury Villas as discussed above.

We have no current plans to make any changes in the number of our employees.

Future Financings

We will continue to rely on debt or equity sales of our shares of common stock to fund our business operations. Unfortunately, there is no assurance that we will be able to secure the financing requisite to fund our business.

Off-Balance Sheet Arrangements

As of March 31, 2012, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition,

revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

uncertainties related to our future business prospects;

our ability to generate revenues to fund future operations;

the volatility of the stock market; and

general economic conditions.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated. We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report,

which reflect our beliefs and expectations only as of the filing date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

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

Based on that evaluation, the Company’s management concluded that due to a lack of independent oversight, failure to segregate duties, insufficient accounting resources and lack of US GAAP knowledge,

as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were ineffective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and such information was not accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the period ended March 31, 2012, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.

RISK FACTORS

Not required of smaller reporting companies.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page

37 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant  to  the  requirements  of  the  Securities  Exchange  Act  of  1934,  the  registrant  has  duly  caused  this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SunVesta, Inc.

Date

/s/ Josef Mettler

April 15, 2013

Josef Mettler

Chief Executive Officer, Chief Financial Officer,

Principal Accounting Officer and Director

/s/ Hans Rigendinger

April 15, 2013

Hans Rigendinger

Chief Operating Officer and Director

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

10.7*

Employment Agreement dated January 1, 2001 between the SunVesta Projects & Management AG and Josef

Mettler (incorporated by reference from the Form 10-K filed with the Commission on February 14, 2013).

10.8*

Guaranty Agreement dated July 16, 2012 between SunVesta Holding AG, Josef Mettler, Hans Rigendinger and Max Rössler (incorporated by reference from the Form 10-K filed with the Commission on February 14,

2013).

10.9*

Employment Agreement dated January 1, 2013 between the Company and Hans Rigendinger (incorporated by reference to the Form 8-K filed with the Commission on February 4, 2013.

10.10

Debt Settlement between the Company and Hans Rigendinger dated December 31, 2012 (attached).

14*

Code of Ethics adopted March 1, 2004 (incorporated by reference from the 10-KSB filed with the

Commission on April 14, 2004).

21*

Subsidiaries of the Company (incorporated by reference from the Form 10-K filed with the Commission on

February 14, 2013).

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

37