Form 10-Q
period 2012-06-30
SUNVESTA, INC.
filed 2013-04-19
CIK 1060409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

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

Act). Yes ☐ No ☑

Indicate  the  number  of  shares  outstanding  of  each  of  the  issuer’s  classes  of  common  stock,  as  of  the  latest practicable  date.  The  number  of  shares  outstanding  of  the  issuer’s  common  stock,  $0.01  par  value  (the  only class of voting stock), at April 17, 2013, was 75,041,603.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Consolidated Balance Sheets as of June 30, 2012 (Unaudited)  and December 31,

4

2011

Unaudited  Consolidated Statements of Operations and Comprehensive Loss for the

5

three and six  months ended June 30, 2012 and June 30 and cumulative amounts

Unaudited  Consolidated Statements of  Stockholders’ Equity (Deficit)

6

Unaudited  Consolidated Statements of Cash Flows for the six months ended June

7

30, 2012 and June 30, 2011 and cumulative amounts

Notes to Unaudited  Consolidated Financial Statements

8

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of

27

Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

37

Item 4.

Controls and Procedures

37

PART II-OTHER INFORMATION

Item 1.

Legal Proceedings

38

Item 1A.

Risk Factors

38

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

38

Item 3.

Defaults Upon Senior Securities

38

Item 4.

Mine Safety Disclosures

38

Item 5.

Other Information

38

Item 6.

Exhibits

38

Signatures

39

Index to Exhibits

40

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

SUNVESTA, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

June 30, 2012

December 31, 2011

Assets

(Unaudited)

Current assets

Cash and cash equivalents

$

217,863

505,500

Short term investments

-

75,000

Other assets

37,454

7,775

Receivables from related parties

848,925

443,499

Total current assets

1,104,243

1,031,774

Non-current assets

Property and equipment - net

13,435,782

11,390,280

Debt issuance cost - net

1,970,399

1,511,759

Down payment for property and equipment

7,070,013

3,100,057

Other

238,410

241,500

Receivables from related parties

1,267,193

-

Total non-current assets

23,981,796

16,243,596

Total assets

$

25,086,039

17,275,370

Liabilities and stockholders' equity (deficit)

Current liabilities

Accounts payable

1,466,108

1,401,137

Accrued expenses

3,367,877

2,421,864

Notes payable to related parties

2,376,880

94,315

Total current liabilities

7,210,865

3,917,316

Non-current liabilities

EUR-Bond

10,439,340

9,598,537

CHF-Bond

6,104,491

3,818,898

Notes payable to related parties

7,694,563

3,192,848

Pension liabilities

59,672

50,341

Total non-current liabilities

24,298,065

16,660,624

Total liabilities

$

31,508,930

20,577,940

Stockholders' equity (deficit)

Preferred stock, $0.01 par value;

50,000,000 share authorized

no shares issued and outstanding

-

-

Common stock, $0.01 par value;

200,000,000 share authorized;

54,092,186 shares issued and outstanding

540,922

540,922

Additional paid-in capital

18,728,391

18,728,391

Accumulated other comprehensive loss

377,559

(37,877)

Retained earnings prior to development stage

1,602

1,602

Deficit accumulated during the development stage

(26,047,611)

(22,511,853)

Treasury stock, 157,220 and 157,220 shares

(23,755)

(23,755)

Total stockholders' equity (deficit)

(6,422,892)

(3,302,570)

Total liabilities and stockholders' equity (deficit)

$

25,086,039

17,275,370

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Three months

Six months

Cumulative*

ended June 30,

ended June 30,

Amounts

2012

(unaudited)

2011

2012

2011

(unaudited & restated)

(unaudited)

(unaudited &

(unaudited)

restated)

Revenues

Revenues, net

$

-

-

-

-

-

Cost of revenues

-

-

-

-

-

Gross profit

-

-

-

-

-

Operating income / - expenses

General and administrative expenses

$

(1,483,795)

(1,923,282)

(2,455,423)

(2,361,300)

(19,197,665)

Sales and marketing

-

(111,470)

-

(117,454)

(480,872)

Impairment on property and equipment

-

-

-

-

(1,311,000)

Total operating income / - expenses

$

(1,483,795)

(2,034,752)

(2,455,423)

(2,478,754)

(20,989,537)

Loss from operations

$

(1,434,795)

(2,034,752)

(2,455,423)

(2,478,754)

(20,989,537)

Other income / - expenses

Loss on disposals of assets

$

-

-

-

-

(3,258)

Loss on sale of investments

-

-

-

-

(1,137,158)

Loss on extinguishment of debt

-

-

-

-

(1,806,758)

Interest income

4,030

-

7,089

-

73,970

Interest expense

(349,758)

(50,940)

(630,753)

(84,566)

(1,594,599)

Amortization of debt issuance cost and commissions

(268,747)

(120,572)

(498,035)

(120,572)

(873,405)

Exchange differences

37,615

(265,071)

167,887

(265,071)

337,123

Other income / - expenses

(441)

-

13,612

-

(86,146)

Total other income / - expenses

$

(577,302)

(436,583)

(940,200)

(470,209)

(4,917,939)

Loss before income taxes

$

(2,601,097)

(2,471,335)

(3,395,622)

(2,948,963)

(25,097,475)

Income taxes

(140,136)

-

(140,136)

-

(140,136)

Net loss

$

(2,201,233)

(2,471,335)

(3,535,758)

(2,948,963)

(26,047,611)

Comprehensive loss:

Foreign currency translation

1,218,211

312,274

415,436

229,200

398,559

Comprehensive loss

$

(983,022)

(2,159,061)

(3,120,322)

(2,719,763)

(25,649,052)

Loss per common share

Basic and diluted

$

(0.04)

(0.05)

(0.07)

(0.05)

Weighted average common shares

Basic and diluted

54,092,186

54,092,186

54,092,186

54,092,186

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

January 1, 2005 (Date of Inception) to June 30, 2012

Common

Additional Paid

Accumulated Other

Prior Earnings

Deficit Accumulated

Treasury Stock

Total

Stock

in Capital

Comprehensive

During Development

Stockholders’

Income (Loss)

Stage

Equity (Deficit)

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

-

-

-

-

(3,535,758)

-

(3,535,758)

Translation adjustments

-

-

415,436

-

-

-

415,436

June 30, 2012

$

540,922      $

18,728,391      $

377,559      $

1,602      $

26,047,611      $

(23,755)

$

(6,422,892)

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

January 1 to

January 1 to

Cumulative *

June 30, 2012

June 30, 2011

Amounts

(Unaudited)

(Unaudited &

(Unaudited)

Restated)

Cash flows from operating activities

Net loss

$

(3,535,758)

(2,948,963)

(26,047,611)

Adjustments to reconcile net loss to net cash

Depreciation and amortization

22,443

16,749

311,178

Amortization of debt issuance cost and commissions

498,035

120,572

881,004

Unrealized exchange differences

(167,887)

265,701

(337,123)

Impairment of property and equipment

-

-

1,311,000

Other income / expenses

(60,701)

-

(60,701)

Stock compensation expense

-

-

107,269

Loss on securities acquired as deposit on stock

-

-

1,008,324

Loss on disposal of assets

-

-

3,258

Loss on extinguishment of debt

-

-

1,806,758

Increase in pension fund commitments

9,331

44,474

59,672

- Increase / decrease in:

Other current assets

(29,679)

(7,047)

(38,283)

Accounts payable

64,972

(178,361)

2,001,925

Accrued expenses

946,012

399,835

3,770,607

Net cash used in operating activities

(2,253,232)

(2,287,670)

(15,222,623)

Cash flows from investing activities

Proceeds from securities available-for-sale

-

-

1,740,381

Short term investments

75,000

-

-

Other receivables related parties

(1,593,773)

(427,018)

(2,037,272)

Purchase of property and equipment

(2,067,945)

(592,018)

(15,268,725)

Down payments on purchase of investment

(3,969,955)

(689,000)

(7,070,012)

Other non-current assets

-

(50,914)

(241,500)

Net cash used in investing activities

(7,556,673)

(1,758,950)

(22,877,128)

Cash flows from financing activities

Net proceeds from deposit on stock

-

-

3,664,417

Proceeds from stock issuance

-

-

300,000

Proceeds from notes payable related parties

6,981,853

-

21,131,145

Repayment of notes payable related parties

-

(771,837)

(778,243)

Advances from third parties

-

-

700,000

Note payable

-

(551,155)

(714,819)

Proceeds from bond issuance, net of commissions

3,286,050

6,053,640

17,623,344

Payment for debt issuance costs

(801,671)

499,747

(2,991,962)

Purchase of treasury stock

-

-

(23,755)

Net cash provided by financing activities

9,466,232

4,230,901

38,910,127

Effect of exchange rate changes

56,036

(47,428)

(593,068)

Net increase / - decrease in cash

(287,637)

136,853

217,308

Cash, beginning of period

505,500

44,018

555

Cash, end of period

$

217,863

180,871

217,863

Additional information

Interest paid

-

84,000

Income taxes paid

-

-

* Cumulative: January 1, 2005 (date of inception) to June 30, 2012

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

2.  SIGNIFICANT ACCOUNTING POLICIES

New accounting standards - adopted

In  May 2011,  the  Financial  Accounting  Standards  Board  (“FASB”)  issued  Accounting  Standards  Update

("ASU")  2011-04,  Fair  Value  Measurement  (Topic  820):  Amendments  to  Achieve  Common  Fair  Value

Measurement  and  Disclosure  Requirements  in  U.S.  GAAP  and  IFRSs,  which  results  in  a  consistent definition  of  fair  value  and  common  requirements  for  measurement  of  and  disclosure  about  fair  value

between   accounting  principles  generally  accepted  in  the  United  States   and  IFRS.  ASU  2011-04  is

effective for interim and annual periods beginning after December 15, 2011. The adoption of this standard had no effect on our results of operation or our financial position. See Note 16 for additional information.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

This  Accounting  Standards  Update  is  the  final  version  of  Proposed  Accounting  Standards  Update  2012-

240—Comprehensive  Income  (Topic  220)  which  has  been  deleted.  The  amendments  do  not  change  the current  requirements  for  reporting  net  income  or  other  comprehensive  income  in  financial  statements.

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

June 30, 2012

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

Less: Recuperated in gross project cost

$

-12,000,000

Total, excluding other potential projects

$

180,000,000

60  %  of  “Net  project  cost”  is  going  to  be  financed  by  traditional  mortgage  loans,  for  which  promising negotiations  have  been  initiated.  The  remaining  40  %  of  “Net  project  cost”,  as  well  as  “non-recuperated overhead  expenses”  and  the  cost  of  potential  “other  projects”  are  going  to  be  financed  by  the  main shareholders  or  lenders  of  the  project,  i.e.  Zypam  Ltd.,  shareholder,  Mr.  Hans  Rigendinger,  shareholder

and   board   member   of   SunVesta   Holding   AG,   Mr.Max   Rössler,   majority   shareholder   of   Aires

International  Investment,  Inc.  (“Aires”) (also refer  to Note  7), Mr  Josef Mettler, shareholder,  director  and

Chief Executive Officer.

Subsequent  to  June  30,  2012,  the  shareholders  referenced  above  signed  a  Guaranty  Agreement  (refer  to

Note  18).  Based  on  this  guaranty  agreement,  management  therefore  believes  that  available  funds  are sufficient  to  finance  cash  flows  for  the  twelve  months  subsequent  to  June  30,  2012  and  the  filing  date tough  future  anticipated  cash  outflows  for  investing  activities  will  continue  to  depend  on  the  availability of financing and can be adjusted as necessary.

4.  PROPERTY & EQUIPMENT

June 30, 2012

December 31, 2011

$

$

Land

7,000,000

7,000,000

IT equipment

185,846

185,846

Other equipment and furniture

77,319

29,979

Leasehold improvements

66,617

66,617

Construction in progress

6,426,876

4,382,809

Gross

13,756,657

11,688,712

Less: Accumulated depreciation

(320,875)

(298,432)

Net

13,435,782

11,390,280

Depreciation  expense  for  the  six  months  periods  ended  June  30,  2012  and  2011  amounted to $22,443 and $16,749 respectively.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

The  construction  in  process   amount   that  was   spent  as  of  June  30,   2012   is  attributed  primarily  to

architectural and project work related to the hotel and apartments.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

6. RECEIVABLES AND NOTES PAYABLE TO RELATED PARTIES

Receivables

Payables

June 30,

December 31,

June 30,

December 31,

2012

2011

2012

2011

$

$

$

$

01-R      Hans Rigendinger

-

53,212

-

01-P      Hans Rigendinger

-

606,901

02

Josef Mettler

577,015

185,759

-

-

03

Turan Turkay

188,452

128,539

-

-

04

Adrian Oehler

-

-

31,406

31,928

05

Zypam Ltd

934,701

39,118

-

-

06

Sportiva

63,152

36,872

-

-

07

Aires International

-

-

7,694,563

3,194,842

08

4f capital AG

352,798

-

-

-

09

Dr. Max Rössler

-

-

1,738,573

-

Total excluding

interest

2,116,118

443,499

10,071,443

3,266,770

Accrued interest

-

-

240,447

62,387

Total

2,116,118

443,499

10,311,890

3,287,163

of which non-current

1,267,193

-

7,694,563

3,192,848

Of  the  receivables  due  from  Zypam  Ltd.  (according  to  05  above  $934,701  as  per  June  30,  2012)

$20,306 were classified as current as per June 30, 2010.

Related party

Capacity

Interest

Repayment

Security

Rate

Terms

01-R

Hans Rigendinger

Shareholder and chairman of the

board of SunVesta Holding AG

0.00%

None

None

01-P

Hans Rigendinger

Shareholder and chairman of the

board of SunVesta Holding AG

3.00%

12.31.2012

None

02

Josef Mettler

Shareholder, chief executive officer,

chief financial officer and director

3.00%

12.31.2012

None

03

Turan Tokay

Shareholder

3.00%

12.31.2012

None

04

Adrian Oehler

Shareholder and director of SunVesta

Holding AG

0.00%

None

None

Shareholder and company owned by

05

Zypam Ltd

the Company's director and chief

3.00%

None

None

executive officer

06

Sportiva

Company owned by the Company's

director and chief executive officer

3.00%

12.31.2012

None

07

Aires International

*** see hereinafter Note 7 ***

08

4f capital AG

Entity owned by the Company's

director and chief executive officer

3.00%

None

None

09

Dr. Max Rössler

Director of SunVesta Holding AG

*** see hereinafter Note 7 and Note

18 ***

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

7.   NOTES PAYABLE TO RELATED PARTIES

Loan agreement with Aires International Investments, Inc.

On  July  27,  2011  the  Company  signed  a  loan  agreement  with  Aires,  a  company  owned  by  a  board member  of  SunVesta  AG  which  has  been  amended  and  superseded  by  an  amendment  on  May  11,  2012 respectively June 21, 2012 and which includes the following major conditions:

The  lender  grants  Company  a  terminable,  interest  bearing  and  non-secured  loan  in  the  maximum  amount of CHF 12,000,000.

The  conversion  right  granted  in  the  original  contract  to  convert  the  balance  of  the  line  of  credit  into  10%

ownership interest in Rich Land was cancelled.

Once  the  entire  amount  of  CHF  10,000,000  has  been  drawn  down,  Aires  has  now  the  right  to  convert  its entire loan of CHF 10,000,000 into a 20% holding of the capital of the Company (instead of Rich Land).

In principle, the loan will become due on September 30, 2015 being the latest date in time when Aires can exercise its conversion option.

CHF 10,000,000 of this line of credit is subordinated in favor of other creditors.

The interest rate is 7.25% and interest is due on September 30 of each year.

As   the   above   mentioned   conversion   option   is   contingent   upon   payment   of   the   entire   amount   of

CHF  10  million  and  this  contingency  was  not  resolved  as  of  June  30,  2012,  the  loan  was  valued  at  fair value, which equals face value.

The  Company  and  Aires  are  currently  negotiating  a  revised  conversion  option  to  replace  the  one  stated

above.  The  major  contemplated  change  is  that  Aires  will  convert  its  receivable  into  preferred  shares  of shares  of  the  Company  with  a  fixed  interest  payment  with  the  option  to  convert  into  shares  of  the

Company’s  common  stock  at  a  discount  to  market  within  a  limited  time  frame.  The  parties  are  yet  to come to an agreement.

As  of  the  date  of  the  filing  of  this  report  the  Company  has  borrowed  CHF  16.24  million  (approximately

$17.30 million) from the Aires line of credit.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

7.   NOTES PAYABLE TO RELATED PARTIES CONTINUED

Loan Dr. Max Rössler

During  the  three  month  period  ended  June  30,  2012,  Dr.  Max  Rössler  (board  member  of  SunVesta

Holding  AG)  gave  a  short  term  loan  of  $1,736,320  that  is  repayable  on  December  17,  2012  or  if  the

Company  does  not  comply  with  the  contract  within  five  working  days.  On  this  short  term  loan  the

Company is  not  required  to  pay any  interest  and  can  repay the  loan  either  in  cash  or  with  the  delivery of

10,000  shares  of  Intershop  Holding  AG,  a  publicly  traded  company  in  Switzerland,  regardless  of  actual trading value  on  the  date  of delivery.  The  Company therefore  might  recognize  a  gain  if the  loan  is repaid in  Intershop  Holding AG  shares  and  the trading price  of  the  shares  is  less  than  the  amount  due.  Based  on the trading price for Intershop Holding AG shares on June 30, 2012, the Company would have recognized a  gain,  which  is  immaterial.  The  Company  has  not  recorded  such  gain  and  the  fair  value  of  the  loan approximates the carrying value of the loan.

8.   RELATED PARTY TRANSACTIONS

Receivables from related parties

All  the  shareholders  listed  under  Note  6  have  –  directly  or  indirectly  -  invested  significant  amounts  of money  in  the  Company.  As  a  result,  some  of  them  incurred  short  term  cash  needs,  which  the  Company satisfied  by  short  term  advances.  Subsequent  as  of  June  30,  2012,  all  material  receivables  from  related parties have been settled (refer to Note 18).

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

9.   NON-CURRENT LIABILITIES

SunVesta Holding AG has bonds outstanding with the following major conditions.

Description

EUR (€) bond

CHF bond

Issuer:

SunVesta Holding AG

SunVesta Holding AG

Type of securities:

Bond in accordance with

Bond in accordance with

Swiss law

Swiss law

Approval by SunVesta

May 12, 2010

June 3, 2011

Holding AG Board of Directors

Volume:

Up to € 25,000,000

Up to CHF 15,000,000

Units:

€1,000

CHF 50,000

Offering period:

11/10/2010 –  04/30/2011

09/01/2011 –  02/28/2012

Due date:

November 30, 2013

August 31, 2015

Issuance price:

100%

100%

Issuance day::

December 1, 2010

September 1, 2011

Interest rate:

8.25% p.a.

7.25% p.a.

Interest due dates:

November 30 of each year,

August 31 of each year,

the first time November 30, 2011     the first time August 31, 2012

Applicable law:

Swiss

Swiss

The nominal amounts have changed as follows:

EUR-Bond

CHF Bond

EUR-Bond

CHF Bond

2012

2012

2011

2011

$

$

$

$

Balances January 1

9,598,537

3,818,898

265,273

-

Cash inflows

921,884

2,431,471

9,883,151

4,188,870

Foreign currency adjustments

61,132

161,002

(360,179)

(91,382)

Sub-total (Fair value)

10,581,550

6,411,371

9,788,236

4,097,488

Commissions paid to

bondholders

(248,195)

(363,082)

(248,195)

(295,778)

Amortization of such

commissions

105,986

56,202

58,487

17,188

Balance    June    30,    2012    and

December  31,  2011,  respectively

(Carrying value)

10,439,340

6,104,491

9,598,537

3,818,898

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

Actuarial valuation

Net periodic pension cost has been included in the Company’s results as follows:

Three

Six months ended

Three months

Six months

months

June 30, 2012

ended June 30,

ended June 30,

ended

2011

2011

June 30,

2012

Pension expense

Current service

$

25,384

25,384

cost

50,767

50,766

Past service cost

-

-

-

-

Interest cost

772

1,543

772

1,543

Expected return

(692)

(692)

on assets

(1,384)

(1,384)

Employee

(10,164)

(10,164)

contributions

(20,328)

(20,328)

Net periodic

$

pension cost

15,300

30,598

15,300

30,597

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

10. PENSION PLAN CONTINUED

During  the  six  months   periods  ended  June   30,   2012  and  June  30,   2011   the   Company  made  cash

contributions of $20,000 and $20,000, respectively, to its defined benefit pension plan.

During  the  three  months  period  ended  June  30,  2012  and  June  30,  2011  the  Company  made  cash contributions of $10,000 and $10,000, respectively, to its defined benefit pension plan.

All  of the  assets  are  held  under  the  collective  contract  by the  plan’s  re-insurer Company and  are  invested in  a  mix  of  Swiss  and  international  bond  and  equity  securities  within  the  limits  prescribed  by  the  Swiss

Pension Law.

The  expected  future  cash  flows  to  be  paid  by  the  Company  in  respect  of  employer  contributions  to  the pension plan for the year ended December 31, 2012 are $20,000.

11. AGREEMENT TO PURCHASE NEIGHBORING PIECE OF LAND

In 2010 SunVesta Holding AG concluded a sale and purchase agreement with a company called DIA S.A.

(“DIA”),  being  domiciled  in  San  José,  Costa  Rica.  The  scope  is  the  acquisition  of  a  neighboring  piece  of land  with  approximately  120,000  m2  having  direct  beach  access  through  acquisition  of  100%  of  the shares  of  Altos  del  Risco  S.A.  shares  of  DIA.  The  total  purchase  consideration  is  $12.7  million.  Upon payment  of  the  entire  amount,  ownership  will  be  transferred  to  the  Company.  As  at  June  30,  2012  and

December 31,  2011, $5.9 million and  $3.1  million has been paid, respectively.  The  sixth addendum dated

November 12, 2012, stipulates that:

$8.7 million has already been paid

$4.0 million has still to be paid

The current contractual situation does not call for any penalties in case of delays of payments.

The purchase of the neighboring piece of land was officially concluded in the 1st Quarter 2013.

12.  FUTURE LEASE COMMITMENTS

Since  January  1,  2010  the  Company  has  sub-rental  agreements  for  its  Swiss  offices  with  a  related  party called  “Sportiva”. The annual  sub-rental  expense is  approximately $110,000. The  sub-rental  agreement  is concluded  for  an  undetermined  period  of  time,  however,  there  is  a  verbal  agreement  to  maintain  the agreement at least until December 31, 2013.

Subsequent  to  the  period,  on  December  1,  2012  the  Company entered  into  a  new lease  agreement  for  the

premises   for   its   Swiss   office   with   an   unrelated   entity.   The   annual   rental   expense   amounts   to

approximately $130,000 on a fixed term expiring on December 31, 2017.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

13.  TAX CONTINGENCIES

Based  on  failures  to  file  certain  tax  return  for  the  years  ended  2008,  2009  and  2010  the  Company  was advised  on  April  2,  2012  by  the  Internal  Revenue  Service  (IRS)  of  aggregate  penalties  amounting  to

$140,000.  Despite  of  an  ongoing  appeal  process  the  Company  changed  its  assessment  during  the  three months  period  ended  June 30,  2012  and  determined  that  it  is  more  likely than  not  that  it  will  have  to  pay the penalty. Therefore the Company recorded $140,000 within the actual quarter as a tax expense.

14. MANGEMENT AGREEMENT WITH MELIA HOTELS & RESORTS

In  March  2011,  the  Company  concluded  an  agreement  with  Sol  Meliá,  S.A  (“Sol  Meliá”)  for  the management  of  the  planned  resort  in  Guanacaste,  Costa  Rica.  This  agreement  includes  a  clause  saying that  if  SunVesta  were  not  able  to  conclude  the  purchase  of  the  property  described  in  Note  11  by

November  30,  2011,  then  a  penalty  of  $1  million  would  become  due  to  Sol  Meliá,  S.A.  Therefore  the

Company recorded a liability in the full amount as of December 31, 2011, with the corresponding expense recorded in general and administrative expense in the year ended December 31, 2011.

On March 3, 2012, the deadline to pay the penalty of $1 million was extended by Sol Meliá, S.A.  to June

30, 2012. On June 30, 2012, neither the whole penalty nor a part of the penalty have been paid. Therefore,

the the deadline to pay the penalty of $1 million was extended on June 30, 2012, up to August 31, 2012.

Regarding current situation subsequent to June 30, 2012 refer to Note 18.

15. INTENTION TO PURCHASE TWO ADDITIONAL CONCESSION PROPERTIES AT POLO

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

Equity is required to be transferred upon final payment

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

15. INTENTION TO PURCHASE TWO ADDITIONAL CONCESSION PROPERTIES AT POLO

PAPAGAYO, GUANACASTE CONTINUED

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

Subsequent   to   signing   the   agreements,   the   Company  paid   down-payments   on   the   purchase   of   the

properties of approximately $1,400,000 ($1,170,000 was paid as of June 30, 2012).

16. FAIR VALUE MEASUREMENT

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

June 30, 2012

16.

FAIR VALUE MEASUREMENT - CONTINUED

financial  assets  traded  in  an  active  market  (Level  1),  the  nonperformance  risk  is  included  in  the  market price.  For  certain  other  financial  assets  and  liabilities  (Level  2  and  3),  our  fair  value  calculations  have been adjusted accordingly.

As  of  June  30,  2012  and  December  31,  2011,  respectively,  there  are  no  financial  assets  or  liabilities measured on a recurring basis at fair value.

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

Receivables related parties (non current) – The fair values of the receivables due from related parties (non current)  is  classified  as  level  3  fair  values.  The  fair  values  of  the  notes  were  determined  by  discounting cash  flow  projections  discounted  at  the  respective  interest  rates  for  similar  transactions  of  3.00%.  Hence,

the carrying value approximate fair value.

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

CHF-bond  –  The  fair  values  of  the  bonds  payable  are  classified  as  level  3  fair  values.  The  fair  values  of the bonds have been determined by discounting cash flow projections discounted at the respective interest rates  of  7.25%  for  CHF  bonds  ,  which  represents  the  current  market  rate  based  on  the  creditworhiness  of the Company. Hence, the carrying values approximate fair value.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

16. FAIR VALUE MEASUREMENT - CONTINUED

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

Notes  payable to related parties – Dr. M. Rössler (current) - carrying amount  approximated  fair value due to the short term nature of the notes payable and the fair value of the underlying publicly trades shares

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

16.

FAIR VALUE MEASUREMENT – CONTINUED

The fair value of our financial instruments is presented in the table below:

June 30, 2012

December 31, 2011

Carrying

Carrying

Fair Value

Amount

Fair Value

Amount

Fair Value

Levels

Reference

Cash and cash

equivalents

217,863

217,863

505,500

505,500

1

None

Short term

investments

-

-

75,000

75,000

1

None

Receivables from

related parties

849,925

849,925

443,499

443,499

3

Note 6

(current)

Receivables related

parties (non-

1,267,193

1,267,193

-

-

current)

3

Note 6

Accounts

Payable

1,466,108

1,466,108

1,401,137

1,401,137

1

None

Notes payable to

related parties –

31,406

31,406

31,928

31,928

other (current)

3

Note 6

Notes payable to

related parties – Dr.

1,738,573

1,738,573

-

-

M. Rössler

1

Note

6,7,18

(current)

Notes payable to

related parties –

606,901

606,901

-

-

Rigendinger

3

Note 6,

18

(current)

EUR-bond

10,439,340

10,439,340

9,598,537

9,598,537

3

Note 9

CHF-bond

6,104,491

6,104,491

3,818,898

3,818,898

3

Note 9

Notes payable to

related parties –

7,694,563

7,694,563

-

-

3

Note

Aires (non-current)

6,7,18

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

17.  RESTATEMENT

During  the  three  month  period  ended  September  30,  2011  the  Company  reversed  a  previous  interest of  $217,750  due  to  the  fact  that  the  Company initially  intended  to  pay interest  expense  starting  from the  EUR  bond  offering  date  (Dec  1,  2010)  as  opposed  to  the  bond  issuance  dates.  However,  during the  three  month  period  ended  September  30,  2011,  the  Company’s  board  of  directors  changed  its policy  and  reversed  the  interest  accrued  for  the  period  from  the  bond  offering  date  to  the  respective bond issuance dates. The Company decided to record this  change in policy retrospectively as  an error since there was no contractual obligation to pay interest from the bond issuance date.

Management  has  concluded  that  the  impact  of  the  error  is  not  material  to  the  previously  filed quarterly  reports  for  the  three  and  six  months  ended  June  30,  2011  and  therefore  has  not  filed  any amendments  to  this  quarter.  The  table  below  summarizes  the  impact  of  the  restatement,  which  has been reflected in this quarterly report.

Quarter ended June 30

2011

2011

As reported

As restated

Interest expense

$

(268,690)      $

(50,940)

Total other income / -expenses

$

(654,333)      $

(436,583)

Loss before income taxes

$

(2,689,085)      $

(2,471,335)

Net loss

$

(2,689,085)      $

(2,471,335)

Comprehensive loss

$

(2,376,811)      $

(2,159,061)

Basic and diluted loss per share      $

(0.05)      $

(0.05)

Six months ended June 30

2011

2011

As reported

As restated

Interest expense

(302,316)      $

(84,566)

Total other income / -expenses

$

(687,959)      $

(470,209)

Loss before income taxes

$

(3,166,713)      $

(2,948,963)

Net loss

$

(3,166,713)      $

(2,948,963)

Comprehensive loss

$

(2,937,513)      $

(2,719,763)

Basic and diluted loss per share      $

(0.06)      $

(0.05)

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

18.  SUBSEQUENT EVENTS

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

Nonwithstanding  of  all  other  factors  the  Company  may  terminate  this  agreement  within  a  due  dilligence period, if it is not satisfied with the property after a examination of the assets.

The agreement includes a non-refundable deposit of $250,000.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

18. SUBSEQUENT EVENTS - CONTINUED

Opening Date – “Paradisius Papagayo Bay Resort & Luxury Villas”

During the 3rd Quarter 2012 the Company postponed the opening date for Papagayo Gulf Tourism Project of Costa Rica, which is now scheduled for winter 2014.

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

Management Agreement with Melia Hotels & Resorts – (current)

On  February  5,  2013,  the  Company  extended  the  deadline  to  complete  the  purchase  of  the  property described  in  Note  11,  pursuant  to  the  terms  of  the  management  agreement  with  Sol  Meliá,  to  March  15,

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

9,  2013.  Therefore,  the  Company  will  recognize  a  book  entry  gain  related  to  this  transaction  in  the  1st

Quarter 2013.

Related Party Transactions – receivables from related parties

As described in Note  6 and Note 8 the Company had as  of June 30,  2012 various receivables from related parties. All these balances have been repaid as  per December 31, 2012 and therefore the Company has no longer any receivables from related parties as per end of the financial year 2012.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

18.  SUBSEQUENT EVENTS - CONTINUED

Notes payable to related parties – Rigendinger – (current)

As  described  in  Note  6  the Company owed  to  Mr.  Hans  Rigendinger,  who  was  appointed  chief operating officer  as  of February 4,  2013,  an  amount  of $606,901 as  of June  30,  2012.  A  debt  settlement  agreement,

effective  December  31,   2012,  settled  the  outstanding  balance  of  $717,977  as  of  December  31,  2012  due to Mr. Rigendinger, as described hereinafter.

The  Company issued  17,949,417  of its  common  stock  ($0.01  par  value)  at  a  conversion  price  of  $0.04  to

Mr. Rigendinger for the purposes of this debt settlement agreement.

Loans Dr. Max Rössler – (current)

As  described  in  Note  7,  the  Company has  various  loans  from  Dr.  Max  Roesler  that  have  not  been  repaid as  originally  stipulated  on  or  before  December  17,  2012.  Therefore  the  Company  agreed  with  Mr.

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

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes hereto included in this report. All information presented herein is based on our three and six month periods ended June 30, 2012 and June 30, 2011. Our fiscal year end is December

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

Resort management is to be provided by Meliá Hotel International, S.A. (“Sol Meliá”). “Paradisus” is Sol

Meliá’s five star all-inclusive luxury hotel brand that is well recognized in the hospitality industry around the world. Sol Meliá was founded in 1956 in Palma de Mallorca, Spain and is today one of the world’s largest resort hotel chains, as well as Spain’s leading hotel chain for business or leisure. The company currently offers more than 300 hotels in 26 countries over four continents under its Gran Sol Meliá, Sol

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

$1,170,000 as of June 30, 2012 and approximately $1,400,000 as of the date of this report.

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

Finance

The anticipated completion of the Paradisus Papagayo Bay Resort & Luxury Villas in November of 2014

will require a total investment of approximately $180 million of which approximately $19 million has been expended as of June 30, 2012. We expect to realize a minimum of $20 million in new funding over the next twelve months to progress the development and an additional $141,000,000 in funding by the time the development is completed. New funding over the next twelve months is expected to be raised from debt financing through bonds, a fixed line of credit and, as necessary, the guaranty agreement in place as described in the going concern paragraph.

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

Resort & Luxury Villas project.

The Euro bonds are unsecured, have a three year term, bear interest at 8.25% per annum payable each

November 30 over the term due November 30, 2013. SunVesta AG raised $9,598,537 in the twelve months ended December 31, 2011 and $840,803 in the six months ended June 30, 2012, for a total of approximately $12,360,000 as of the filing date of this report, in connection with the Euro bond offering.

The CHF bonds are unsecured, have a three year term, bear interest at 7.25% per annum payable each

August 31 over the term due August 31, 2015. SunVesta AG raised $3,818,898 in the twelve months ended December 31, 2011 and $2,285,593 in the six months ended June 30, 2012, for a total of approximately $5,900,000 as of the filing date of this report in connection with the CHF bond offering.

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

As  of  December  31,  2011  SunVesta  AG  had  borrowed  CHF  3,000,000  ($3,195,000)  from  the  Aires  line of credit,  and  as  of  June  30,  2012  SunVesta AG  had  borrowed  CHF  7,350,000 ($7,694,700)  for  a total  of approximately CHF 16.24 million ($17,300,000) as of the filing date of this report.

During the three month period ended June 30, 2012, Dr. Max Rössler (board member of SunVesta AG)

gave a short term loan non-interest bearing loan of $1,736,320 that is repayable on December 17, 2012 either in cash or with the delivery of 10,000 shares of Intershop Holding AG, a publicly traded company in Switzerland, regardless of actual trading value on the date of delivery.

The Company expects that the remaining amounts required to complete the Paradisus Papagayo Bay

Resort & Luxury Villas will be secured in the form of a construction loan, equity placements and, as necessary, the guaranty agreement.

Timeline

Our expected timeline for developing the Paradisus Papagayo Bay Resort & Luxury Villas is as follows:

Complete revisions of architectural plans which will incorporate Meliá requirements in the 1st quarter of 2013;

Receive traditional construction loan in the 2nd quarter of 2013;

Receive final building permits in 2nd quarter of 2013;

Begin construction in the 2nd quarter of 2013; and

Complete construction work in the 4th quarter of 2014.

Results of Operations

During the six months ended June 30, 2012, our operations were focused on (i) funding the terms of an agreement with DIA S.A. to purchase an additional 12 hectares contiguous with our existing property that will provide the project with direct private beach access; (ii) deliberations with local authorities to obtain building permits for the development of the property; (iii) discussions with prospective project development partners; (iv) pursuing additional debt or equity financing arrangements including a bond offering through SunVesta Holding AG in Europe, increasing a line of credit with Aires and entering into a related party loan; and (v) entering into an agreement with Meridian IBG to purchase two additional concession properties in the vicinity of the Paradisus Papagayo Bay Resort & Luxury Villas under development.

The Company has been funded since inception from debt or equity placements and by shareholders or partners in the form of loans. All of the capital raised to date has been allocated to the development of the

Costa Rican property including the purchase of the land and general and administrative costs.

Comprehensive Losses

For the period from the date of inception of development stage on January 1, 2005, until June 30, 2012,

the Company had incurred comprehensive losses of $25,649,052.

Comprehensive losses for the three months ended June 30, 2012 decreased to $983,022 as compared to

$2,159,061 for the three months ended June 30, 2011. The decrease in comprehensive losses over the comparative periods can be attributed to the gain on foreign currency translation of $1,218,211 as compared to a gain of $312,274, which gain is due to volatility between Swiss Francs and US Dollars, the related foreign currency translation difference on intercompany loans that is classified as a permanent investment and the translation of the financial condition and results of operations of our foreign subsidiaries.  Other contributing factors to the decrease in comprehensive losses over the comparative three month periods ended June 30, 2012 and June 30, 2011, respectively, included decreases in general and administrative expenses to $1,483,795 from $1,923,282, of which significant components were a decrease in finder’s fees of approximately $410,000, associated with the management agreement with Sol

Meliá, and other expenses which decreased approximately $30,000, in addition to the decrease in sales and marketing expenses to zero from $111,470, a gain of $37,615 on currency exchange differences from a loss of $265,071, and the realization of interest income of $4,030, offset by an increase in interest expenses to $349,758 from $50,940, due to bond and credit line debt obligations, the increase  in amortization of debt issuance costs and commissions to $268,747 from $120,572, due to amounts associated with the bond issuances, other expenses of $441 from zero and an increase in income taxes of

$140,136 due to potential penalties for the late filing of tax returns with the Internal Revenue Service.

Comprehensive losses for the six months ended June 30, 2012 increased to $3,120,322 from $2,719,763 for the six months ended June 30, 2011. The increase in comprehensive losses over the comparative six month periods can be primarily attributed to the increase in interest expense to $630,753 from $84,566,

due to bond and credit line debt obligations. Other contributing factors to the increase in comprehensive losses over the comparative six month periods ending June 30, 2012 and June 30, 2011, respectively,

include increases in general and administrative expenses to $2,455,423 from $2,361,300, of which significant components were an increase in investor relations expenses incurred in connection with the bond offerings of approximately $161,000, other expenses which increased approximately $162,000,

offset by a decrease in finder’s fees of approximately $230,000, associated with the management agreement with Sol Meliá, in addition to increases in the amortization of debt issuance costs and commissions to $498,035 from $120,572, due to amounts associated with the bond issuances and an increase in income taxes of $140,136 due to potential penalties for the late filing of tax returns with the

Internal Revenue Service , offset by decreases in sales and marketing expenses to zero from $117,454,

interest income of $7,089, a gain of $167,887 on currency exchange differences from a loss of $265,071,

other income of $13,612 and foreign currency translation which increased to $415,436 from $299,200,

which gain is due to volatility between Swiss Francs and US Dollars, the related foreign currency translation difference on intercompany loans that is classified as a permanent investment and the translation of the financial condition and results of operations of our foreign subsidiaries.

We did not generate revenue during this period and we expect to continue to incur losses through the year ended December 31, 2012.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry-forward and startup costs that will offset future operating profits.

Capital Expenditures

The Company expended a significant amount on capital expenditures for the period from January 1, 2005 to June 30, 2012, in connection with the purchase of land that includes a hotel concession in Costa Rica and expects to incur future cash outflows on capital expenditure as discussed in the "Liquidity and Capital

Resources" and the "Going Concern" paragraphs below.

Liquidity and Capital Resources

The Company has been in the development stage since inception and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

As of June 30, 2012, we had a working capital deficit of $6,106,622. We had current assets of $1,104,243 and total assets of $25,086,039. Our current assets consisted of $217,863 in cash, $37,454 in other assets and $848,925 in receivables from related parties. Our total assets consisted of current assets and property and equipment of $13,435,782, net debt issuance costs of $1,970,399, down payments for property and equipment of $7,070,013, other assets of $238,410 and receivables from related parties of $1,267,193. We had current liabilities of $7,210,865 and total liabilities of $31,508,930. Our current liabilities consisted of

$1,466,108 in accounts payable, $3,367,877 in accrued expenses, and $2,376,880 in notes payable to related parties. Our total liabilities consisted of current liabilities and EUR bond debt of $10,439,340,

CHF bond debt of $6,104,491, note payable to related parties of $7,694,563 and pension liabilities of

$59,672.  Total stockholders’ deficit in the Company was $6,422,892  at June 30, 2012.

For the period from January 1, 2005 to June 30, 2012, net cash used in operating activities was

$15,222,623. Net cash used in operating activities for the six months ended June 30, 2012, was

$2,253,232 as compared to $2,287,670 for the six months ended June 30, 2011. Net cash used in operating activities in the current six month period ended June 30, 2012, can be attributed primarily to general and administrative expenses, that include but are not limited to, personnel costs, accounting fees,

consulting expenses, finder’s fees and professional fees such as for auditing purposes and legal consultation, offset by an increase in accounts payable and accrued expenses. Net cash used in operating activities in the prior six month period ended June 30, 2012, can also be primarily attributed to general and administrative expenses, offset by changes in net working capital.

We expect to use net cash in operating activities until such time as net losses transition to net income which transition is not anticipated until we complete the Paradisus Papagayo Bay Resort & Luxury Villas project.

For the period from January 1, 2005 to June 30, 2012, net cash used in investing activities was

$22,877,128. Net cash used in investing activities for the six months ended June 30, 2012, was

$7,556,673 as compared to $1,758,950 for the six months ended June 30, 2011. Net cash used in investing activities in the current six month period can be attributed to receivables from related parties, the purchase of property and equipment, down payments for property and other non-current assets, offset by the receipt of short term investments. Net cash used in investing activities in the prior six month period ended June

30, 2011, can be attributed to receivables from related parties, the purchase of property and equipment,

down payments for property and other non-current assets.

We expect to use net cash in investing activities in future periods while we develop the Paradisus

Papagayo Bay Resort & Luxury Villas.

For the period January 1, 2005 to June 30, 2012, net cash provided by financing activities was

$38,910,127. Net cash provided by financing activities for the six months ended June 30, 2012, was

$9,466,232  as compared to $4,230,901  for the six months ended June 30, 2011. Net cash provided by financing activities in the current six month period ended June 30, 2012, can be attributed to notes payable to related parties and proceeds from SunVesta AG’s bond issuance, offset by the payment of debt issuance costs. Net cash provided by financing activities in the prior six month period ended June 30,

2011, can be attributed to proceeds from SunVesta AG’s bond issuance net of commissions and realization of debt issuance costs, offset by repayment of notes payable to related parties and notes payable.

We expect net cash provided by financing activities in future periods from SunVesta AG’s bond offering,

the credit line with Aires, equity placements, related party loans and, as necessary the guaranty agreement.

Management believes that our cash on hand in addition to, the line of credit,  short term related party loans and the guaranty agreement in place as described in the going concern paragraph below are sufficient for us to conduct operations over the next twelve months. Current debt financing efforts consist of bond offerings in progress, short term related party loans and a credit line commitment agreed with

Aires that permits us to draw capital as necessary to meet ongoing operational requirements. The

Company has, as of the date of this filing, realized $18,260,000 through its Euro and CHF bond offerings and drawn down approximately $17,300,000 against the line of credit with Aires.

We have a line of credit in place with Aires against which SunVesta Holding AG has borrowed CHF

3,000,000 ($3,195,000) as of December 31, 2011, and CHF 7,300,000 ($7,694,563) as of June 30, 2012

and CHF 16,240,000 ($17,300,000) as of the filing date of this report. The amount borrowed to date is in excess of that anticipated by the line of credit agreement and the Aires debt facility is exhausted as of the filing date of this report.  Otherwise, we had no lines of credit or other bank financing arrangements as of

June 30, 2012.

We have commitments to DIA, S.A (“DIA”) and other third parties as of June 30, 2012, in connection with the purchase of property parcels made part of the development and certain commitments to the Costa

Rican government for water and development rights as well as certain commitments for the planning and construction of the resort project. As of the date of this report our commitment to DIA has been met.

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

Off-Balance Sheet Arrangements

As of June 30, 2012, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition,

revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Changes in Internal Control over Financial Reporting

During the period ended June 30, 2012, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

39 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant  to  the  requirements  of  the  Securities  Exchange  Act  of  1934,  the  registrant  has  duly  caused  this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SunVesta, Inc.

Date

/s/ Josef Mettler

April 17, 2013

Josef Mettler

Chief Executive Officer, Chief Financial Officer,

Principal Accounting Officer and Director

/s/ Hans Rigendinger

April 17, 2013

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

10.10*

Debt Settlement between the Company and Hans Rigendinger dated December 31, 2012 (incorporated by reference from the Form 10-Q filed with the Commission on April 18, 2013).

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

40