Form 10-Q
period 2012-09-30
SUNVESTA, INC.
filed 2013-05-02
CIK 1060409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012.

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

Act). Yes ☐ No ☑

Indicate  the  number  of  shares  outstanding  of  each  of  the  issuer’s  classes  of  common  stock,  as  of  the  latest practicable  date.  The  number  of  shares  outstanding  of  the  issuer’s  common  stock,  $0.01  par  value  (the  only class of voting stock), at May 2, 2013, was 75,041,603.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Consolidated Balance Sheets as of September 30, 2012 (Unaudited)  and December

4

31, 2011

Unaudited  Consolidated Statements of Operations and Comprehensive Loss for the

5

three and nine months ended September  30, 2012 and September 30, 2011 and cumulative amounts

Unaudited Consolidated Statements of Stockholders’ Equity (deficit)

6

Unaudited  Consolidated Statements of Cash Flows for the nine months ended

7

September 30, 2012 and September 30, 2011 and cumulative amounts

Notes to Unaudited  Consolidated Financial Statements

8

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of

25

Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

35

Item 4.

Controls and Procedures

36

PART II-OTHER INFORMATION

Item 1.

Legal Proceedings

37

Item 1A.

Risk Factors

37

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

37

Item 3.

Defaults Upon Senior Securities

37

Item 4.

Mine Safety Disclosures

37

Item 5.

Other Information

37

Item 6.

Exhibits

37

Signatures

38

Index to Exhibits

39

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

SUNVESTA, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

September 30, 2012

December 31, 2011

Assets

(Unaudited)

Current assets

Cash and cash equivalents

$

63,672

505,500

Short term investments

-

75,000

Other assets

44,143

7,775

Receivables from related parties

935,775

443,499

Total current assets

1,043,590

1,031,774

Non-current assets

Property and equipment - net

14,200,751

11,390,280

Debt issuance cost - net

1,862,100

1,511,759

Down payment for property and equipment

7,720,038

3,100,057

Other

241,500

241,500

Receivables from related parties

1,349,785

-

Total non-current assets

25,374,174

16,243,596

Total assets

$

26,417,764

17,275,370

Liabilities and stockholders' equity (deficit)

Current liabilities

Accounts payable

1,688,354

1,401,137

Accrued expenses

4,035,771

2,421,864

Notes payable to related parties

3,325,953

94,315

Total current liabilities

9,050,078

3,917,316

Non-current liabilities

EUR-Bond

11,321,433

9,598,537

CHF-Bond

6,528,706

3,818,898

Notes payable to related parties

7,823,130

3,192,848

Pension liabilities

60,667

50,341

Total non-current liabilities

25,733,936

16,660,624

Total liabilities

$

34,784,014

20,577,940

Stockholders' equity (deficit)

Preferred stock, $0.01 par value;

50,000,000 share authorized

no shares issued and outstanding

-

-

Common stock, $0.01 par value;

200,000,000 share authorized;

54,092,186 shares issued and outstanding

540,922

540,922

Additional paid-in capital

18,728,391

18,728,391

Accumulated other comprehensive loss

(129,880)

(37,877)

Retained earnings prior to development stage

1,602

1,602

Deficit accumulated during the development stage

(27,483,530)

(22,511,853)

Treasury stock, 157,220 and 157,220 shares

(23,755)

(23,755)

Total stockholders' equity (deficit)

(8,366,250)

(3,302,570)

Total liabilities and stockholders' equity (deficit)

$

26,417,764

17,275,370

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Three months

Nine months

Cumulative*

ended September 30,

ended September 30,

Amounts

2012

2011

2012

2011

(unaudited)

(unaudited)

(unaudited)

(unaudited)

(unaudited)

Revenues

Revenues, net

$

-

-

-

-

-

Cost of revenues

-

-

-

-

-

Gross profit

-

-

-

-

-

Operating income / - expenses

General and administrative expenses

$

(748,958)

(1,063,241)

(3,204,381)

(3,424,541)

(19,946,622)

Sales and marketing

-

(16,148)

-

(133,602)

(480,872)

Impairment on property and equipment

-

-

-

-

(1,311,000)

Total operating income / - expenses

$

(748,958)

(1,079,389)

(3,204,381)

(3,558,143)

(21,738,494)

Loss from operations

$

(748,958)

(1,079,389)

(3,204,381)

(3,558,143)

(21,738,494)

Other income / - expenses

Loss on disposals of assets

$

-

-

-

-

(3,258)

Loss on sale of investments

-

-

-

-

(1,137,158)

Loss on extinguishment of debt

-

-

-

-

(1,806,758)

Interest income

68,793

1,326

76,063

1,326

142,944

Interest expense

(421,173)

(115,677)

(1,051,926)

(200,243)

(2,015,773)

Amortization of debt issuance cost and commissions

(291,894)

(94,402)

(789,929)

(214,974)

(1,165,299)

Exchange differences

(5,869)

200,477

162,018

(64,594)

331,254

Other income / - expenses

(36,998)

-

(23,386)

-

49,148

Total other income / - expenses

$

(686,961)

(8,276)

(1,627,159)

(478,485)

(5,604,900)

Loss before income taxes

$

(1,435,919)

(1,087,665)

(4,831,539)

(4,036,628)

(27,343,394)

Income taxes

-

-

(140,136)

-

(140,136)

Net loss

$

(1,435,919)

(1,087,665)

(4,971,677)

(4,036,628)

(27,483,530)

Comprehensive loss:

Foreign currency translation

(507,439)

(455,282)

(92,003)

(226,082)

(108,880)

Comprehensive loss

$

(1,943,358)

(1,542,947)

(5,063,678)

(4,262,710)

(27,592,408)

Loss per common share

Basic and diluted

$

(0.03)

(0.02)

(0.09)

(0.07)

Weighted average common shares

Basic and diluted

54,092,186

54,092,186

54,092,186

54,092,186

* Cumulative: January 1, 2005 (date of inception) to September 30, 2012

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

January 1, 2005 (Date of Inception) to September 30, 2012

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

-

-

-

-

(4,971,677)

-

(4,971,677)

Translation adjustments

-

-

(92,003)

-

-

-

(92,003)

September 30, 2012

$

540,922      $

18,728,391      $

(129,880)      $

1,602      $

(27,483,530)      $

(23,755)

$

(8,366,250)

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

January 1 to

January 1 to

Cumulative *

September 30, 2012

September, 2011

Amounts

(Unaudited)

(Unaudited)

(Unaudited)

Cash flows from operating activities

Net loss

$

(4,971,677)

(4,036,628)

(27,483,530)

Adjustments to reconcile net loss to net cash

Depreciation and amortization

34,691

16,749

323,426

Amortization of debt issuance cost and commissions

789,929

214,974

1,172,998

Unrealized exchange differences

(162,018)

64,594

(331,254)

Impairment of property and equipment

-

-

1,311,000

Other income / expenses

(60,701)

-

(60,701)

Stock compensation expense

-

-

107,269

Loss on securities acquired as deposit on stock

-

-

1,008,324

Loss on disposal of assets

-

-

3,258

Loss on extinguishment of debt

-

-

1,806,758

Increase in pension fund commitments

10,326

40,755

60,667

- Increase / decrease in:

Other current assets

(36,368)

1,402

(44,972)

Accounts payable

287,218

(204,081)

2,224,171

Accrued expenses

1,223,907

729,710

4,084,501

Net cash used in operating activities

(2,884,693)

(3,172,525)

(15,854,085)

Cash flows from investing activities

Proceeds from securities available-for-sale

-

-

1,740,381

Short term investments

75,000

-

-

Other receivables related parties

(1,598,031)

(1,232,233)

(2,041,530)

Purchase of property and equipment

(2,845,162)

(1,657,319)

(16,045,942)

Down payments on purchase of investment

(4,369,979)

(684,118)

(7,470,036)

Other non-current assets

-

(50,914)

(241,500)

Net cash used in investing activities

(8,738,172)

(3,624,584)

(24,058,627)

Cash flows from financing activities

Net proceeds from deposit on stock

-

-

3,664,417

Proceeds from stock issuance

-

-

300,000

Proceeds from notes payable related parties

7,930,926

1,374,997

22,080,218

Repayment of notes payable related parties

-

(778,243)

(778,243)

Advances from third parties

-

-

700,000

Note payable

-

(551,155)

(714,819)

Proceeds from bond issuance, net of commissions

4,220,317

8,458,959

18,557,611

Payment for debt issuance costs

(985,266)

(1,019,273)

(3,175,557)

Purchase of treasury stock

-

-

(23,754)

Net cash provided by financing activities

11,165,977

7,485,285

40,609,873

Effect of exchange rate changes

15,060

(218,353)

(634,044)

Net increase / - decrease in cash

(441,828)

469,823

63,116

Cash, beginning of period

505,500

44,018

555

Cash, end of period

$

63,672

513,841

63,672

Additional information

Interest paid

-

84,000

* Cumulative: January 1, 2005 (date of inception) to September 30, 2012

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

New accounting standards – adopted

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

September 30, 2012

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

September 30, 2012

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

Hans  Rigendinger,  shareholder  and  board  member  of  SunVesta  Holding  AG,  Mr.MaxRossler,

majority  shareholder  of  Aires  International  Investment,  Inc.  (also  refer  to  Note  6),  Mr  Josef

Mettler, shareholder, director and Chief Executive Officer.

On  July  16,  2012,  certain  principal  shareholders  of  the  Company  or  principal  lenders  to  the project  entered into a  guaranty agreement  in favour  of SunVesta Holding AG. The purpose  of the guarantee  is  to  ensure  that  until  such  time  as  financing  is  secured  for  the  entire  project  that  they will act as a guarantor to creditors to the extent of the project’s ongoing capital requirements. The guaranty agreement  requires  that  within  30  days  of receiving a  demand  notice,  the  guarantors  are required  to  pay to  SunVesta  Holding  AG  that  amount  required  for  ongoing  capital  requirements,

until  such  time  as  financing  of  the  project  is  secured.  The  guaranty  may  not  be  terminated  until such time as SunVesta Holding AG has secured financing for the completion of the project.

Based   on   this   guaranty  agreement,   management   therefore   believes   that   available   funds   are

sufficient  to  finance  cash  flows  for  the  twelve  months subsequent  to  September  30,  2012  and  the filing  date  tough  future  anticipated  cash  outflows  for  investing  activities  will  continue  to  depend on the availability of financing and can be adjusted as necessary.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

4.

PROPERTY & EQUIPMENT

September 30, 2012

December 31, 2011

$

$

Land

7,000,000

7,000,000

IT equipment

185,846

185,846

Other equipment and furniture

77,319

29,979

Leasehold improvements

66,617

66,617

Construction in progress

7,204,092

4,382,809

Gross

14,533,874

11,688,712

Less: Accumulated depreciation

(333,123)

(298,432)

Net

14,200,751

11,390,280

Depreciation expense for  the nine months periods ended September  30,  2012 and 2011 amounted to $34,691 and $16,749 respectively.

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

The  construction  in  process  amount  that  was  spent  as  of  September  30,  2012  is  attributed primarily to architectural and project work related to the hotel and apartments.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

6.

RECEIVABLES AND NOTES PAYABLE TO RELATED PARTIES

Receivables

Payables

September

December

September

December

30,

31,

30,

31,

2012

2012

2012

2012

$

$

$

$

01

Hans Rigendinger

-

53,212

680,557

-

02

Josef Mettler

608,191

185,579

-

03

Turan Turkay

257,833

128,539

-

04

Adrian Oehler

-

-

31,930

31,928

05

Zypam Ltd

988,423

39,118

-

06

Sportiva

69,752

36,872

-

07

Aires International

-

-

7,823,130

3,194,842

08

4f capital AG

361,361

-

-

09

Dr. Max Rossler

-

-

2,613,466

-

Total excluding

interest

2,285,560

443,499

11,149,083

3,226,770

Accrued interest

-

-

402,576

62,387

Total

2,285,560

443,499

11,551,659

3,287,163

of which non-

current

1,349,785

-

7,823,130

3,192,848

Related party

Capacity

Interest     Repayment     Security

Rate

Terms

01

Hans Rigendinger

Shareholder and chairman of the

board

3.00%

12.31.2012      None

Shareholder, chief executive

02

Josef Mettler

officer, chief finance officer and

3.00%

12.31.2012      None

board member

03

Turan Tokay

Shareholder

3.00%

12.31.2012      None

04

Adrian Oehler

Shareholder and board member

0.00%

None

None

Shareholder and company owned

05

Zypam Ltd

by the Company's director and

3.00%

None

None

chief executive officer

Company owned by the

06

Sportiva

Company's director and chief

3.00%

12.31.2012      None

executive officer

07

Aires International

*** see hereinafter Note 7 ***

Company owned by the

08

4f capital AG

Company's director and chief

3.00%

None

None

executive officer

09

Dr. Max Rossler

Member of the board of directors

*** see hereinafter Note 7 ***

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

7.    NOTES PAYABLE TO RELATED PARTIES

Loan agreement with Aires International Investments, Inc.

On July 27, 2011 the Company signed a loan agreement with Aires, a company owned by a board member of the Company, which has been amended and superseded by an amendment on May 11,

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

As  the  above  mentioned  conversion  option  is  contingent  upon  payment  of  the  entire  amount  of

CHF  10  million  and  this  contingency  was  not  resolved  as  of  September  30,  2012,  the  loan  was valued at fair value, which equals face value.

The  Company and  Aires  are  currently negotiating  a  revised  conversion  option  to  replace  the  one stated  above.  The  major  contemplated  change  is  that  Aires  will  convert  its  receivable  into preferred  shares  of  shares  of  the  Company  with  a  fixed  interest  payment  with  the  option  to convert into shares of the Company’s common stock at a discount to market within a limited time frame. The parties are yet to come to an official agreement.

As  of  the  date  of  this  report  the  Company  has  borrowed  CHF  16.24  million  (approximately

$17.30 million) from the Aires line of credit.

Loans Dr. Max Rossler

During  the  three  month  period  ended  June  30,  2012,  Dr.  Max  Rossler  (board  member  of  the

SunVesta  Holding  AG)  gave  a  short  term  loan  of  $1,736,320  that  is  repayable  on  December  17,

2012,  or  if  the  Company  does  not  comply  with  the  contract  within  five  working  days.  On  this short  term  loan  the  Company  is  not  required  to  pay  any  interest  and  can  repay  the  loan  either  in cash  or  with  the  deliverly  of  10,000  shares  of  Intershop  Holding  AG,  a  publicly  traded  entity,

regardless   of   actual   trading   value   on   the   date   of   delivery.   The   Company   therefore   might

recognize a gain if the loan is repaid in Intersthop Holding AG shares  and the trading price  of the shares is less than the amount due. Based on the trading price for Intershop Holding AG shares on

September  30,  2012,  the  Company  would  have  recognized  a  gain,  which  is  immaterial.  The

Company  has  not  recorded  such  gain  and  the  fair  value  of  the  loan  approximates  the  carrying value of the loan.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

7.

NOTES PAYABLE TO RELATED PARTIES - CONTINUED

During  the  three  month  period  ended  September  30,   2012,  Dr.  Max  Rossler  (board  member  of

the  SunVesta  Holding  AG)  gave  an  additional  short  term  loan  of  $500,000  that  is  repayable  on

December  17,  2012  or  if  the  Company  does  not  comply  with  the  contract  within  five  working days.  On  this  short  term  loan  the  Company  is  not  required  to  pay  any  interest  and  can  repay  the loan  either  in  cash  or  with  the  deliverly  of  10,000  shares  of  Schindler  Holding  AG,  a  publicly traded  entity,  regardless  of  actual  trading  value  on  the  date  of  delivery.  The  Company  therefore might  recognize  a  gain  if  the  loan  is  repaid in  Schindler  Holding AG  shares and  the  trading price of  the  shares  is  less  than  the  amount  due.  Based  on  the  trading  price  for  Schindler  Holding  AG shares on September 30, 2012 the Company would have recognized a gain. The Company has not recorded such gain and the fair value of the loan approximates the carrying value of the loan.

During  the  three  month  period  ended  September  30,   2012,  Dr.  Max  Rossler  (board  member  of

the  SunVesta  Holding  AG)  gave  an  additional  short  term  loan  of  $400,000  that  is  repayable  also on  December  17,  2012  or if  the  Company does  not  comply with  the  contract  within  five  working days.  On  this  short  term  loan  the  Company  is  not  required  to  pay  any  interest  and  can  repay  the loan  either  in  cash  or  with  the  deliverly  of  700  shares  of  Zug  Estates  Holding  AG,  a  publicly traded  entity,  regardless  of  actual  trading  value  on  the  date  of  delivery.  The  Company  therefore might  recognize  a  gain  if  the  loan  is  repaid  in  Zug  Estates  Holding  AG  shares  and  the  trading price  of  the  shares  is  less  than  the  amount  due.  Based  on  the  trading  price  for  Zug  Estates  AG shares on September  30, 2012 the Company would not have recognized a gain. Therefore the fair value of the loan approximates the carrying value of the loan.

Regarding the current situation of these loans see subsequent event (refer to Note 19).

8.

RELATED PARTY TRANSACTIONS

Receivables from related parties

All  the  shareholders  listed  under  Note  6  have  –  directly  or  indirectly  -  invested  significant amounts  of  money  in  the  Company.  As  a  result,  some  of  them  incurred  short  term  cash  needs,

which  the  Company  satisfied  by  short  term  advances.  Subsequent  as  of  September  30,  2012,  all material receivables from related parties have been settled (refer to Note 19).

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

9.    NON-CURRENT LIABILITIES

SunVesta Holding AG has a bond outstanding with the following major conditions.

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

Applicable law:

Swiss

Swiss

The nominal amounts have changed as follows:

EUR-Bond

CHF Bond

EUR-Bond

CHF Bond

2012

2012

2011

2011

$

$

$

$

Balances January 1

9,598,537

3,818,898

265,273

-

Cash inflows

1,569,783

2,717,838

9,883,151

4,188,870

Foreign currency adjustments

269,342

273,318

(360,179)

(91,382)

Sub-total (Fair value)

11,485,246

6,810,054

9,788,236

4,097,488

Commissions paid to

bondholders

(248,195)

(363,082)

(248,195)

(295,778)

Amortization of such

commissions

131,966

81’734

58,487

17,188

Balance    September    30,    2012

and      December      31,      2011,

respectively (Carrying value)

11,321,433

6,528,706

9,598,537

3,818,898

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

Actuarial valuation

Net periodic pension cost has been included in the Company’s results as follows:

Three months

Nine months ended

Three months

Nine months ended

ended

September 30,

ended September

September 30,

September 30,

2012

30, 2011

2011

2012

Pension expense

Current service cost

$

25,384

76,151

25,384

76,151

Past service cost

-

-

-

-

Interest cost

772

2,315

772

2,315

Expected return on assets

(692)

(2,076)

(692)

(2,076)

Employee contributions

(10,164)

(30,492)

(10,164)

(30,492)

Net periodic pension cost

$

15,300

45,898

15,300

45,898

During the nine months periods ended September 30, 2012 and September 30, 2011 the Company made cash contributions of $30,000 and $30,000, respectively, to its defined benefit pension plan.

During   the   three   months   periods   ended   September   30,   2012   and   September   30,   2011   the

Company  made  cash  contributions  of  $10,000  and  $10,000,  respectively,  to  its  defined  benefit pension plan.

All  of  the  assets  are  held  under  the  collective  contract  by  the  plan’s  re-insurer  Company  and  are

invested   in   a   mix   of   Swiss   and   international   bond   and   equity  securities   within   the   limits

prescribed by the Swiss Pension Law.

The  expected  future  cash  flows  to  be  paid  by  the  Company  in  respect  of  employer  contributions to the pension plan for the year ended December 31, 2012 are $10,000.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

11.

AGREEMENT TO PURCHASE NEIGHBORING PIECE OF LAND

In  2010  SunVesta  Holding  AG  concluded  a  sale  and  purchase  agreement  with  a  company  called

DIA  S.A.  (“DIA”),  being  domiciled  in  San  José,  Costa  Rica.  The  scope  is  the  acquisition  of  a neighboring  piece  of  land  with  approximately  120,000  m2  having  direct  beach  access  through acquisition  of  100%  of  the  shares  of  Altos  del  Risco  S.A.  shares  of  DIA.  The  total  purchase consideration is  $12.7 million. Upon payment  of the entire amount,  ownership will  be  transferred to the Company. As at September 30, 2012 and December 31, 2011, $6.3 million and $3.1 million has been paid, respectively. The sixth addendum dated November 12, 2012, stipulates that:

$8.7 million has already been paid

$4.0 million has still to be paid

The  current  contractual  situation  does  not  call  for  any  penalties  in  case  of  delays  of  payments.

The purchase of the neighbouring piece of land was officially concluded in the 1st Quarter 2013.

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

13.

TAX CONTINGENCIES

Based on failures to file  certain tax return for  the  years ended 2008,  2009 and 2010 the  Company was  advised  on  April  2,  2012  by  the  Internal  Revenue  Service  (IRS)  of  aggregate  penalties

amounting   to   $140,000.   Despite   of   an   ongoing   appeal   process   the   Company   changed   its

assessment  during  the  nine  months  period  ended  September  30,  2012  and  determined  that  it  is more likely than not that it will have to pay the penalty.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

14.

MANGEMENT AGREEMENT WITH MELIA HOTELS & RESORTS

In  March  2011,  the  Company  concluded  a  management  agreement  for  the  management  of  the

planned   resort   in   Guanacaste,  Costa   Rica.   This   agreement   includes   a   clause  saying   that   if

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

to June 30,  2012. On June 30, 2012, neither the  whole penalty nor a part  of the penalty have  been paid.  Therefore,  the  the  deadline  to  pay the  penalty of  $1  million  was  extended  on  June  30,  2012 up to August 31, 2012.

On  September  30,  2012,  neither  the  whole  penalty  nor  a  part  of  the  penalty  have  been  paid although the deadline of August 31, 2012 to pay the penalty of $1 million had expired. Any future reduction  or  elimination  of  this  penalty  would  be  accounted  for  as  a  contingent  gain  and  will  be recorded when an agreement is finalized.

Regarding current situation subsequent to September 30, 2012 refer to Note 19.

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

On November 13, 2012 the above agreement  was  amended to decrease the total  purchase price to

$17.2  million  with  no  equity payment.  The  terms  and  conditions  of  the cash  payment  are  yet  still to be defined. Furthermore, all payments by the Company to date and in the future are refundable.

Subsequent  to  signing  the  agreements,  the  Company  paid  down-payments  on  the  purchase  of  the properties of approximately $1,400,000 ($1,170,000 has been paid as per September 30, 2012).

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

As  of  September  30,  2012  and  December  31,  2011,  respectively,  there  are  no  financial  assets  or liabilities measured on a recurring basis at fair value.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

16.

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

September 30, 2012

16.

FAIR VALUE MEASUREMENT - CONTINUED

The fair value of our financial instruments is presented in the table below:

September 30, 2012

December 31, 2011

Carrying

Carrying

Fair Value

Amount

Fair Value

Amount

Fair Value

Levels

Reference

Cash and cash

equivalents

63,672

63,672

505,500

505,500

1

None

Short term

investments

-

-

75,000

75,000

1

None

Receivables from

related parties

935,773

935,773

443,499

443,499

3

(current)

Note 6

Receivables related

parties (non-

1,349,785

1,349,785

-

-

current)

3

Note 6

Accounts

Payable

1,688,354

1,688,534

1,401,137

1,401,137

1

None

Notes payable to

related parties –

31,930

31,930

31,928

31,928

other (current)

3

Note 6

Notes payable to

related parties – Dr.

2,613,466

2,613,466

-

-

M. Rössler

1

Note

6,7,19

(current)

Notes payable to

related parties –

680,557

680,557

-

-

Rigendinger

3

Note

6,19

(current)

EUR-bond

11,321,433

11,321,433

9,598,537

9,598,537

3

Note 9

CHF-bond

6,528,706

6,528,706

3,818,898

3,818,898

3

Note 9

Notes payable to

related parties –

7,823,130

7,823,130

-

-

3

Note

Aires (non-current)

6,7,19

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

17.

HOTEL PROJECT ATLANTA

During  the  3rd  Quarter  2012,  the  Company  entered  into  an  purchase  agreement  for  a  hotel  and entertaining complex in Atlanta, Georgia (United States of America).

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

18.

OPENING DATE “Paradisius Papagayo Bay Resort & Luxury Villas”

During  the  3rd  Quarter  2012,  the  Company  postponed  the  opening  date  for  the  Papagayo  Gulf

Tourism Project of Costa Rica, which is now scheduled for winter 2014. Due to the postponement an addendum to the original management agreement with Sol Meliá, S.A. was agreed as follows:

The construction of the “Pardisius” will be completed on or before November 1, 2014.

Should the “Pardisius” not be completed by November 1, 2014 (subject to force majeure) and should  an  extension  to  such  date  not  be  agreed,  subsequent  to  November  1,  2014,  the

Company  will  be  obligated  to  pay  Sol  Meliá,  S.A.  a  daily  amount  of  $2,000  as  liquidated damages.

Should  the  Company  be  unable  to  complete  the  construction  of  the  “Pardisius”  by  February

28,  2015,  Sol  Meliá,  S.A.  can  terminate  the  management  agreement  obligating  the  Company to  compensate  Sol  Meliá,  S.A.  in  the  amount  of  $5,000,000,  unless  the  respective  parties agree to extend such date.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

19.

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

Meliá, S.A., to March 15, 2013, which purchase was concluded on March 9, 2013.

Since  the  Company  concluded  the  purchase  of  the  property  described  above  within  the  agreed

extension   period,   the   penalty  otherwise   payable   to   Sol   Meliá,   S.A.   and   the   corresponding

allowance  will  be  eliminated  as  of  March  9,  2013.  The  impact  being  that  the  Company  will recognize a book entry gain related to this transaction in the 1st Quarter 2013.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

19.

SUBSEQUENT EVENTS - CONTINUED

Related Party Transactions – receivables from related parties

As  described  in  Note  6  the  Company  had  as  of  September  30,  2012,  various  receivables  from related  parties.  All  these  balances  have  been  repaid  as  per  December  31,  2012  and  therefore  the

Company  has  no  longer  any  material  receivables  from  related  parties  as  per  end  of  the  financial year 2012.

Notes payable to related parties – Rigendinger – (current)

As  described  in  Note  6  the  Company  owed  to  Mr.  Hans  Rigendinger,  who  was  appointed  chief operating  officer  as  of  February  4,  2013,  an  amount  of  $680,557  as  of  September  30,  2012.  A debt  settlement  agreement  effective  December  31,  2012,  settled  the  outstanding  balance  due  to

Mr. Rigendinger as of that date of $717,977 as described hereinafter:

The  Company  issued  17,949,417  of  its  common  stock  ($0.01  par  value)  at  a  conversion  price  of

$0.04 for purposes of this debt settlement agreement.

Loans Dr. Max Rossler– (current)

As  described  in  Note  7,  the  Company  entered  into  various  short  term  loans  agreements  with  Dr.

Max  Rossler  that  have  not  been  repaid  as  originally  stipulated  on  or  before  December  17,  2012.

Therefore  the Company agreed with Mr. Rossler on  February 5,  2013,  that  all of these  short  term loans will be repayable on or before May 30, 2013.

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

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes hereto included in this report. All information presented herein is based on our three and nine month periods ended September 30, 2012 and September 30, 2011. Our fiscal year end is December 31.

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

$1,170,000 as of September 30, 2012 and approximately $1,400,000 as of the date of this report.

Hotel and Entertainment Complex (Atlanta, Georgia, U.S.A)

During  the  three  month  period  ended  September  30,  2012,  the  Company  entered  into  an  agreement  to purchase  a  hotel  and  entertainment  complex  in  Atlanta,  Georgia,  U.S.A.  The  entire  purchase  amount  of

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

Finance

The anticipated completion of the Paradisus Papagayo Bay Resort & Luxury Villas in November of 2014

will require a total investment of approximately $180 million of which approximately $21 million has been expended as of September 30, 2012. We expect to realize a minimum of $20 million in new funding over the next twelve months, though our actual financing requirements may be adjusted to suit that amount realized, and an additional $139,000,000 in funding by the time the development is completed.

New funding over the next twelve months is expected to be raised from debt financing through bonds, a fixed line of credit, shareholder loans and the guaranty agreement in place as described in the going concern paragraph.

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

Resort & Luxury Villas project.

The Euro bonds are unsecured, have a three year term, bear interest at 8.25% per annum payable each

November 30 over the term due November 30, 2013. SunVesta AG raised $9,598,537 in the twelve months ended December 31, 2011 and $1,722,896 in the nine months ended September 30, 2012, for a total of approximately $12,360,000 as of the date of this report, in connection with the Euro bond offering.

The CHF bonds are unsecured, have a three year term, bear interest at 7.25% per annum payable each

August 31 over the term due August 31, 2015. SunVesta AG raised $3,818,898 in the twelve months ended December 31, 2011 and $2,709,808 in the nine months ended September 30, 2012, for a total of approximately $5,900,000 as of the date of this report in connection with the CHF bond offering.

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

As  of  December  31,  2011  SunVesta  AG  had  borrowed  CHF  3,000,000  ($3,195,000)  from  the  Aires  line of  credit,  and  as  of  September  30,  2012  SunVesta  AG  had  borrowed  CHF  7,350,000  ($7,823,130)  for  a total of approximately CHF 16.24 million ($17,300,000) as of the date of this report.

The Company expects that the remaining amounts required to complete the Paradisus Papagayo Bay

Resort & Luxury Villas will be secured in the form of a construction loan or equity placements as necessary.

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

Results of Operations

During the nine months ended September 30, 2012, our operations were focused on (i) funding an agreement to purchase an additional 12 hectares contiguous with our existing property; (ii) seeking after building permits for the development of the property; (iii) discussions with prospective project development partners; (iv) pursuing additional debt or equity financing arrangements including bond offerings, an increase to an existing line of credit, and procuring shareholder loans;  (v) entering into an agreement to purchase two additional concession properties in proximity to our property under development; and (vi) entering into an agreement to purchase a hotel and entertainment complex in

Atlanta, Georgia.

The Company has been financed since inception from debt or equity placements offered to unrelated parties and by shareholders in the form of loans. All of the capital raised to date has been allocated to the development of the Paradisus Papagayo Bay Resort & Luxury Villas  in Costa Rican property, a non-

refundable deposit on an agreement to purchase a hotel and entertainment complex in the United States and attendant general and administrative expenses.

Comprehensive Losses

For the period from the date of inception of development stage on January 1, 2005, until September 30,

2012, the Company had incurred comprehensive losses of $27,592,408.

Comprehensive losses for the three months ended September 30, 2012 were $1,943,358 as compared to

$1,542,947 for the three months ended September 30, 2011. The increase in comprehensive losses over the comparative three month periods can be attributed to an increase in interest expense to $421,173 from

$115,677 due to bond and credit line debt obligations. Other contributing factors to the increase in comprehensive losses over the comparative three month periods ended September 30, 2012 and

September 30, 2011, respectively, include an increase in amortization of debt issuance costs and commissions to $291,894 from $94,402, due to amounts associated with the bond issuances, a loss of

$5,869 on currency exchange differences from a gain of $200,477, other expenses of $36,998 and an increase in the loss on foreign currency translation to $507,439 from $455,282, which loss is due to volatility between Swiss Francs and US Dollars, the related foreign currency translation difference on intercompany loans that is classified as a permanent investment and the translation of the financial condition and results of operations of our foreign subsidiaries, offset by a decrease in general and administrative expenses to $748,958 from $1,063,241, of which significant components were a decrease in finder’s fees of approximately $490,000, associated with the management agreement with Meliá, offset by an increase in other expenses of approximately $175,000, in addition to a decrease in sales and marketing expenses to zero from $16,148, and an increase of interest income to $68,793 from $1,326,

Comprehensive losses for the nine months ended September 30, 2012 increased to $5,063,678 from

$4,262,710 for the nine months ended September 30, 2011. The increase in comprehensive losses over the comparative nine month periods can be primarily attributed to the increase in interest expense to

$1,051,926 from $200,243, due to bond and credit line debt obligations. Other contributing factors to the increase in comprehensive losses over the comparative nine month periods, respectively, include an increase in amortization of debt issuance costs and commissions to $789,929 from $214,974, due to amounts associated with the bond issuances, other expenses of $23,386 and the recognition of an income tax obligation of $140,136 due to potential penalties for the late filing of tax returns with the Internal

Revenue Service, offset by  a decrease in general and administrative expenses to $3,204,381 from

$3,424,541, of which significant components were a decrease in finder’s fees of approximately $720,000 associated with the management agreement with Meliá, offset by an increase in investor relations expenses of approximately $161,000 and an increase in other expenses of approximately $337,000, in addition to a decrease in sales and marketing expenses to zero from $133,602, an increase of interest income to $76,063 from $1,326, a gain of $162,018 on currency exchange differences from a loss of

$64,594 and a decrease in the loss on foreign currency translation to $92,003 from a loss of $226,082,

which loss is due to volatility between Swiss Francs and US Dollars, the related foreign currency translation difference on intercompany loans that is classified as a permanent investment and the translation of the financial condition and results of operations of our foreign subsidiaries.

We did not generate revenue during this period and we expect to continue to incur losses through the year ended December 31, 2012.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry-forward and startup costs that will offset future operating profits.

Capital Expenditures

The Company expended a significant amount on capital expenditures for the period from January 1, 2005 to September 30, 2012, in connection with the purchase of land that includes a hotel concession in Costa

Rica and expects to incur future cash outflows on capital expenditure as discussed in the "Liquidity and

Capital Resources" and the "Going Concern" paragraphs below.

Liquidity and Capital Resources

The Company has been in the development stage since inception and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

As of September 30, 2012, we had a working capital deficit of $8,006,488. We had current assets of

$1,043,590 and total assets of $26,417,764. Our current assets consisted of $63,672 in cash, $44,143 in other assets and $935,775 in receivables from related parties. Our total assets consisted of current assets,

property and equipment of $14,200,751, net debt issuance costs of $1,862,100, down payments for property and equipment of $7,720,038, other assets of $241,500 and receivables from related parties of

$1,349,785. We had current liabilities of $9,050,078 and total liabilities of $34,784,014. Our current liabilities consisted of $1,688,345 in accounts payable, $4,035,771 in accrued expenses, and $3,325,953 in notes payable to related parties. Our total liabilities consisted of current liabilities and EUR bond debt of $11,321,433, CHF bond debt of $6,528,706, note payable to related parties of $7,823,130 and pension liabilities of $60,667.  Total stockholders’ deficit in the Company was $8,366,250  at September 30, 2012.

For the period from January 1, 2005 to September 30, 2012, net cash used in operating activities was

$15,854,085. Net cash used in operating activities for the nine months ended September 30, 2012, was

$2,884,693 as compared to $3,172,525 for the nine months ended September 30, 2011. Net cash used in operating activities in the current nine month period ended September 30, 2012, can be attributed primarily to general and administrative expenses, that include but are not limited to, personnel costs,

accounting fees, consulting expenses, finder’s fees and professional fees such as for auditing purposes and legal consultation, offset by changes accounts payable and accrued expenses. Net cash used in operating activities in the prior nine month period ended September 30, 2011, can also be primarily attributed to general and administrative expenses, offset by changes in net working capital.

We expect to use net cash in operating activities until such time as net losses transition to net income which transition is not anticipated until we complete the Paradisus Papagayo Bay Resort & Luxury Villas project.

For the period from January 1, 2005 to September 30, 2012, net cash used in investing activities was

$24,058,627. Net cash used in investing activities for the nine months ended September 30, 2012, was

$8,738,172 as compared to $3,624,584 for the nine months ended September 30, 2011. Net cash used in investing activities in the current nine month period can be attributed to receivables from related parties,

the purchase of property and equipment, down payments for property and other non-current assets, offset by the receipt of short term investments. Net cash used in investing activities in the prior nine month period ended September 30, 2011 can be attributed to receivables from related parties, the purchase of property and equipment, down payments for property and other non-current assets.

We expect to use net cash in investing activities in future periods while we develop the Paradisus

Papagayo Bay Resort & Luxury Villas.

For the period January 1, 2005 to September 30, 2012, net cash provided by financing activities was

$40,609,873. Net cash provided by financing activities for the nine months ended September 30, 2012,

was $11,165,977  as compared to $7,485,285  for the nine months ended September 30, 2011. Net cash provided by financing activities in the current nine month period ended September 30, 2012, can be attributed to proceeds from notes payable to related parties and proceeds from SunVesta AG’s bond issuance, offset by the payment of debt issuance costs. Net cash provided by financing activities in the prior nine month period ended September 30, 2011 can be attributed to proceeds from SunVesta AG’s bond issuance and notes payable to related parties, offset by repayment of notes payable to related parties notes payable and the payment of debt issuance costs.

We expect net cash provided by financing activities in future periods both from SunVesta AG’s bond offering and the credit line with Aires, equity placements, related party loans and, as necessary the guaranty agreement.

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

We have a line of credit in place with Aires against which SunVesta Holding AG has borrowed CHF

3,000,000 ($3,195,000) as of December 31, 2011, and CHF 7,300,000 ($7,823,130) as of September 30,

2012 and CHF 16,240,000 ($17,300,000) as of the filing date of this report. The amount borrowed to date is in excess of that anticipated by the line of credit agreement and the Aires debt facility is exhausted as of the filing date of this report.  Otherwise, we had no lines of credit or other bank financing arrangements as of September 30, 2012.

We have commitments to DIA, S.A and other third parties as of September 30, 2012, in connection with the purchase of property parcels made part of the development and certain commitments to the Costa

Rican government for water and development rights as well as certain commitments for the planning and construction of the resort project. As of the date of this report our commitment to DIA, SA has been met.

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

The Company has entered into an agreement to purchase a hotel and entertainment complex in

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

Off-Balance Sheet Arrangements

As of September 30, 2012, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

180,000*

*

Total amount estimated, excluding other potential projects, does not include the prospect of a $5,000,000 penalty payable to Meliá in the event that the construction of the Paradisus Papagayo Bay Resort & Luxury Villas is not

completed on or before February 28, 2015, subject to an agreed extension of the deadline. Management believes that construction will be completed in advance of the deadline.

Sixty percent (60%) of net project cost is expected to be financed by traditional mortgage loans, for which negotiations have been initiated. The remaining forty percent (40%) of net project cost, as well as non-

recuperated overhead expenses and the cost of prospective “other projects” are expected to be financed by the primary promoters of the project, i.e.:

a.

Zypam Ltd.

b.

Mr. Hans Rigendinger

c.

Mr. Max Rossler

d.

Mr. Josef Mettler

On July 16, 2012, certain principal shareholders of the Company or principal lenders to the project entered into a guaranty agreement in favour of SunVesta Holding AG. The purpose of the guarantee is to ensure that until such time as financing is secured for the entire project that they will act as a guarantor to creditors to the extent of the project’s ongoing capital requirements. The guaranty agreement requires that within 30 days of receiving a demand notice, the guarantors are required to pay to SunVesta Holding AG that amount required for ongoing capital requirements, until such time as financing of the project is secured. The guaranty may not be terminated until such time as SunVesta Holding AG has secured financing for the completion of the project.

Based on this guaranty agreement, management therefore believes that available funds are sufficient to finance cash flows for the twelve months subsequent to September 30, 2012 and the filing date tough future anticipated cash outflows for investing activities will continue to depend on the availability of financing and can be adjusted as necessary.

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

Changes in Internal Control over Financial Reporting

During the period ended September 30, 2012, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

May 2, 2013

Josef Mettler

Chief Executive Officer, Chief Financial Officer,

Principal Accounting Officer and Director

/s/ Hans Rigendinger

May 2, 2013

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

10.8*

Guaranty Agreement dated July 16, 2012 between SunVesta Holding AG, Josef Mettler, Hans Rigendinger and Max Rossler (incorporated by reference from the Form 10-K filed with the Commission on February 14,

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

39