Form 10-K
period 2012-12-31
SUNVESTA, INC.
filed 2013-06-28
CIK 1060409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012.

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

12b-2 of the Exchange Act. Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock, $0.01 par value (the only class of voting stock), held by non-affiliates

(50,890,669 shares) was approximately $4,325,707 based on the based  on the average closing bid and ask prices ($0.085 ) for the common stock on June 28, 2013.

At  June  28,  2013  the  number  of  shares  outstanding  of  the  registrant’s  common  stock,  $0.01  par  value  (the  only  class  of  voting stock), was 75,541,603.

TABLE OF CONTENTS

PART I

Item1.

Business

3

Item 1A.

Risk Factors

13

Item 1B.

Unresolved Staff Comments

13

Item 2.

Properties

13

Item 3.

Legal Proceedings

14

Item 4.          Mine Safety Disclosures                                                                                                                                    14

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of

15

Equity Securities

Item 6.

Selected Financial Data

17

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of  Operations

17

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

31

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

(“SunVesta AG”) as a wholly-owned subsidiary.

SunVesta AG was incorporated under the laws of Switzerland on December 18, 2001 and is domiciled in the Canton of Zurich, Switzerland. SunVesta AG operates through its subsidiaries:

—    SunVesta Projects & Management AG (Switzerland) (100% owned)

—    SunVesta Costa Rica Limitada (Costa Rica) (100% owned)

—    Rich Land Investments Limitada (Costa Rica) (100% owned)

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

Specifications

Paradisus Papagayo Bay Resort & Luxury Villas’ initial specifications are to be as follows:

—    eco-luxury all-inclusive resort

—    381-keys

—    direct beach access

—    five restaurants and five bars

—    Yhi Spa and Health Club

—    Paradisus’ adults-only “Royal Service” level of accommodations

—    Paradisus’ “Family Concierge” program

—    19,000 square feet of meeting facilities with the business traveler in mind

Royal Service

Our Royal Service will include an extensive range of services such as butler service, private pools for each

Garden Villa and/or a Jacuzzi in every suite.

The Royal Service area will include:

—    112 Junior Suites Grand Deluxe

(53-60* square meters)

—    3 Junior Suites Grand Deluxe for Handicapped Guests

(53* square meters)

—    6 Grand Master Suites

(82* square meters)

—    1 Grand Presidential Suite (4 bedrooms)

(145* square meters)

—    20 one or two bedroom Garden Villas

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

—    166 Junior Suites Deluxe

(47* square meters)

—    34 Suites Deluxe

(87* square meters)

—    34 Suites Premium

(93* square meters)

—    6 Handicapped Junior Suites Deluxe

(47* square meters)

—    1 Presidential Suite

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

The Paradisus Papagayo Bay Resort & Luxury Villa’s will feature other highlights including:

—     over 65 private, swim up and resort pools including the world’s second largest Infinity Pool all within idyllic landscaped grounds

—    a wedding chapel with a stunning ocean view

—    rain forest walkways that permit guests to experience the flora and fauna of the rain forest

—    a multipurpose convention hall with over 2,000 square meters of space that can be utilized as a whole or divided to create smaller meeting rooms

—    a full service spa committed to providing for the wellbeing of our guests. The spa will be located with a 180 degree sea view within approximately 1,000 square meters that will include 12 large treatment rooms, a hairdresser, relaxation areas, pools, saunas and steam rooms

—    the 20 private villas will be located within the Royal Service area of the resort. The present intention being that these villas will be sold to individuals who will then let them back to the resort when not occupied by the owners.

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

Meliá, ME by Sol Meliá, Innside by Sol Meliá, Tryp, Sol Meliá, Sol Meliá Vacation Club, and Paradisus

brands. The Paradisus brand represents all-inclusive luxury resorts with hotels in Mexico and the

Dominican Republic, including:

Paradisus Palma Real (Dominican Republic):

—     496 oversized suites

—     numerous pools and whirlpools, five tennis courts, casino,  beach, golf, meeting space, five restaurants, two buffets, nine bars, etc.

The Reserve at Palma Real (Dominican Republic):

—     184  rooms “Residential Concierge Suites”

—     private beach, swimming pools, 7800 sq ft “Kids Zone”, 24,000 sq. ft. Yhi Spa, three restaurants, two buffets, two bars, etc.

Paradisus Punta Cana (Dominican Republic):

—     884 oversized suites (500 - 1000+ sq ft)

—     seven pools, four tennis courts, casino, beach, “Kids Zone”, Yhi Spa and fitness, meeting rooms, 12 restaurants, eight bars, etc.

The Reserve at Punta Cana (Dominican Republic):

—     132 residential suites

—     pools (with partially underwater pool beds, water features, etc), private beach, spa, cabanas,

etc.

La Esmeralda at Playa del Carmen

—     512 suites including 56 swim-up suites

—     spas, meeting spaces, 11 restaurants, 10 bars, etc. (partially shared with La Perla at Playa del

Carmen).

La Perla at Playa del Carmen

—     394 suites including 60 swim-up suites

—     Paradisus’ adults-only “Royal Service” level of accommodations

—     spas, meeting spaces, 11 restaurants, 10 bars, etc. (partially shared with La Esmeralda at

Playa del Carmen)

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

Additional Concession Properties

On April 20, 2012, SunVesta AG entered into an agreement with Meridian IBG (“Meridian”) to purchase two additional concession properties in Polo Papagayo, Gunacaste. The additional concession properties have a total surface of approximately 230,000 square metres, purchased for a total of $22,895,806, on terms whereby fifty percent was to be paid in cash and the other fifty percent with the transfer of a ten percent equity interest in La Punta (the concession properties in Polo Papagayo on which the project will be located) and a five percent equity interest in Paradisus Papagayo Bay Resort & Luxury Villas. The payment schedule was as follows:

—     $0.5 million is required as a cash payment by May 16, 2012

—     $5.0 million is required as a cash payment by August 31, 2012

—     $5.698 million is required as a cash payment by January 31, 2013

—     Equity is required to be transferred upon final payment

On November 13, 2012 the agreement with Meridian was amended to decrease the total purchase price to

$17.2 million with no equity payment. The terms and conditions of the cash payment were to be defined.

Furthermore, all payments by the Company to date and in the future are refundable. Since signing the agreement, the Company had paid down-payments on the purchase of the additional concession properties of approximately $1,400,000 as of December 31, 2012.

Subsequent to period end, on May 7, 2013, SunVesta AG entered into a new agreement with Meridian that replaced the original contract, with a new total purchase price of $17,500,000 and a remaining amount due of $15,830,299. The new agreement includes a payment plan for the remainder due divided amongst

Meridian and a third party as follows:

Third Party

—    $300,000 on May 4, 2013 which was paid on May 7, 2013 and is non-refundable

—    $1,000,000 on June 30, 2013, which is refundable

—    $1,000,000 on July 31, 2013, which is refundable

—    $1,000,000 on August 31, 2013, which is refundable

—    $1,500,000 on September 30, 2013, which is refundable

—    $1,500,000 on October 31, 2013, which is refundable

—    $1,700,000 on November 30, 2013, which is refundable

$8,000,000 in total to Third Party

Original Seller

—    $1,000,000 on January 31, 2014

—    $1,000,000 on February 28, 2014

—    $1,000,000 on March 31, 2014

—    $1,000,000 on April 30, 2014

—    $1,000,000 on May 31, 2014

—    $1,000,000 on June 30, 2014

—    $1,000,000 on July 31, 2014

—    $1,130,000 on August 31, 2014

$8,130,000 in total to Original Seller

Should SunVesta AG be able to meet the payments due to the third party in advance of the required payment dates, the new agreement provides for certain discounts against that amount to be paid to Meridian based on a sliding scale determined as of the full satisfaction date.

Hotel and Entertainment Complex (Atlanta, Georgia, U.S.A)

On September 19, 2012, SunVesta AG entered into an agreement with Fundus America (Atlanta) Limited

Partnership (“Fundus”) to purchase a hotel and entertainment complex in Atlanta, Georgia, U.S.A. for $26 million. An additional $18 million for renovations would be required to remediate the hotel and entertainment complex. The Company entered into a series of negotiations with various parties to finalize a financing package for this project but was unable to procure such financing. Subsequent to period end,

February 6, 2013, the $250,000 escrow deposit was released to Fundus. A second amendment and reinstatement agreement was entered into on March 12, 2013, pursuant to which SunVesta AG remitted an additional non-refundable closing extension fee in the amount of $250,000 to extend the closing date for the transaction to April 1, 2013. A third amendment and reinstatement agreement was entered into on May 17,

2013, pursuant to which SunVesta AG remitted an additional non-refundable closing extension fee in the amount of $250,000 to extend the closing date for the transaction to July 10, 2013. Should SunVesta AG close the transaction with Fundus on or before July 10, 2013, those amounts paid on deposit and as extension fees are to be credited against the purchase price for the hotel and entertainment complex.

Otherwise, said amounts are to be considered earned by Fundus and non-refundable to SunVesta AG.

Finance

The anticipated completion of the Paradisus Papagayo Bay Resort & Luxury Villas in November of 2014

will require a total investment of approximately $180 million of which approximately $25 million has been expended as of December 31, 2012. We expect to realize a minimum of $80 million in new funding over the next twelve months, though our actual financing requirements may be adjusted to suit that amount realized,

and an additional $75 million in funding by the time the development is completed. New funding over the next twelve months is expected to be raised from debt financing through bonds,  shareholder loans and the guaranty agreement in place as described herein.

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

& Luxury Villas project.

The Euro bonds are unsecured, have a three year term, bear interest at 8.25% per annum payable each

November 30 over the term due November 30, 2013. SunVesta AG raised $4,618,170 for the year ended

December 31, 2012 and $9,598,537 for the year ended December 31, 2011, for a total of $14,216,707 as of

December 31, 2012, in connection with the Euro bond offering.

The CHF bonds are unsecured, have a three year term, bear interest at 7.25% per annum payable each

August 31 over the term due August 31, 2015. SunVesta AG raised $1,870,466 for the year ended

December 31, 2012 and $3,818,898 for the year ended December 31, 2011, for a total of $5,689,364 as of

December 31, 2012, in connection with the CHF bond offering.

On July 27, 2011, SunVesta AG entered into a line of credit agreement with Aires International Investment,

Inc. (“Aires”), a company owned by a board member of SunVesta AG, which was subsequently amended on May 11, 2012 and June 21, 2012 to include the following provisions:

—   the lender grants the Company a terminable, interest bearing and non-secured loan in the maximum amount of CHF 10,000,000

—   the conversion right granted in the original contract to convert the balance of the line of credit into 10% ownership interest in Rich Land was cancelled.

—   once the entire amount of CHF 10,000,000 has been drawn down, Aires has the right to convert its entire loan of CHF 10,000,000 into a 20% holding of the capital of the Company

(instead of Rich Land).

—   the repayment of the line of credit is due on September 30, 2015, until such time Aires can exercise its conversion option.

—   CHF 10,000,000 of this line of credit is subordinated in favour of other creditors.

—   the interest rate is 7.25% and interest is due on September 30 of each year.

SunVesta AG loaned $7,214,916 against the line of credit for the year ended December 31, 2012 and

$3,192,848 against the line of credit for the year ended December 31, 2011, for a total of $10,407,764 as of

December 31, 2012. SunVesta AG had loaned approximately $24,150,000 against the Aires line of credit as of the filing date of this report.

Despite surpassing the maximum amount permitted under the line of credit, SunVesta AG and Aires are in discussions in connection with a revised conversion option for that amount due. A conversion option to replace the one vested according to prior agreement contemplates the conversion of that amount due to

Aires into preferred Company shares with a fixed interest payment with the option to convert into common

Company shares at a discount to market within a limited time frame. No agreement has yet been reached.

During the second half of 2012, SunVesta AG entered into a series of interest free short term loans with Dr.

Max Roessler, a board member of SunVesta AG and a principal of Aires. The loans were to be repaid in full by December 17, 2012, either in cash or in a fixed number of shares in certain publicly traded entities as follows:

Date

Amount

Shares

Public Entity

June 7, 2012

$1,810,000

10,000

Intershop Holding AG

July 24, 2012

$470,000

10,000

Schindler Holding AG

August 8, 2012

$400,000

700

Zug Estates Holding AG

The short terms loan were not repaid as December 31, 2012.

Subsequent to the period, on February 5, 2013, SunVesta AG reached an agreement with Dr. Roessler pursuant to which agreement said short term loans were to be repaid on or before May 30, 2013. The short term loans were not repaid as of the extended due date and have been since extended by verbal agreement on undetermined terms. Subsequent to period end, SunVesta AG entered into an additional short term loan with Dr. Roessler in the amount of $50,000 due on or before July 31, 2013.

Subsequent to period end, on March 8, 2013, SunVesta AG entered into an interest free loan agreement with

DIA S.A. in the amount of $2,000,000 payable on March 8, 2014. The loan was made payable in connection with the closing of SunVesta AG’s purchase of land adjacent to the Paradisus Papagayo Bay Resort &

Luxury Villas from Altos held in the name of Altos del Risco S.A.

The Company expects that the remaining amounts required to complete the Paradisus Papagayo Bay Resort

& Luxury Villas will be realized from SunVesta AG’s bond offerings, equity placements, related party loans and, as necessary, the guaranty agreement.

Timeline

Our expected timeline for developing the Paradisus Papagayo Bay Resort & Luxury Villas is as follows:

—   complete revisions of architectural plans to incorporate Sol Meliá’s requirements in the  2nd quarter of 2013

—   procure traditional construction loan in the 3rd

quarter of 2013

—   receive final building permits in 2nd quarter of 2013

—   begin construction in the 2nd quarter 2013 (earth work is in process, foundation work is planned for the 3rd quarter

—   complete construction work in the 4th quarter of 2014

Competition

Three key factors have been taken into consideration when defining our hotel competitors in relation to the

Paradisus Papagayo Bay Resort & Luxury Villas:

—   the proximity of competitors to our location in Guanacaste Province, Costa Rica

—   the consumption habits of prospective clientele

—   the ability to compete based on product similarity in relation to service standards, facilities,

the availability of equipment and the number or variety of services offered.

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

Luxury Hotel Resorts

Our primary competition in Guanacaste Province consists of nine 5-star establishments which include the

Four Seasons Peninsula Papagayo, The Chocolate Hotel & Five Star Hostel, Sol Papagayo Resort Culebra,

Hilton Papagayo Costa Rica Resort & Spa, Casa Conde del Mar Hotel Culebra, Hilton Garden Inn Liberia

Airport, the Westin Hotel, and the J.W. Marriott Guanacaste Resort & Spa. The closest direct competition for our Guanacaste property will be the Four Seasons Hotel. All of our primary competitive establishments have common characteristics with a standard vacation resort format with much more equipment and many more facilities to offer than hotels based in a city such as:

—   several modules/ lodging buildings around central services

—   ample water areas with outdoor swimming pools, areas for hammocks and sun bathing

—   children and entertainment activity areas

—   restaurant pool areas with bars and service throughout the day

—   large lounges for breakfast, lunch and dinner services

—   alternative gastronomic or theme restaurants

—   sports areas (basketball court, tennis courts, golf course, soccer field)

—   Fitness Center, Wellness Centre and Spa Areas

Our competitors are managed by leading international chains or experienced domestic companies.

Despite what might be construed as obvious obstacles to entry, due to robust competition in the hospitality sector in Guanacaste Province, we believe that our development of the Paradisus Papagayo Bay Resort &

Luxury Villas will be successful based principally on the following factors:

—   the beach front location of the development

—   environmental integrity in project development and operation

—   the reputation of the Paradisus brand in the region and internationally

Further, we believe that we have certain distinctive competitive advantages over all or many of our competitors including:

—   location in one of the most appealing areas worldwide

—   environmental integrity in project development and operation

—   superior project development and management agreements that maximize resources and broaden market penetration

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

However, in 2012 TI determined that the number of visitors rose to a historical record of 2.34 million,

which number represented a 6.9% increase over 2011. The continuing increase in visitors to Costa Rica over the period indicates a mature demand market attractor with very positive worldwide destination positioning.

The 2013 Travel and Tourism Competitiveness Index (TTCI), indicates that Costa Rica reached the 47th place in the world ranking, classified as the second most competitive among Latin American countries after

Mexico, and ranking sixth in the Americas. Just considering the sub index measuring human, cultural, and natural resources, Costa Rica ranks in the 38th place at a worldwide level, and 7th when considering just the natural resources criteria. The TTCI report also notes Costa Rica's main weaknesses, limited number of cultural sites (109th), time required to start a business (130th), poor condition of ground transport infrastructure (100th), and poor quality of port infrastructure (136th).

TI has determined that the most relevant origin markets in terms of demand are the United States, Canada and Mexico which generated approximately 48% of all tourists followed by Central American countries including Guatemala, El Salvador, Panama and Nicaragua, which generated approximately 31% of the tourists arriving in Costa Rica in 2011. Tourists from European countries represented approximately 14%

all tourists in 2011 led by Spain, Germany, France, Holland and the United Kingdom. Most visitors to Costa

Rica arrive through the airport in San Jose, Costa Rica during three peak seasons from December to

January, March to April and June through August.

Hotel records in Guanacaste, as detailed by TI statistics, evidence that the number of hotels in the 4 to 5 star category has not increased since 2008 while the number of 4 or 5 star category rooms has increased from

2,728 rooms in 2008 to 3,415 rooms in 2011. The fact that the number of rooms on Guanacaste has increased even though the number of hotels in our category has remained the same over the past three years indicates a building demand for new facilities that fall within the 4 to 5 star category and the attendant additional rooms that new resort construction will bring to the area.

Geography

Costa Rica’s Guanacaste Province is bound in the east by a group of vegetated volcanoes and the west by beaches on the Pacific Ocean. The province contains heavily forested areas and seven national parks, and includes the Area de Conservación Guanacaste World Heritage Site. Guanacaste is the northern-most province of Costa Rica, with the Papagayo Bay a 40-minute flight and one-hour car transfer from the capital’s airport. Tourism has emerged as the most lucrative revenue source in the province. Tourists to the

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.

PROPERTIES

Costa Rican Properties

The Company owns approximately 20 hectares of undeveloped prime land in Guanacaste Province, Costa

Rica, approximately 12 hectares of which was purchased subsequent to period end. The property is contiguous and is the site that the Company intends to utilize to build the Paradisus Papagayo Bay Resort &

Luxury Villas. The purchase of the additional 12 hectares was based on an agreement dated March 22, 2010 with DIA S.A. (“DIA”) of San Jose, Costa Rica. The purchase price of $12,700,000 was paid on terms, of which $8,700,000 had been paid against the purchase price of the property as of December 31, 2012.

Subsequent to period end, on March 8, 2013, the Company concluded the purchase of the 12 hectares from

DIA for a total amount paid of $10,700,000 and an interest free loan in the amount of $2,000,000 due on

March 8, 2014.

DIA is currently in the process of transferring the concession and land, both held by a company called

"Altos del Risco S.A." to SunVesta AG.

On April 20, 2012, SunVesta AG entered into an agreement with Meridian to purchase two additional concession properties. The additional concession properties have a total surface of approximately 230,000 square meters purchased for a total of $22,895,806, on terms whereby fifty percent was to be paid in cash and the other fifty percent with the transfer of a ten percent equity interest in La Punta (the concession properties in Polo Papagayo on which the second project will be located) and a five percent equity interest in Paradisus Papagayo Bay Resort & Luxury Villas. The Company intends to develop a second hotel on these grounds once development of the Paradisus Papagayo Bay Resort & Luxury Villas is complete.

The agreement with Meridian was amended on November 13, 2012, to decrease the total cash purchase price to $17.2 million and to delete the equity component for both La Punta and the Paradisus Papagayo

Bay Resort & Luxury Villas without detailing new terms and conditions for the payment of the reduced purchase price. SunVesta AG had paid down-payments on the purchase of the additional concession properties of approximately $1,400,000 as of December 31, 2012.

Subsequent to period end, on May 7, 2013, 2013, SunVesta AG entered into a new agreement with

Meridian that replaced the original contract, with a new total purchase price of $17,500,000 and a remaining due of $15,830,299. The new agreement includes a payment plan for the remainder due divided amongst Meridian and a third party. Should SunVesta AG be able to meet the payments due to the third party in advance of the required payment dates, the new agreement provides for certain discounts against that amount to be paid to the Meridian based on a sliding scale determined as of the full satisfaction date.

Subsequent to the period of this report, the Company obtained all necessary permits for the development of the Paradisus Papagayo Bay Resort & Luxury Villas.

Executive Offices

We maintain our offices at Seestrasse 97, Oberrieden Switzerland CH-8942. Prior to December 1, 2012, we

leased these premises on a month to month lease from Sportiva AG, an entity for which Josef Mettler, our chief executive officer, is a shareholder, an officer and a director, for $9,000 per month. On December 1,

2012 we entered into a new lease agreement with an unrelated entity for the same premises for annual rental expenses of $130,000 per annum through December 31, 2017.

The Company recognized lease expenses of $125,000 and $83,000 for the years ended December 31, 2012 and 2011, respectively, for the use of these executive offices and owed unpaid lease payments of approximately $10,500 and zero as of December 31, 2012 and 2011, respectively. We believe that we have sufficient office space for the foreseeable future in order to pursue the completion of the project described herein.

ITEM 3.

LEGAL PROCEEDINGS

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS,

AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the Over the Counter Pink Sheets, a service maintained by

OTC Link under the symbol “SVSA.” Trading in the common stock over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. These prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the years ended December 31, 2012 and 2011 are as follows:

Year

Quarter Ended

High

Low

2012

December 31

$0.15

$0.01

September 30

$0.20

$0.03

June 30

$0.30

$0.09

March 31

$0.30

$0.03

2011

December 31

$0.31

$0.06

September 30

$0.31

$0.08

June 30

$0.09

$0.08

March 31

$0.20

$0.02

Capital Stock

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of December 31, 2012, there were 83 shareholders of record holding a total of 54,092,186 shares of fully paid and non-assessable common stock of the 200,000,000 shares of common stock, par value $0.01,

authorized. The board of directors believes that the number of beneficial owners is greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

As of December 31, 2012, there were no shares issued and outstanding of the 50,000,000 shares of preferred stock authorized. The par value of the preferred stock is $0.01 per share. Our preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the board of directors.

Stock Options

As of December 31, 2012, we had no outstanding stock options to purchase shares of our common stock.

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

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

On January 1, 2013, the Company authorized the issuance of 3,500,000 shares of restricted common shares,

valued at $0.04 a share, and granted 10,000,000 stock options from the SunVesta, Inc. 2013 Stock Option

Plan, that vest in two parts on the satisfaction of certain criteria tied to the development of the Paradisus

Papagayo Bay Resort & Luxury Villas, to Hans Rigendinger in connection his employment agreement of even date in reliance upon the exemptions from registration provided by Section 4(2) and Regulation S of the Securities Act of 1933, as amended (“Securities Act).

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose; and (3) the offeree was financially sophisticated.

The Company complied with the exemption requirements of Regulation S by having directed no offering efforts in the United States, by offering common shares only to an offeree who was outside the United

States at the time of the offering, and ensuring that the offeree to whom the securities were offered and authorized was a non-U.S. offeree with an address in a foreign country.

On December 31, 2012, the Company authorized the issuance of 17,949,417 shares of restricted common shares to Hans Rigendinger in exchange for the settlement of debt of $717,976.71 or $0.04 a share in reliance upon the exemptions from registration provided by Section 4(2) and Regulation S of the Securities

Act.

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose; and (3) the offeree was financially sophisticated.

The Company complied with the exemption requirements of Regulation S by having directed no offering efforts in the United States, by offering common shares only to an offeree who was outside the United

States at the time of the offering, and ensuring that the offeree to whom the securities were offered and authorized was a non-U.S. offeree with an address in a foreign country.

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

Discussion and Analysis

Our plan of operation through November 2014 is to complete the Paradisus Papagayo Bay Resort & Luxury

Villas project that will require a total investment of approximately $180 million, of which approximately

$25 million has been expended as of December 31, 2012. We expect to realize a minimum of $80 million in new funding over the next twelve months, though our actual financing requirements may be adjusted to suit that amount realized, and an additional $75 million in funding by the time the development is completed.

New funding over the next twelve months is expected to be raised from debt financing through bonds,

shareholder loans and the guaranty agreement in place as described herein.

Results of Operations

During the year ended December 31, 2012, our operations were focused on (i) amending the terms of an agreement with DIA to purchase an additional 12 hectares contiguous with our existing property in

Guanacaste Province, Costa Rica in connection with the development of the Paradisus Papagayo Bay

Resort & Luxury Villas ; (ii) entering into a new replacement agreement with Meridian for the purchase of purchasing two additional concession properties in Guanacaste Province, Costa Rica for the development of a secondary hospitality project; (iii) executing an agreement to acquire a hotel and entertainment property for redevelopment in Atlanta, Georgia, U.S.A. (iv) deliberations with local authorities to obtain building permits for the development of the Paradisus Papagayo Bay Resort & Luxury Villas property; (v)

discussions with prospective project development partners; (vi) pursuing additional debt and equity financing arrangements including a bond offering through SunVesta AG in Europe and loans from related parties; (vii) revising the management agreement with  Sol Meliá to extend the deadline for purchasing the

Paradisus Papagayo Bay Resort & Luxury Villas property; and  (viii) converting certain debt to equity.

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

Comprehensive Losses

For the period from the date of inception of development stage on January 1, 2005, until December 31,

2012, the Company had incurred comprehensive losses of $29,867,945.

Comprehensive losses for the year ended December 31, 2012 were $7,339,215 as compared to $10,361,355 for the year ended December 31, 2011. The decrease in comprehensive losses over the comparative twelve month period periods can primarily be attributed to a decrease in general and administrative expenses to

$4,467,015, from $8,262,540, of which significant components were a decrease in finder’s fees of

$1,531,000, associated with the management contract with Sol Meliá, and a decrease in bonuses paid to related parties for services rendered of $2,500,000, offset by an increase in investor relations of $161,000,

and an increase in other expenses of $119,000. Other contributing factors to the decrease in comprehensive losses over the comparative twelve month periods include the decrease in marketing costs to zero from

$148,662, which is associated with the Paradisus Papagayo Bay Resort & Luxury Villas development, the impairment of property and equipment to zero from $1,311,000, in connection with costs associated with the original planning for the Papagayo Gulf Tourism project which has since been abandoned in favor of the

Paradisus Papagayo Bay Resort & Luxury Villas, the increase in interest income to $101,086 from zero,

and the increase in the gain on currency exchange difference of $206,821 from a gain of $169,236, offset by an increase in interest expenses on outstanding debt that rose to $1,511,137 from $447,594, due to maturing bond and credit line debt obligations, an increase in the amortization of debt issuance costs and commissions to $428,868 from $375,370, due to amounts associated with debt obligations, an increase in other expenses to $35,435 from  $7,000, the recognition of an income tax obligation of $140,136, due to potential penalties for the late filing of tax returns with the Internal Revenue Service from zero and the transition to a loss on foreign currency translation of $1,064,531 from a gain of $21,575, which is due to volatility between Swiss Francs and US Dollars, and the related foreign currency translation difference on intercompany loans which is classified as a permanent investment and the translation of the financial condition and results of operations of our foreign subsidiaries.

We did not generate revenue during this period and we expect to continue to incur losses through the year ended December 31, 2013.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry-forward and startup costs that will offset future operating profits.

Capital Expenditures

The Company expended a significant amount on capital expenditures for the period from January 1, 2005 to

December 31, 2012, in connection with the purchase of land that includes a hotel concession in Costa Rica and expects to incur future cash outflows on capital expenditure as discussed in the "Liquidity and Capital

Resources" and the "Going Concern" paragraphs below.

Liquidity and Capital Resources

The Company has been in the development stage since inception and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

As of December 31, 2012, we had a working capital deficit of $22,045,029. We had current assets of

$299,758 and total assets of $29,310,158. Our current assets consisted of $260,520 in cash, and $39,238  in other assets. Our total assets consisted of current assets and property and equipment of $16,799,540, net debt issuance costs of $1,649,216, down payments for property and equipment of $10,320,144 and other assets of $241,500.

As of December 31, 2012, we had current liabilities of $22,344,787 and total liabilities of $39,233,967. Our current liabilities consisted of $827,102 in accounts payable, $3,868,914 in accrued expenses, $3,432,064 in notes payable to related parties and $14,216,707 in Euro bond debt. Our non-current liabilities consisted of CHF bond debt of $5,689,364, notes payable to related parties of $11,125,741 and pension liabilities of

$74,075.  Total stockholders’ deficit in the Company was $9,923,809 at December 31, 2012.

For the period from January 1, 2005 to December 31, 2012, our net cash used in operating activities was

$17,617,927.

Net cash used in operating activities for the twelve months ended December 31, 2012, was $4,648,535  as compared to $5,955,062 for the twelve months ended December 31, 2011, which differences reflect the decrease in general and administrative expenses and changes in working capital. Net cash used in operating activities in the current twelve month period is comprised of general and administrative expenses that include but are not limited to, personnel costs, accounting fees, consulting expenses, finder’s fees and professional fees, such as for auditing purposes and legal consultation and changes in other assets, accounts payable and accrued expenses. Net cash used in operating activities in the prior twelve month period can also be primarily attributed to general and administrative expenses and changes in other assets, accounts payable and accrued expenses.

We expect negative net cash in operating activities until such time as net losses transition to net income which transition is not anticipated until we complete the Paradisus Papagayo Bay Resort & Luxury Villas project.

For the period from January 1, 2005 to December 31, 2012, our net cash used in investing activities was

$28,511,405.

Net cash used in investing activities for the twelve months ended December 31, 2012, was $13,190,950 as compared to $7,255,350 for the twelve months ended December 31, 2011. Net cash used in investing activities in the current twelve month period is comprised of receivables from related parties, the purchase of property and equipment, and down payments for property and equipment offset by short term investments. Net cash used in investing activities in the prior twelve month period is comprised of short term investments, receivables from related parties, the purchase of property and equipment, down payments for property and other non-current assets.

We expect negative net cash in investing activities while in the process of developing the Paradisus

Papagayo Bay Resort & Luxury Villas and looking to additional projects.

For the period January 1, 2005 to December 31, 2012, our net cash provided by financing activities was

$47,047,689. Net cash provided by financing activities for the twelve months ended December 31, 2012,

was $17,603,793 as compared to $13,828,162 for the year ended December 31, 2011. Net cash provided by financing activities in the current twelve month period is comprised of proceeds from SunVesta AG’s bond issuance and advances from related parties offset by the repayment of bonds and the payment of debt issuance costs. Net cash provided by financing activities in the prior twelve month period ended December

31, 2011 was comprised of proceeds from notes payable related parties, and proceeds from bond issuance offset by the repayment of notes payable to related parties, a note payable and debt issuance costs.

We expect net cash flow provided by financing activities in future periods from those debt and equity infusions necessary to complete the development of the Paradisus Papagayo Bay Resort & Luxury Villas.

Management believes that our cash on hand in addition to short term related party loans and the guaranty agreement in place as described in the going concern paragraph below are sufficient for us to conduct operations over the next twelve months. Current debt financing efforts consist of a CHF bond offering in progress, and short term related party loans that have permitted us to draw capital as necessary to meet ongoing operational requirements. The Company has, as of the date of this filing, realized on a net basis

$19,380,000 through its Euro and CHF bond offerings, drawn down approximately $24,150,000 against the line of credit with Aires, a related party and borrowed on a short term basis $2,780,000 from Dr. Rӧssler, a related party.

We had no lines of credit or other bank financing arrangements as of December 31, 2012. SunVesta AG has borrowed $10,497,764 as of December 31, 2012 against a credit line with Aires and approximately

$21,190,000 as of the filing date of this report. Since the amount borrowed from Aires to date is in excess of that anticipated by the line of credit agreement, the Company expects that this debt facility is exhausted.

We have commitments for executed purchase orders and agreements in the amount of $18,000,000 as of

December 31, 2012, in connection with the development of the Paradisus Papagayo Bay Resort & Luxury

Villas including $4,000,000 to DIA for the purchase of property contiguous to the site, which commitments are included in the required financing of $180 million to complete the project. Most material commitments were not contractually agreed as of the end of the period. Subsequent to period end, the purchase of the property contiguous to the site of the Paradisus Papagayo Bay Resort & Luxury Villas was completed and

$2,000,000 of that amount due at December 31, 2012, converted into a $2,000,000 non-interest bearing promissory note due on March 8, 2014.

The fourth addendum (dated  February 5, 2013) to the management agreement with Sol Meliá  stipulates that should the completion of the construction not occur by February 28, 2015, Sol Meliá  will be entitled to terminate the management agreement and to receive a termination amount of $5,000,000, unless the parties agree in writing to extend such date.

We have cancellable commitments that are not included in the required financing for the development of the Paradisus Papagayo Bay Resort & Luxury Villas of $41,550,000 as of December 31, 2012, including

$15,800,000 to Meridian for the purchase of two additional concession properties in Polo Papagayo,

Guanacaste, Costa Rica and $25,750,000 to Fundus for the purchase of a hotel and entertainment complex in Atlanta, Georgia, U.S.A. Subsequent to period end, the agreement with Meridian for the purchase of two additional concession properties was terminated and a new replacement agreement agreed to increase the total purchase price to $17,500,000 of which $15,830,299 remains to be paid on terms through August 31,

2014. Subsequent to period end, the purchase agreement with Fundus was extended.

We maintain a defined benefit plan that covers all of our Swiss employees and have an employment agreement with our chief executive officer and chief financial officer as of December 31, 2012.

We have no current plans for significant purchases or sales of plant or equipment, except in connection with the planned construction of the Paradisus Papagayo Bay Resort & Luxury Villas and discussed above.

We have no current plans to make any changes in the number of our employees as of December 31, 2012.

Future Financings

We will continue to rely on debt or equity sales of our shares of common stock to fund our business operations and may rely on a guaranty agreement to bridge traditional financing for the Paradisus Papagayo

Bay Resort & Luxury Villas.

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Going Concern

The Company intends to build a hotel in the Papagayo Gulf Tourism Project area of Guanacaste, Costa

Rica. The total net investment is estimated to be approximately $180 million.

The  project  is  expected  to  open  in  the  fourth  quarter  of  2014.  Until  the  completion  of  the  project,  the following expenditures are estimated to be incurred:

a.     Gross project cost

$

195,000,000

b.    Less: Proceeds from sale of villas

(24,000,000)

c.     Net project cost

171,000,000

d.    Overhead expenses

21,000,000

e.     Less: Recuperated in gross project cost

(12,000,000)

f      Total, excluding other potential projects

$

180,000,000

Sixty percent  (60% ) of the “Net project cost” is going to be financed by traditional mortgage loans, for which negotiations have been initiated. The remaining forty percent (40% of  the “Net project cost”, as well as “non-recuperated overhead expenses” and the cost of potential “other projects” are going to be financed by the main shareholders or lenders of the project, i.e. Zypam Ltd., shareholder, Mr. Hans Rigendinger,

shareholder and board member of SunVesta AG, Mr Max Rössler, majority shareholder of Aires, Mr Josef

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

Based on this guaranty agreement, management believes that available funds are sufficient to finance cash flows for the twelve months subsequent to December 31, 2012 and the filing date, though future anticipated cash outflows for investing activities will continue to depend on the availability of financing and can be adjusted as necessary.

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

—   our anticipated financial performance and business plan

—   the sufficiency of existing capital resources

—   our ability to raise additional capital to fund cash requirements for future operations

—   uncertainties related to our future business prospects

—   our ability to generate revenues to fund future operations

—   the volatility of the stock market

—   general economic conditions

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

Recent Accounting Pronouncements

Please see Note 2 to the accompanying consolidated financial statements for recent accounting pronouncements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our  audited  financial  statements  for  the  years  ended  December  31,  2012  and  2011  are  attached  hereto  as

F-1 through F-37.

SUNVESTA, INC.

(A Development Stage Company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

Page

Report of Independent Registered Public Accounting Firm

F-2

Report of Independent Registered Public Accounting Firm

F-3

Consolidated Balance Sheets

F-4

Consolidated Statements of Comprehensive Loss

F-5

Consolidated Statements of Stockholders’ Equity (Deficit)

F-6

Consolidated Statements of Cash Flows

F-7

Notes to Consolidated Financial Statements

F-8

BDO

Tel.    +41 44 444 35 55

BDO Visura International AG

Fax     +41 44 444 37 66

Fabrikstrasse 50

8031 Zürich

Switzerland

Report of Independent Registered Public Accounting Firm

Board of Directors

SunVesta, Inc. (a Development Stage Company)

Oberrieden, Switzerland

We  have  audited  the  accompanying  consolidated  balance  sheets  of  SunVesta,  Inc.  (a  Development  Stage

Company)  as  of  December  31,  2012  and  2011  and  the  related  consolidated  statements  of  comprehensive loss, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2012 and 2011 and the

period  from  January  1,  2005  (date  of  inception  of  the  development  stage)  to  December  31,  2012.   These

financial statements are the responsibility of the Company’s management.  Our responsibility is to express an  opinion on  these  financial  statements  based on  our audits. We  did  not  audit  the  financial  statements  of

SunVesta,  Inc.  for  the  period  from  inception  to  December  31,  2010.  Such  statements  are  included  in  the cumulative inception to December 31, 2012 totals of the statements of comprehensive loss and cash flows and reflect total revenues and net losses of 0% and 41%, respectively of the related cumulative totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to amounts for the period from inception to December 31, 2010, included in the cumulative totals,

is based solely on the report of the other auditors.

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

In  our  opinion,  based  on  our  audits  and  the  report  of other  auditors,  the  consolidated  financial  statements referred  to  above  present  fairly,  in  all  material  respects,  the  financial  position  of  SunVesta,  Inc.  (a

Development Stage Company) at December 31, 2012 and 2011, and the results of its operations and its cash flows  for  the  years  ended  December  31,  2012  and  2011  and  the  period  from  January  1,  2005  (date  of inception  of  the  development  stage)  to  December  31,  2012,  in  conformity  with  accounting  principles generally accepted in the United States of America.

Zürich, June 28, 2013

BDO Visura International AG

/s/ Andreas Wyss

/s/ Christoph Tschumi

Auditor in Charge

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

SunVesta, Inc. and Subsidiaries

Oberrieden, Switzerland

We  have  audited  the  consolidated  statements  of  operations  and  comprehensive  loss,  stockholders'  equity

(deficit) and cash flows of SunVesta, Inc. and Subsidiaries [a Development Stage Company] for the period from inception of the development stage  on January 1, 2005 through December 31, 2010 (which  financial

statements   are   not   presented   separately   herein).   SunVesta,   Inc.   and   Subsidiaries’   management   is

responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In  our  opinion,  the  consolidated  financial  statements  referred  to  above  present  fairly,  in  all  material respects, the results of operations and cash flows of SunVesta, Inc. and Subsidiaries [a Development Stage

Company]  for  the  period  from  inception  of  the  development  stage  on  January  1,  2005  through  December

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

/s/ PRITCHETT, SILER & HARDY, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

September 6, 2011

SUNVESTA, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

December 31, 2012

December 31, 2011

Assets

Current assets

Cash and cash equivalents

$

260,520

505,500

Short term investments

-

75,000

Other assets

39,238

7,775

Receivable from related parties

-

443,499

Total current assets

299,758

1,031,774

Non-current assets

Property and equipment - net

16,799,540

11,390,280

Debt issuance costs - net

1,649,216

1,511,759

Down payment for property and equipment

10,320,144

3,100,057

Others

241,500

241,500

Total non-current assets

29,010,400

16,243,596

Total assets

$

29,310,158

17,275,370

Liabilities and stockholders' equity (deficit)

Current liabilities

Accounts payable

827,102

1,401,137

Accrued expenses

3,868,914

2,482,257

Notes payable to related parties

3,432,064

31,928

EUR-Bond

14,216,707

-

Total current liabilities

22,344,787

3,915,322

Non-current liabilities

EUR-Bond

-

9,598,537

CHF-Bond

5,689,364

3,818,898

Notes payable to related parties

11,125,741

3,194,842

Pension liabilities

74,075

50,341

Total non-current liabilities

16,889,180

16,662,618

Total liabilities

$

39,233,967

20,577,940

Stockholders' equity (deficit)

Preferred stock, $0.01 par value; 50,000,000 shares

authorized, no shares issued and outstanding

-

-

Common stock, $0.01 par value; 200,000,000 shares

authorized; 54,092,186 shares issued and outstanding

540,922

540,922

Additional paid-in capital

19,446,367

18,728,391

Accumulated other comprehensive loss

(1,102,408)

(37,877)

Retained earnings prior to development stage

1,602

1,602

Deficit accumulated during the development stage

(28,786,537)

(22,511,853)

Treasury stock, 157,220 and 157,220 shares

(23,755)

(23,755)

Total stockholders' equity (deficit)

(9,923,809)

(3,302,570)

Total liabilities and stockholders' equity (deficit)

$

29,310,158

17,275,370

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Years Ended December 31, 2012 and 2011 and Cumulative Amounts

Cumulative

2012

2011

Amounts*

Revenues

Revenues, net

$

-

-

-

Cost of revenues

-

-

-

Gross profit

-

-

-

Operating expenses

General and administrative expenses

4,467,015

8,262,540

21,209,257

Sales and marketing

-

148,662

480,872

Impairment of property and equipment

-

1,311,000

1,311,000

Total operating expenses

(4,467,015)

(9,722,202)

(23,001,129)

Loss from operations

$

(4,467,015)

(9,722,202)

(23,001,129)

Other income / - expenses

Loss on disposals of assets

-

-

(3,258)

Loss on sale of investments

-

-

(1,137,158)

Loss on extinguishment of debt

-

-

(1,806,758)

Interest income

101,086

-

167,967

Interest expense

(1,511,137)

(447,594)

(2,474,983)

Amortization of debt issuance costs and commissions

(428,868)

(375,370)

(804,238)

Exchange differences

206,821

169,236

376,057

Other income / - expenses

(35,435)

(7,000)

37,099

Total other income / - expenses

(1,667,533)

(660,728)

(5,645,272)

Loss before income taxes

(6,134,548)

(10,382,930)

(28,646,401)

Income Taxes

(140,136)

-

(140,136)

Net loss

(6,274,684)

(10,382,930)

(28,786,537)

Comprehensive loss:

Foreign currency translation

(1,064,531)

21,575

(1,081,408)

Comprehensive loss

$

(7,339,215)

(10,361,355)

(29,867,945)

Loss per common share

Basic and diluted

$

(0.12)

(0.19)

Weighted average common shares

Basic and diluted

54,092,186

54,092,186

* Cumulative amounts: January 1, 2005 (date of inception of the development stage) to December 31, 2012

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

January 1, 2005 (Date of Inception) to December 31, 2012

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

-

-

21,575

December 31, 2011

540,922

18,728,391

(37,877)

1,602

(22,511,853)

(23,755)

(3,302,570)

Net loss

-

-

-

-

(6,274,684)

-

(6,274,684)

Translation adjustments

-

-

(1,064,531)

-

-

-

(1,064,531)

Stock compensation expense

-

717,976

-

-

-

-

717,976

December 31, 2012

$

540,922     $

19,446,367     $

(1,102,408)     $

1,602     $

(28,786,537)     $

(23,755)     $

(9,923,809)

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2012 and 2011 and Cumulative Amounts

2012

2011

Cumulative*

Cash flows from operating activities

Amounts

Net loss

$

(6,274,684)

(10,382,930)

(28,786,537)

Adjustments to reconcile net loss to net cash

Depreciation and amortization

31,350

15,990

320,085

Other income/expenses

(60,700)

-

(60,700)

Impairment of property and equipment

-

1,311,000

1,311,000

Amortization of debt issuance cost and commissions

428 ,867

375,370

811,936

Unrealized exchange differences

(206,821)

(169,236)

(376,057)

Stock compensation expense

717,976

-

825,245

Loss on securities acquired as deposit on stock

-

-

1,008,324

Loss on disposal of assets

-

-

3,258

Loss on extinguishment of debt

-

1,806,758

Increase in pension fund commitments

23,734

50,341

74,075

- Increase / decrease in:

Other current assets

(41,273)

1,646

(49,877)

Accounts payable

(574,034)

486,717

1,362,919

Accrued expenses

1,307,050

2,356,040

4,131,644

Net cash used in operating activities

(4,648,535)

(5,955,062)

(17,617,927)

Cash flows from investing activities

Proceeds from securities available-for-sale

-

-

1,740,381

Short term investments

75,000

(75,000)

-

Other receivables from related parties

(1,728,835)

(443,499)

(2,172,334)

Purchase of property and equipment

(4,567,028)

(3,395,294)

(17,767,808)

Down payments for property and equipment

(6,970,086)

(3,100,057)

(10,070,143)

Other non-current assets

-

(241,500)

(241,500)

Net cash used in investing activities

(13,190,950)

(7,255,350)

(28,511,405)

Cash flows from financing activities

Net proceeds from deposit on stock

-

-

3,664,417

Proceeds from stock issuance

-

-

300,000

Proceeds from notes payable related parties

13,070,429

3,254,160

27,219,721

Repayment of notes payable related parties

-

(778,243)

(778,243)

Advances from third parties

-

-

700,000

Note payable

-

(551,155)

(714,819)

Proceeds from bond issuance, net of commissions

7,085,507

13,528,048

21,422,801

Repayment of bonds

(1,474,823)

-

(1,474,823)

Payment for debt issuance costs

(1,077,320)

(1,624,648)

(3,267,611)

Purchase of treasury stock

-

-

(23,755)

Net cash provided by financing activities

17,603,793

13,828,162

47,047,689

Effect of exchange rate changes

(9,289)

(159,269)

(658,392)

Net increase / - decrease in cash

(244,980)

458,481

259,965

Cash and cash equivalents, beginning of period

505,500

44,018

555

Cash and cash equivalents, end of period

$

260,520

502,500

260,520

Additional information

Interest paid

832,530

462,000

Income taxes paid

-

-

Assumption of receivables in settlement of related party

payable (non-cash)

2,506,035

-

* Cumulative amounts: January 1, 2005 (date of inception of the development stage) to December 31, 2012

The accompanying notes are an integral part of these consolidated financial statements

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

1.

CORPORATE INFORMATION

In  January 2005  (date  of inception  of  development  stage),  SunVesta,  Inc.  (SunVesta)  changed  its business focus to the development of holiday resorts and investments in the hospitality and related industry.  The  Company  has  not  materialized  any  revenues  yet  and  is  therefore  a  “development stage company”.

On  August  27,  2007,  SunVesta  acquired  SunVesta  Holding  AG  (SunVesta  AG)  (collectively  the

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

Debt issuance costs

Debt  issuance  costs  arise  as  a  result  of  issuing  non-current  debt,  i.e.  the  EUR  bonds,  CHF  bonds and the loan  with Aires  International  Investments  Inc., and are  amortized  over the  life  of  the debt using the effective interest method. The costs comprise of finder's fees of generally between 3 and

12  percent  of  the  amount  issued  and  costs  incurred  in  connection  with  issuing  the  bonds,  such  as legal  and accounting fees, stamp duty taxes. The accumulated amortization of debt  issuance costs was $562,657 and $324,582 as of December 31, 2012 and December 31, 2011, respectively.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

2.

SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Property and equipment

Property and equipment are valued at cost less accumulated depreciation. Repair and maintenance expenses  are  charged  to  the  income  statement  when  incurred.  The  cost  of  fixed  assets,  including leasehold improvements are capitalized and depreciated over the following useful lives:

—    Land (concession)

not depreciated

—    IT equipment

3 years

—    Other equipment and furniture

5 years

—    Leasehold improvements

5 years

—    Project in process

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

Interest capitalization

Interest  expense  is  capitalized  on  the  carrying  value  of  the  construction  in  progress  during  the construction period, in accordance  with ASC  835-20 ("capitalization of interest"). With respect to the construction in progress, the Company capitalized $1,215,000 and $106,000 of interest expense as of December 31, 2012 and December 31, 2011, respectively.

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

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

2.

SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Income taxes

The  Company  has  not  incurred  material  current  taxes  on  income  as  it  has  not  generated  taxable income in any of the jurisdictions it operates in.

Deferred  taxes  are  calculated  on  the  temporary  differences  that  arise  between  the  tax  base  of  an

asset   or  liability  and  its  carrying  value  in  the  balance  sheet  of  the  Company  prepared   for

consolidation  purposes,  with  the  exception  of  temporary  differences  arising  on  investments  in foreign subsidiaries where the Company has  plans to permanently reinvest profits into the foreign subsidiaries.

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

December 31, 2012 and 2011

2.

SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Foreign Currency Translation and Transactions

The  consolidated  financial statements  of the Company  are  presented in  US  dollars  (“$”)  which  is also the functional currency of the parent company. The financial position and results of operations of our foreign subsidiaries are determined using the currency of the environment in which an entity primarily  generates  and  expends  cash  as  the  functional  currency.  Assets  and  liabilities  of  these

subsidiaries   are   translated   at   the   exchange   rate   in   effect   at   each   year-end.   Statement   of

comprehensive  loss  accounts  are  translated  at  the  average  rate  of  exchange  prevailing  during  the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income in stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in earnings.

Bonds

Bonds  comprise  of  bonds  payable  in  EUR  and  CHF,  which  bear  fixed  interest  rates.  Bonds  are carried at notional value. If a bond becomes repayable within the next 12 months from the balance sheet date on, such bond or the corresponding portion of this bond will be categorized as current.

Commissions  paid  to  bondholders  themselves  are  reflected  as  debt  discounts  and  amortized  over the term of the bond, based on the “effective interest method”.

The amortization expense is reflected in amortization of debt issuance cost and commissions.

Pension Plan

The  Company maintains  a pension  plan  covering  all  employees  in  Switzerland;  it  is  considered  a defined  benefit  plan  and  accounted  in  accordance  with  ASC  715  ("compensation  -  retirement benefits"). This model allocates pension costs over the service period of employees in the plan. The underlying  principle  is  that  employees  render  services  ratably over  this  period,  and  therefore,  the statement  of  comprehensive  loss  effects  of  pensions  should  follow  a  similar  pattern.  ASC  715 requires recognition of the funded status, or difference between the fair value of plan assets and the projected  benefit  obligations  of  the  pension  plan  on  the  balance  sheet,  with  a  corresponding adjustment to accumulate other comprehensive income. If the projected benefit obligation exceeds the fair value of plan assets, then that difference or unfunded status represents the pension liability.

The  Company  records  a  net  periodic  pension  cost  in  the  statement  of  comprehensive  loss.  The liabilities and annual income or expense of the pension plan is determined using methodologies that involve  several  actuarial  assumptions,  the  most  significant  of  which  are  the  discount  rate  and  the long-term rate of asset return (based on the market-related value of assets). The fair values of plan assets are determined based on prevailing market prices.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

2.

SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Related parties

Parties are considered to be related if one party directly or indirectly controls, is controlled by, or is under  common  control  with  the  other  party,  if  it  has  an  interest  in  the  other  party  that  gives  its significant influence over the party, if it has joint control over the party, or if it is an associate or a joint  venture.  Senior  management  of the  Company or  close  family members is  also  deemed to  be related parties.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short term investments,

receivables from related parties, accounts payable to third or related parties, note payables to third or  related  parties  and  bonds.  The  fair  value  of  these  financial  instruments  approximate  their carrying value due to the short maturities of these instruments, unless otherwises explicit noted.

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

Stock-based compensation

Stock-based compensation costs  are recognized  in earnings  using the  fair-value  based  method  for all  awards  granted.  Compensation  costs  for  unvested  stock  options  and  awards  are  recognized  in earnings over the requisite service period based on the  fair value of those options and awards. For employees fair value is estimated at the grant date and for non-employees fair value is re-measured at  each  reporting  date  as  required  by  ASC  718,  Compensation-Stock  Compensation,  and  ASC

505-50, Equity-Based Payments to Non-Employees . Fair values of awards granted under the share

option   plans   are   estimated   using   a   Black-Scholes   option   pricing   model.   The   model   input

assumptions  are  determined  based  on  available  internal  and  external   data  sources.  The  risk  free

rate used in the model is based on the US treasury rate for the expected contractual term. Expected volatility is based on the Company’s own historical share price volatility.

Reclassifications

Certain  prior  year  financial  statement  amounts  have  been  reclassified  to  conform  to  the  2012 presentation.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

2.

SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

2011.  The  adoption  of  this  standard  had  no  effect  on  our  results  of  operation  or  our  financial position. See Note 6 for additional information.

New accounting standards - not yet adopted

In  February 2013,  the FASB  released ASU  2013-02  - Other Comprehensive  Income  (Topic 220).

The   amendments   in   this   Update   supersede   and   replace   the   presentation   requirements   for

reclassifications out of accumulated other comprehensive income in ASUs 2011-05 (issued in June

2011)  and  2011-12  (issued  in  December  2011)  for  all  public  and  private  organizations.  The amendments  would  require  an  entity to  provide  additional  information  about  reclassifications  out of  accumulated  other  comprehensive  income.  This  Accounting  Standards  Update  is  the  final version of Proposed Accounting Standards Update 2012-240 - Comprehensive Income (Topic 220)

which has been deleted. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require

an   entity   to   provide   information   about   the   amounts   reclassified   out   of   accumulated   other

comprehensive  income  by  component.  In  addition,  an  entity  is  required  to  present,  either  on  the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if  the  amount  reclassified  is  required  under  U.S.  GAAP  to  be  reclassified  to  net  income  in  its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be  reclassified  in  their  entirety  to  net  income,  an  entity  is  required  to  cross-reference  to  other disclosures  required  under  U.S.  GAAP  that  provide  additional  detail  about  those  amounts.  For public  entities,  the  amendments  are  effective  prospectively  for  reporting  periods  beginning  after

December 15, 2012. The adoption of this ASU is not expected to materially impact the Company’s consolidated financial statements.

In  December  2011,  the  FASB  released  ASU  2011-11,  Balance  Sheet  (Topic  210):  Disclosures

about   Offsetting   Assets   and   Liabilities.   ASU   2011-11   requires   companies   to   provide   new

disclosures about offsetting and related arrangements for financial instruments and derivatives. The provisions  of  ASU  2011−11  are  effective  for  annual  reporting  periods  beginning  on  or  after

January 1, 2013, and are required to be applied retrospectively. When adopted, ASU 2011-11 is not expected to materially impact the Company's consolidated financial statements.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

2.

SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

In December 2011, the FASB released ASU 2011-10, Property, Plant and Equipment (Topic 360):

Derecognition  of  in  Substance  Real  Estate  -  a  Scope  Clarification  (a  consensus  of  the  FASB

Emerging  Issues  Task  Force).  ASU  2011-10  clarifies  when  a  parent  (reporting  entity)  ceases  to have  a  controlling  financial  interest  in  a  subsidiary  that  is  in  substance  real  estate  as  a  result  of default  on  the  subsidiary’s  nonrecourse  debt,  the  reporting  entity  should  apply  the  guidance  for

Real  Estate  Sale  (Subtopic  360-20).  The  provisions  of  ASU  2011-10  are  effective  for  public companies  for  fiscal  years  and  interim  periods  within  those  years,  beginning  on  or  after  June  15,

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

a.     Gross project cost

$

195,000,000

b.    Less: Proceeds from sale of villas

(24,000,000)

c.     Net project cost

171,000,000

d.    Overhead expenses

21,000,000

e.     Less: Recuperated in gross project cost

(12,000,000)

f      Total, excluding other potential projects

$

180,000,000

Sixty percent  (60%) of the “Net project cost” is going to be financed by traditional mortgage loans,

for which negotiations have been initiated. The remaining forty percent (40%) of  the “Net project cost”,  as  well  as  “non-recuperated  overhead  expenses”  are  going  to  be  financed  by  the  main shareholders  or  lenders  of  the  project,  i.e.  Zypam  Ltd.,  shareholder,  Mr.  Hans  Rigendinger,

shareholder and board  member  of SunVesta AG, Mr Max Roessler, majority shareholder  of Aires

International  Investment,  Inc.  (also  refer  to  Note  7),  Mr  Josef  Mettler,  shareholder,  director  and chief executive officer.

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

Based  on  this  guaranty  agreement,  management  believes  that  available  funds  are  sufficient  to finance  cash  flows  for  the  twelve  months  subsequent  to  December  31,  2012  and  the  filing  date,

though  future  anticipated  cash  outflows  for  investing  activities  will  continue  to  depend  on  the availability of financing and can be adjusted as necessary.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

4.

PROPERTY & EQUIPMENT

December 31, 2012

December 31, 2011

Land

$

7,000,000

7,000,000

IT Equipment

185,846

185,846

Other equipment and furniture

284,901

53,440

Leasehold improvements

66,617

66,617

Construction in-process

9,591,958

4,382,809

Gross

17,129,322

11,688,712

Less accumulated depreciation

(329,782)

(298,432)

Net

$

16,799,540

11,390,280

Depreciation expenses for the year

31,350

15,990

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

2022.

The  construction  in  process  amount  that  was  spent  up  to  December  31,  2012  is  represented primarily by architectural work related to the hotel and apartments.

5.

PLEDGES

December 31, 2012

December 31, 2011

Pledge of shares of Rich Land Investments

10%

0%

Ltda. in favor of Zypam Ltd. for Zypam Ltd's

(1 share)

(0 shares)

liabilities

Pledge of shares of Rich Land Investments

20%

0%

Ltda. in favor of Meliá Hotels International

(2 shares)

(0 shares)

for bonds of EUR 2 million

The   Company   pledged   the   above   shares   as   part   of   the   bond   agreement   with   Melia   and

corresponding contracts in Zypam Ltd. Subsequent to period end the share pledges were released back to the Company due  to  the repayment  of the bond  due to Melia  subsequent to  year  end  and the amendment of the corresponding contracts in Zypam Ltd.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

6.

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

—

Level 1 – Quoted prices for identical instruments in active markets.

—

Level  2  –  Quoted  prices  for  similar  instruments  in  active  markets,  quoted prices  for  identical  or  similar  instruments  in  markets  that  are  not  active;  and model-derived  valuations  in  which  all  significant  inputs  or  significant  value drivers are observable in active markets.

—

Level 3 – Model- deroved valuations in which one or more significant inputs or significant value-drivers are unobservable.

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

As  of  December  31,  2012  and  December  31,  2011,  respectively,  there  are  no  financial  assets  or liabilities measured on a recurring basis at fair value.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

6.

FAIR VALUE MEASUREMENT – CONTINUED

In addition to the methods and assumptions we use to record the fair value of financial instruments as  discussed  above,  we  used  the  following  methods  and  assumptions  to  estimate  the  fair  value  of our financial instruments.

—    Cash and cash equivalents – carrying amount approximated fair value.

—    Short term investments – carrying amount approximated fair value.

—    Receivables from related parties (current)  - carrying  amount approximated  fair value

due to   the short term nature of the receivables.

—     Receivables related parties (non-current) – The fair values of the receivables due from related parties  (non-current)  is  classified as level  3 fair  values. The  fair  values of the

notes   were   determined   by  discounting   cash   flow   projections   discounted   at   the

respective  interest  rates  for  similar  transactions  of  3.00%.  Hence,  the  carrying  value approximates fair value.

—    Accounts Payable – carrying amount approximated fair value.

—     EUR-bond – The fair values of the bonds payable are classified as level 3 fair values.

The   fair   values   of   the   bonds   have   been   determined   by  discounting   cash   flow

projections discounted at the respective interest rates of 8.25% for EUR bonds, which represents  the  current  market  rate  based  on  the  creditworthiness  of  the  Company.

Hence, the carrying values approximate fair value.

—     CHF-bond – The fair values of the bonds payable are classified as level 3 fair values.

The   fair   values   of   the   bonds   have   been   determined   by  discounting   cash   flow

projections discounted at the respective interest rates of 7.25% for CHF bonds, which represents  the  current  market  rate  based  on  the  creditworthiness  of  the  Company.

Hence, the carrying values approximate fair value.

—     Notes   payable   to   related   parties   (current)   –   Rigendinger   –   carrying   amount

approximated fair value due to the short term nature of the note payable.

—     Notes payable to related parties (current) – other – carrying amount approximated fair value due to the short term nature of the note payable.

—     Notes payable to related parties – Aires – The fair values of the notes payable to Aires

International Investments Inc. is classified as level 3 fair values. The fair values of the

notes   were   determined   by  discounting   cash   flow   projections   discounted   at   the

respective interest rates of 7.25%,  which represents  the  current  market  rate  based on the  creditworthiness  of  the  Company.  Hence,  the  carrying  value  approximates  fair value.

—     Notes  payable  to  related  parties  –  Dr.  M.  Roessler  (current)  -  carrying  amount approximated fair value due to the short term nature of the notes payable and the fair value of the underlying publicly trades shares

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

6.

FAIR VALUE MEASUREMENT – CONTINUED

The fair value of our financial instruments is presented in the table below:

December 31, 2012

December 31, 2011

Carrying

Carrying

Fair Value

Amount

Fair Value

Amount

Fair Value

Levels

Reference

Cash and cash

equivalents

260,520

260,520

505,500

505,500

1

None

Short term

investments

-

-

75,000

75,000

1

None

Receivables from

related parties

-

-

443,499

443,499

3

Note 8

(current)

Accounts Payable

827,102

827,102

1,401,137

1,401,137

1

None

Notes payable to

related parties – other

149,328

149,328

31,928

31,928

3

Note 8

(current)

Notes payable to

related parties – Dr.

2,682,736

2,594,284

-

-

1

Note 8

M. Roessler (current)

Notes payable to

related parties –

600,000

600,000

-

-

3

Note 8

Rigendinger (current)

EUR-bond

14,216,707

14,216,707

9,598,537

9,598,537

3

Note 9

CHF-bond

5,689,364

5,689,364

3,818,898

3,818,898

3

Note 9

Notes payable to

related parties – Aires

10,407,764

10,407,764

3,192,848

3,192,848

3

Note 7, 8,

(non-current)

21

Notes payable to

related parties –

717,977

717,977

-

-

3

Note 7,8

Rigendinger

(non-current)

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

7.

RECEIVABLES FROM AND NOTES TO RELATED PARTIES

The advances from (to) related parties are composed as follows:

Receivables

Payables

December

December 31,

December 31,

December

31,

31,

2012

2011

2012

2011

01

Hans Rigendinger

-

53,212

600,000

-

02

Josef Mettler

-

185,759

-

-

03

Turan Tokay

-

128,539

-

-

04

Adrian Oehler

-

-

37,380

31,928

05

Zypam Ltd

-

39,118

-

-

06

Sportiva

-

36,872

31,948

-

07

Aires International

-

-

10,407,764

3,194,842

08

Dr. Max Roessler

-

-

2,682,736

-

09

Hans Rigendinger

-

-

717,977

-

10

Akyinyi Interiors

-

-

80,000

-

Total excluding interest

-

443,499

14,557,805

3,226,770

Accrued interest

-

-

566,093

60,393

Total

-

443,499

15,123,898

3,287,163

of which non-current

-

-

11,125,741

3,192,848

Related party

Capacity

Interest      Repayment      Security

Rate

Terms

01R      Hans Rigendinger

Shareholder and chairman of the SunVesta AG

board

0%

None

None

01P

Hans Rigendinger

Shareholder and chairman of the SunVesta AG

board

0%

None

None

02

Josef Mettler

Shareholder, chief executive officer, Company

3.00% assumed by Aires

director and SunVesta AG board member

International as per 12/31/12

03

Turan Tokay

Shareholder

3.00% assumed by Aires

International as per 12/31/12

04

Adrian Oehler

Shareholder and SunVesta AG board member

0%

None

None

05

Zypam Ltd

Shareholder and company owned by the

3.00% assumed by Aires

Company's director and chief executive officer

International as per 12/31/12

06R      Sportiva

Company owned by the Company's director, and

chief executive officer

0%

None

None

06P

Sportiva

Company owned by the Company's director, and

chief executive officer

0%

None

None

07

Aires International

*** see hereinafter ***

08

Dr. Max Roessler

Member of the board of directors  of SunVesta AG

*** see hereinafter ***

09

Hans Rigendinger

Shareholder and chairman of the board of SunVesta

AG

*** see hereinafter ***

10 Akyinyi Interiors

Company owned by a member of the SunVesta

AG’s board of directors wife

0%

01/31/13

None

R = Receivables / P = Payable

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

7.

RECEIVABLES FROM AND NOTES TO RELATED PARTIES - CONTINUED

Loan agreement with Aires International Investment Inc.

On  July  27,  2011,  SunVesta  signed  a  loan  agreement  with  Aires  International  Investments  Inc.

(“Aires”),  a  company owned  by a  board  member  of  SunVesta  AG,  which  has  been  amended  and superseded by an amendment on May 11, 2012 respectively June 21, 2012 and which includes the following major conditions:

—   The lender  grants the Company a  terminable,  interest bearing and non-secured loan in the maximum amount of CHF 10,000,000

—   The  conversion  right  granted  in  the  original  contract  to  convert  the  balance  of  the line of credit into 10% ownership interest in Rich Land was cancelled.

—   Once  the  entire  amount  of  CHF  10,000,000  has  been  drawn  down,  Aires  has  now the  right  to  convert  its  entire  loan  of  CHF  10,000,000  into  a  20%  holding  of  the capital of the Company (instead of Rich Land).

—   In principle, the loan will become due on September  30, 2015 being the latest date in time when Aires can exercise its conversion option.

—   CHF 10,000,000 of this line of credit is subordinated in favour of other creditors.

—   The interest rate is 7.25% and interest is due on September 30 of each  year.

The conditions of the above mentioned conversion option were met during 2012. The Company has

analyzed  the  accounting  threatment  of  this  financial  instrument.  Based  on  this  analysis   the

Company concluded that the conversion option  needs to be bifurcated and is to be accounted for as

a   derviative   under   ASC   815.   Main   factors   for   this   accounting   treatment   are:   the   debt   is

denominated in CHF while the shares are convertible into shares of the Company, whose functional currency is USD and whose shares are traded in USD. Based on that, the Company determined that the the conversion feature is  not indexed to the Company’s  shares and it should be bifurcated  and accounted  for  as  a  derivative.  As  of  November  13,  2013  (the  date  when  the  loan  became convertible) and December 31, 2012 the fair value of the conversion feature was immaterial.

As of the date of this report the Company has borrowed CHF 19.39 million (approximately $21.19 million) from Aires.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

7.

RECEIVABLES FROM AND NOTES TO RELATED PARTIES - CONTINUED

Loans Dr. Max Roessler

On  June  7,  2012,  Dr.  Max  Roessler  (board  member  of  SunVesta  AG)  gave  a  short  term  loan  of

$1.81 million that is repayable on December 17, 2012, or on demand within five working days. On this short term loan the Company is not required to pay any interest and can repay the loan either in cash  or  with  the  deliverly  of  10,000  shares  of  Intershop  Holding  AG,  a  publicaly  traded  entity,

regardless of actual trading value on the date of delivery. The Company therefore might recognize a gain if the loan is repaid in Intersthop Holding AG shares and the trading price of the shares is less than the amount due. Based on the trading price for Intershop Holding AG shares on December 31,

2012, the Company would have recognized a gain, which gain is immaterial. The Company has not recorded such gain and the fair value of the loan approximates the carrying value of the loan.

On July 24, 2012, Dr. Max Roessler (board member of SunVesta AG) gave an additional short term loan of $0.47  million that  is  repayable  on  December  17,  2012,  or on demand  within  five  working days. On this short term loan the Company is not required to pay any interest and can repay the loan either  in  cash  or  with  the  deliverly of  10,000  shares  of  Schindler  Holding  AG,  a  publicaly traded entity,  regardless  of  actual  trading  value  on  the  date  of  delivery.  The  Company  therefore  might recognize  a  gain if  the  loan  is  repaid  in  Schindler  Holding AG  shares  and  the  trading  price  of  the shares is less than the amount due. Based on the trading price for Schindler Holding AG shares on

December 31, 2012 the Company would not have recognized a gain. Therefore the fair value of the loan approximates the carrying value of the loan.

On August  8,  2012, Dr. Max Roessler (board member of SunVesta AG) gave a further  short term

loan  of  $0.4    million  that  is  repayable  also  on  December  17,  2012,  or  on  demandwithin  five working  days.  On  this  short  term  loan  the  Company  is  not  required  to  pay  any  interest  and  can repay  the  loan  either  in  cash  or  with  the  deliverly  of  700  shares  of  Zug  Estates  Holding  AG,  a publicaly  traded  entity,  regardless  of  actual  trading  value  on  the  date  of  delivery.  The  Company therefore  might  recognize  a  gain  if  the  loan  is  repaid  in  Zug  Estates  Holding  AG  shares  and  the trading price of the shares  is less than the amount  due. Based  on the trading price for  Zug Estates

AG shares on December 31, 2012, the Company would have recognized a gain. The Company has not  recorded such  gain and the  fair  value of the  loan approximates  the  carrying  value of  the loan.

Therefore the fair value of the loan approximates the carrying value of the loan.

On  December  17,  2012,  the  Company  was  unable  to  repay  these  short  term  loans  as  originally stipulated. Therefore the Company entered into an agreement with Mr. Roessler subsequent to year end. Refer to Note 21.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

8.

RELATED PARTY TRANSACTIONS

Debt Settlement Agreements

On  December  31,  2012  the  Company  concluded  a  debt  settlement  agreement  with  Mr.  Hans

Rigendinger,  who  was  appointed  as  chief  operating  officer  as  of  February  4,  2013.  This  debt settlement  agreement,  settled  the  outstanding  balance  of  $717,977  as  of  December  31,  2012  as described hereinafter:

—  The  Company  issued  17,949,417  of  its  common  stock  ($0.01  par  value)  at  a conversion price of $0.04 to Mr Rigendinger for the purposes of this debt settlement agreement.

—  The difference between carrying value of this debt and the fair value of the common stock  issued  amounted  to  $717,976.  This  difference  has  been  recorded  as  stock compensation  expense  in  general  and  administrative  expense  in  the  year  ended

December 31, 2012.

—    To determine the fair value of the common stock issued the quoted market price as per December 31, 2012 has been used.

—    The shares have not been formally issued as per December 31,  2012 and therefore the note payable was not derecognized as of December 31, 2012. The derecognition of the note payable will be recorded upon issuance of the shares.

Receivables from related parties

On  December  31,  2012  the  Company  has  entered  into  an  agreement  with  Aires  International  Ltd under  which  Aires  International  Ltd  assumed  certain  of  the  Company's  receivables  from  related parties..  The  fair  values  of  these  receivables  have  been  the  corresponding  carrying  values  on

December  31,  2012.  Therefore,  Aires  International  Ltd.  assumed  all  these  receivables  based  on their carrying values as per settlement date.

Consequently this  transaction  reduced the  debt  of the Company due  to Aires  International  Ltd.  in the  amount  of  the  carrying  values  of  these  receivables.  The  total  amount  of  these  receivables assumed by Aires International Ltd. amounted to $2,506,035.

This transaction constitutes a non-cash transaction.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

9.

BONDS

SunVesta AG has two bonds outstanding with the following major conditions.

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

Applicable law:

Swiss

Swiss

The nominal amounts have changed as follows:

EUR-Bond

CHF Bond

EUR-Bond

CHF Bond

2012

2012

2011

2011

USD

USD

USD

USD

Balances January 1

9,598,537

3,818,898

265,273

-

Cash inflows

4,015,549

3,191,888

9,883,151

4,188,870

Cash outflows

-

1,474,823

-

-

Foreign currency adjustments

692,295

463,849

(360,179)

(91,382)

Sub-total (Fair value)

14,306,380

5,999,813

9,788,245

4,097,488

Commissions paid to bondholders

(248,195)

(417,709)

(248,195)

(295,778)

Amortization of such commissions

158,522

107,260

58,487

17,188

Balance December 31 (Carrying value)

14,216,707

5,689,364

9,598,537

3,818,898

Should  the  refinancing  of  the  EUR  bonds  not  be  completed  by  November  30,  2013,  certain principal  shareholders  of  the  Company  or  principal  lenders  to  the  project  would  provide  bridge financing according to the guaranty agreement (see Note 3).

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

10.

INCOME TAXES

The components of loss before income taxes are as follows:

December 31, 2012

December 31, 2011

Domestic

(682,801)

(947,625)

Foreign

(5,451,747)

(9,435,305)

Loss before income tax

(6,134,548)

(10,382,930)

Income taxes relating to the Company’s operations are as follows:

December 31, 2012

December 31, 2011

Current income taxes

US Federal, state and local

140,000

-

Foreign

-

-

Deferred income taxes

US Federal, state and local

-

-

Foreign

136

-

Income tax expense/recovery

140,136

-

Income  taxes  at  the  United  States  federal  statutory  rate  compared  to  the  Company’s  income  tax expenses as reported are as follows:

December 31, 2012

December 31, 2011

Net loss before income tax

(6,134,548)

(10,328,930)

Statutory rate

35%

35%

Expected income tax recovery

(2,147,092)

(3,615,126)

Impact on income tax expense/recovery from

Change in valuation allowance

2,055,991

2,418,573

Different tax rates in foreign jurisdictions

378,674

1,113,622

Expiration of unused tax loss carry forwards

-

295,621

Permanent differences

(141,903)

-

Tax penalty US Federal, state and local

140,000

-

Others

(145,534)

(212,692)

Income tax expense

140,136

-

The Company’s deferred tax assets and liabilities consist of the following:

December 31, 2012

December 31, 2011

Deferred tax assets

Tax loss carry forward

8,774,564

(6,718,573)

Valuation allowance

(8,774,564)

(6,718,573)

Deferred tax assets/liabilities

-

-

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

10.

INCOME TAXES - CONTINUED

The Company assesses the recoverability of its deferred tax assets and, to the extent recoverability does not satisfy the “more likely than not” recognition criterion under ASC740, records a valuation allowance against its deferred tax assets. The Company considered its recent operating results and anticipated future taxable income in assessing the need for its valuation allowance.

As of April 2, 2012 the Company was advised by the Internal Revenue Services (IRS) of aggregate penalties  amounting  to  $140,000.  This  penalty concerns  failures  to  file  certain  tax  returns  for  the years ended 2008, 2009 and 2010. Depsite of an ongoing appeal process the Company changed its assessment during the year ended December 31, 2012 and determinded that it is more likey than not that  it  will  have  to  pay  the  penalty.  Therefore  the  Company  recorded  $140,0000  in  income  tax expense.

As  of  December  31,  2012  and  2011,  there  were  no  known  uncertain  tax  positions  with  the exception  of  the  above  mentioned  potential  tax  penalty.  We  have  not  identified  any  tax  positions for which it is reasonably possible that a significant change will occur during the next 12 months.

The Company’s  operating loss carry forward of all jurisdictions expire according to the following schedule:

Domestic

Foreign

2013

-

3,866,686

2014

-

1,382,317

2015

-

21,851

2016

-

718,662

2017

-

603,213

2018

-

4,812,589

2019

-

6,802,936

Beyond 2019

12,064,285

-

Total operating loss carry forwards

$

12,064,285

18,208,254

The following tax years remain subject to examination:

United States of America

Switzerland

Costa Rica*

2008

YES

NO

N/A

2009

YES

YES

N/A

2010

YES

YES

N/A

2011

YES

YES

N/A

2012

YES

YES

YES

* The Costa Rican company Rich Land Investments Ltda is taxable only once it commences operations, which operations commenced in 2012.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

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

The  Company  records  a  net  periodic  pension  cost  in  the  statement  of  comprehensive  loss.  The liabilities and annual income or expense of the pension plan is determined using methodologies that involve  several  actuarial  assumptions,  the  most  significant  of  which  are  the  discount  rate  and  the long-term rate of asset return (based on the market-related value of assets). The fair values of plan assets are determined based on prevailing market prices.

Net periodic pension cost has been included in the Company’s results as follows:

2012

2011

Projected Benefit Obligations beginning of year    $

209,238

122,073

Service cost - current

107,178

101,533

Interest expense

5,353

3,086

Benefit payments and transfers

(43,702)

(17,774)

Actuarial gains/losses

(44,576)

319

Currency translation losses

5,555

-

Projected Benefit Obligations end of year

$

239,046

209,238

Fair Asset Values beginning of year

$

158,897

93,550

Expected returns

4,915

2,767

Contributions paid

41,515

81,312

Benefits paid and transfers

(43,702)

(17,774)

Actuarial gains/losses

(874)

(958)

Currency translation losses

4,222

-

Fair Asset Value of assets end of year

$

164,970

158,897

Net liabilities

$

(74,075)

(50,341)

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

11.

PENSION PLAN - CONTINUED

The following were the primary assumptions:

December 31, 2012

December 31, 2011

Assumptions at year end

Discount rate

2.00%

2.50%

Expected rate of return on plan assets

3.00%

3.00%

Future salary increases

1.50%

1.50%

Future pension increases

0.00%

0.00%

Future benefits, to the extent that they are based on compensation, include salary increases, as presented above, consistent with past experiences and estimates of future increases in the Swiss labor market.

Net periodic pension costs have been included in the Company’s results as follows:

December 31, 2012

December 31, 2011

Pension expense

Current service cost

$

107,178

101,533

Interest cost

5,353

3,086

Expected return on assets

(4,915)

(2,767)

Employee contributions

(20,758)

(40,656)

Net periodic pension cost

$

86,858

61,196

During the twelve-month periods ended December 31, 2012 and December 31, 2011 the Company made cash contributions of $38,000 and $40,000, respectively, to its defined benefit pension plan.

All  of  the  assets  are  held  under  the  collective  contract  by  the  plan’s  re-insurer  Company  and  are invested in a mix of Swiss and international bond and equity securities within the limits prescribed by the Swiss Pension Law.

The expected future cash flows to be paid by the Company in respect of employer contributions to the pension plan for the year ended December 31, 2013 are $22,185.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

12.

AGREEMENT TO PURCHASE A NEIGHBORING PIECE OF LAND

In  2010 SunVesta AG  concluded a sale and purchase agreement with a company called DIA S.A.

(“DIA”),  domiciled  in  San José,  Costa  Rica  to  acquire  a  piece  of  land,  neighboring  the  Paradisus

Papagayo  Bay Resort  &  Luxury  Villas  development,  of  approximately 120,000  m2  having  direct beach  access  by  purchasing  100%  of  the  shares  of  Altos  del  Risco  S.A.  from  DIA.  The  total purchase  consideration  is  $12.7  million.  Upon  payment  of  the  entire  amount,  ownership  of  DIA will be transferred to the Company. As at December 31, 2012 and December 31, 2011, $8.7 million and $3.1 has been paid, respectively.

The sixth addendum dated November 12, 2012, stipulates that:

—    $8.7 million has been paid

—    $4.0 million has still to be paid

The current contractual situation does not call for any penalties.

The  purchase  of  the  neighboring  piece  of  land  was  completed  during  the  1st  quarter  of  2013.  As part  of  the  completion  of  the  purchase,  the  parties  agreed  that  the  remaining  part  of  the  purchase price  of  $2,000,000be  converted  into  a  non  interest  bearing  and  uncollateralized  loan  payable which is due for payment on March 8, 2014.

13.

FUTURE LEASE COMMITMENTS

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

December 31, 2012 and 2011

15.

MANGEMENT AGREEMENT WITH MELIÁ HOTELS & RESORTS

In  March  2011  the  Company  concluded  a  management  agreement  for  the  management  of  the planned resort in Guanacaste, Costa Rica. This agreement includes a clause saying that if SunVesta

AG were not able to conclude the purchase of the property described in Note 12 by November 30,

2011,  then  a  penalty of  $1 million  would  become  due to  Sol  Meliá,  S.A.  Therefore  the  Company recorded  a  liability  in  accrued  expenses  in  the  full  amount  as  of  December  31,  2011  with  the corresponding expense recorded in general and administrative expense in the year ended December

31, 2011.

On March 3, 2012, the deadline to pay the penalty of $1 million was extended by Sol Meliá, S.A.  to

June 30, 2012. On June 30, 2012 neither the whole penalty nor a part of the penalty have been paid.

Therefore  the  the  deadline  to  pay the  penalty of  $1  million  was  extended  on  June  30,  2012  up  to

August 31, 2012.

Neither  on  August  31,  2012,  nor  on  December  31,  2012,   was  the  whole  penalty  or  a  part  of  the

penalty paid although the deadline of August 31, 2012 to pay the penalty of $1 million has expired.

Hence, the penalty of $1 million remained in accrued expenses as of December 31, 2012.

Regarding  the  current  situation  subsequent  to  December  31,  2012  refer  to  Note  21  (Subsequent

Events).

16.

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

The following table presents the Company’s tangible fixed assets by geographic region:

December 31, 2012

December 31, 2011

Location of tangible assets

Switzerland

$

207,582

7,471

Costa Rica

16,591,958

11,382,809

Total

$

16,799,540

11,390,280

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

17.

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

—    $0.5 million is required as a cash payment by May 16, 2012

—    $5.0 million is required as a cash payment by August 31, 2012

—    $5.698 million is required as a cash payment by January 31, 2013

—    Equity is required to be transferred upon final payment

If the Company elects not to proceed with the purchase, the purchaser is in default and will lose its funds on deposit.

On November 13, 2012 the above  agreement  was  amended to decrease the total  purchase price to

$17.2 million with no equity payment. The terms and conditions of the  cash payment  were still to be defined. Furthermore, all payments by the Company to date and in the future are refundable.

Subsequent  to  signing  the  agreements,  the  Company  paid  down-payments  on  the  purchase  of  the properties  of  approximately  $1,400,000  up  to  December  31,  2012  which  is  included  in  down payment for property and equipment.

Subsequent to the balance sheet date December 31, 2012 the Company entered into a new, revised agreement regarding Polo Papagayo, Guanacaste (refer to Note 21).

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

18.

OPENING DATE “Paradisius Papagayo Bay Resort & Luxury Villas”

During the 3rd Quarter 2012, the Company postponed the opening date for Papagayo Gulf Tourism

Project  of  Costa  Rica,  which  is  now  scheduled  for  winter  2014.Due  to  the  postponement  an addendum to the original management agreement with Sol Meliá, S.A. was agreed as follows:

—     The construction of the “Paradisius” will be completed by November 1,  2014

—     Should the “Paradisius” not be completed by November 1, 2014, (subject to force majeure) and should an extension date not be agreed, subsequent to November 1, 2014,

the Company will be obligated to pay Sol Meliá, S.A.  a daily amount of $2,000 as liquidated damages

—     Should the Company be unable to complete the construction of the “Paradisius” by

February 28, 2015, Sol Meliá, S.A. can terminate the management agreement obligating the Company to compensate Sol Meliá, S.A. in the amount of $5,000,000 unless the respective parties agree to extend such date.

19.

HOTEL PROJECT ATLANTA

On   September   19,   2012,   the   Company  entered  into   a   purchase   agreement   for   a   hotel   and

entertainment complex in Atlanta, Georgia (United States of America). The entire purchase amount of $26 million for the assets has no firm financing commitment. Additionally, an additional amount

of   approximately  $18   million   for   renovations   would   need   to   be   invested   in   the   hotel   and

entertainment complex. The Company is in negotiations with various parties to finalize a financing

package   for   this   project   and   is   confident   that   it   will   be   able   to   procure   such   financing.

Notwithstanding  of  all  other  factors,  the  Company  may  terminate  this  agreement  within  a  due dilligence  period,  if  it  is  not  satisfied  with  the  property  after  an  examination  of  the  assets.  The agreement includes a non-refundable deposit of $250,000 as of December 31, 2012.

Regarding current situation subsequent to balance sheet date refer to Note 21.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

20.

EARNINGS PER SHARE

Basic  earnings  per  share  are  the  result  of  dividing  the Company’s  net  income  (or  net  loss)  by the weighted average number of shares outstanding for the contemplated  period. Diluted earnings per share are calculated applying the treasury stock method. When there is a net income dilutive effect all  stock-based  compensation  awards  or  participating financial  instruments  are  considered.  When the  Company  posts  a  loss,  basis  loss  per  share  equals  diluted  loss  per  share.  The  following  table depicts  how  the  denominator  for  the  calculation  of  basic  and  diluted  earnings  per  share  was determined under the treasury stock method.

Earnings per share

Year Ended

December 31, 2012

December 31, 2011

Company posted

Net loss

Net loss

Basic weighted average shares outstanding

54,092,186

54,092,186

Dilutive effect of common stock equivalents

None

None

Dilutive weighted average shares outstanding

54,092,186

54,092,186

The   following   table   shows   the   number   of   stock   equivalents   that   were   excluded   from   the

computation of diluted earnings  per share for the respective  period because the  effect would have been anti-dilutive.

Stock Equivalents

Year Ended

December 31, 2012

December 31, 2011

Conversion feature loan to Aires International

13,523,047

None

AG

Shares to be issued to Mr. Rigendinger in

17,949,417

None

connection with the debt settlement agreement

Total

31,472,464

None

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

21.

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

Hotel Project Atlanta

The Company has not been able to complete a financing package for this project but has concluded a new agreement to extend the terms of the purchase agreement. Should the Company conclude the transaction  on  or  before  July  10,  2013  those  amounts  paid  on  deposit  and  for  extensions  will  be credited  to  the  purchase  price.  Otherwise,  the  Company  will  lose  non-refundable  deposits  of

$750,000  of  which  $250,000  was  paid  in  the  year  ended  December  31,  2012  and  $500,000 subsequent to year end.

EUR Bond Offering

The  Company  initiated  a  EUR  bond  offering  on  December  1,  2010  of  up  to  EUR  25,000,000  in

units of EUR 1,000 that bear 8.25 % interest per annum payable each November 30 over the term of the bonds due November 30, 2013.

A  cumulative  amount  of  EUR  9.45  million  ($11.53  million)  has  been  realized  by  the  Company from the initial date up to the date of this filing.

Since December 31, 2012 the Company has repaid EUR 2.0 million ($2.44 million) in Euro bonds.

CHF Bond Offering

The  Company  initiated  a  CHF  bond  offering  on  September  1,  2011  of  up  to  CHF  15,000,000  in

units of CHF 50,000 that bear 7.25 % interest per annum payable each August 31 over the term of the bonds due August 31, 2015.

A cumulative amount of CHF 5.55 million ($5.85 million) has been realized by the Company from the initial date up to the date of this filing.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

21.

SUBSEQUENT EVENTS – CONTINUED

Management Agreement with Sol Meliá Hotels & Resorts

On February 5, 2013, the Company extended the deadline to complete the purchase of the property described in Note 12, pursuant to the terms of the management agreement with Sol Meliá, S.A., to

March  15,  2013  and  agreed  that  the  penalty  of  $1  million  would  be  waived  if  the  purchase  was completed by March 15, 2013. The purchase of the property was concluded on March 9, 2013.

Since the Company concluded the  purchase  of the property described  within the extension  period the  penalty  otherwise  payable  to  Sol  Meliá,  S.A.  and  the  corresponding  allowance  will  be eliminated  as  of  March  9,  2013.  Therefore,  the  Company  will  recognize  a  gain  related  to  this transaction in the 1st Quarter 2013.

Loan Aires International Investment Inc.

As described in Note 8, the Company is still negotiating with Aires International Investment Inc. a revised conversion option for their loan. Despite of this fact Aires International Investment Inc. has paid additional amounts to the Company since December 31, 2012.

As of June 28, 2013 the Company has borrowed CHF 22.10 million (approximately $24.15 million).

Loans Dr. Max Roessler

As described in Note 7, the Company entered into various short term loan agreements with Dr. Max

Roessler  that  have  not  been  repaid  as  originally  stipulated  on  or  before  December  17,  2012.

Therefore the Company agreed with Mr. Roessler on February 5, 2013, that all of these short term loans will be repayable on or before May 30, 2013.

Additionally  to  mentioned  short  term  loan  agreements  in  Note  7,  the  Company  entered  into  one additional  short  term  loan  agreement  with  Dr.  Max  Roessler  in  the  amount  of  approximately

$50,000, which will be repayable on or before July 31, 2013.

Intention to purchase two additional concession properties at Polo Papagayo, Guanacaste

On May 7, 2013 the Company entered into a new, revised agreement regarding the purchase of two additional concession properties at Polo Papagayo, Guanacaste. The original contract (refer to Note

17) has been cancelled and replaced by a new contract which includes the following clauses:

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

21.

SUBSEQUENT EVENTS – CONTINUED

Intention to purchase two additional concession properties at Polo Papagayo, Guanacaste

On May 7, 2013 the Company entered into a new, revised agreement regarding the purchase of two additional concession properties at Polo Papagayo, Guanacaste. The original contract (refer to Note

17) has been cancelled and replaced by a new contract which includes the following clauses:

—    The Company has paid approximately $1,669,701 as of May 7, 2013

—    All down-payments do not bear any interest

—    The title on two concessions will be transferred after all payments have been made.

—    The  total  purchase  price  is  $17,500,000  and  the  remaining  balance  as  of  May 7,  2013  is

$15,830,299.

—    Since the  original  seller  of these  two  additional  concession  properties  at  Polo  Papagayo,

Guanacaste  owes  a  third  party $8,000,000 the Company will  pay $7,700,000 ($ 300,000 already paid) of the purchase price directly to this third party instead of the original seller.

The  remaining  $8,130,000  will  be  paid  directly  to  the  original  seller  of  the  concession properties.

—    The payment schedule for these two additional concession properties at Polo Papagayo

Guanacaste is as hereinafter:

Third Party

—    $300,000 on May 4, 2013 which was paid on May 7, 2013 and is non-refundable

—    $1,000,000 on June 30, 2013, which is refundable

—    $1,000,000 on July 31, 2013, which is refundable

—    $1,000,000 on August 31, 2013, which is refundable

—    $1,500,000 on September 30, 2013, which is refundable

—    $1,500,000 on October 31, 2013, which is refundable

—    $1,700,000 on November 30, 2013, which is refundable

$8,000,000 in total to Third Party

Original Seller

—    $1,000,000 on January 31, 2014

—    $1,000,000 on February 28, 2014

—    $1,000,000 on March 31, 2014

—    $1,000,000 on April 30, 2014

—    $1,000,000 on May 31, 2014

—    $1,000,000 on June 30, 2014

—    $1,000,000 on July 31, 2014

—    $1,130,000 on August 31, 2014

$8, 130,000 in total to Original Seller

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

21.

SUBSEQUENT EVENTS – CONTINUED

Should  the  Company  be  able  to  pay  the  third  party  and  the  original  seller  all  amounts  -  as  above mentioned - earlier than scheduled, the original seller will give a discount on his remaining portion of the purchase price as following:

—     Should the Company complete the remaining balance due to the third party on or before

August 31, 2013, the discount will be $3,250,000

—     Should the Company complete the remaining balance due to the third party on or before

September 30, 2013, the discount will be $2,750,000

—     Should the Company complete the remaining balance due to the third party on or before

October 31, 2013, the discount will be $2,250,000

—     Should the Company complete the remaining balance due to the third party on or before

November 30, 2013, the discount will be $1,750,000

Issuances of securities

On  January  1,  2013,  the  Company  authorized  the  issuance  of  3,500,000  shares  of  restricted common shares, valued at $0.04 a share, and granted 10,000,000 stock options from the SunVesta,

Inc.  2013 Stock Option  Plan,  with an exercise price of $0.05  a share, that  vest in two  parts  on the satisfaction  of  certain  criteria  tied  to  the  development  of  the  Paradisus  Papagayo  Bay  Resort  &

Luxury Villas, to Hans Rigendinger in connection his employment agreement of even date.

On  December  31,  2012,  the  Company  authorized  the  issuance  of  17,949,417  shares  of  restricted common  shares  to  Hans  Rigendinger  in  exchange  for  the  settlement  of  debt  of  $717,976.71  or

$0.04 a share. The shares were issued to Mr. Rigendinger subsequent to year end.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

22.

UNAUDITED QUARTERLY FINANCIAL DATA

During  the  year  ended  December  31,  2012  the  Company  determined  that  the  interest  capitalized was understated in the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012. The

Company capitalized interest costs on the carrying value of the construction in progress during the contraction period based on the contractual rate. However, interest cost as defined in ASC 835-20 includes  stated  interest,  imputed  interest  (ASC  835-30),  and  interest  related  to  a  capital  lease  in accordance with ASC 840-30, as well as amortization of discount, premium and issue costs on debt.

Management  concluded that  the  impact  of  the  error  of  $128,000  is  not  material  to  the  year  ended

December 31, 2011 and therefore did not restate the comparative numbers in this form 10-K.

Management  also  concluded  that  the  impact  of  the  error  is  not  material  to  the  previously  filed quarterly reports for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012 and

therefore does not plan to file amendments to the previously filed quarterly reports on Form 10-Q for  those  periods.  Instead  the  comparatives  for  the  quarterly  reports  filed  for  the  quarters  ended

March 31, 2013, June 30, 2013 and September 30, 2013 will be updated to reflect the effect of this error. The table below summarizes the impact of the restatement, which will be reported when the relevant quarterly report is filed in 2013. Please note that the impact from the year ended December

31, 2011 is included in the quarter ended March 31, 2012.

Quarter to date

Year to date

2012

2012

2012

2012

as reported

as restated

as reported

as restated

Period ended March 31

Property and equipment, net

$12,370,324

$12,600,324

Shareholders' equity (deficit)

$(5,439,870)

$(5,209,870)

Total assets

$20,145,618

$20,375,618

Amortization of debt issuance

$(229,288)

$712

costs and commissions

Net loss

$(1,334,525)

$(1,104,525)

Basic and diluted loss per share

$(0.02)

$(0.02)

Period ended June 30

Property and equipment, net

$13,435,782

$13,793,782

Shareholders' equity (deficit)

$(6,422,892)

$(6,064,892)

Total assets

$25,086,039

$25,444,039

Amortization of debt issuance

$(268,747)

$(140,747)

$(498,035)

$(140,035)

costs and commissions

Net loss

$(2,201,233)

$(2,073,233)

$(3,535,758)

$(3,177,758)

Basic and diluted loss per share

$(0.04)

$(0.04)

$(0.07)

$(0.06)

Period ended September 30

Property and equipment, net

$14,200,751

$14,699,751

Shareholders' equity (deficit)

$(8,366,250)

$(7,867,250)

Total assets

$26,417,764

$26,916,764

Amortization of debt issuance

$(291,894)

$(150,894)

$(789,929)

$(290,929)

costs and commissions

Net loss

$(1,435,919)

$(1,294,919)

$(4,971,677)

$(4,472,677)

Basic and diluted loss per share

$(0.03)

$(0.02)

$(0.09)

$(0.08)

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

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

(GAAP).  Internal control over financial reporting includes those policies and procedures that:

—   pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets

—   provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors

—   provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated

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

Company’s sole executive officer, that cannot provide an appropriate level of oversight, including challenging management’s accounting for and reporting of transactions due to his dual roles within management. This control deficiency resulted in some audit adjustments to our 2012 annual financial statements. Accordingly we have determined that this control deficiency constitutes a material weakness.

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

As a result of the material weaknesses in internal control over financial reporting described above, the

Company’s management has concluded that, as of December 31, 2012, that the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO. The Company intends to remedy its material weaknesses by:

—   forming an audit committee made up of independent directors that will oversee management

—   engaging an individual to serve as chief financial officer and principal accounting officer to segregate the duties of chief executive officer and chief financial officer

Since the end of the current reporting period the Company has moved towards the segregation of duties by:

—   engaging a chief operating officer to work with our chief executive officer

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

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2012, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Mr. Mettler also serves as a director of SunVesta AG, a wholly owned subsidiary of the Company.

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

Holding AG, a Swiss IT company specializing in encryption and digital signature technologies. Between

2005 and 2007 Mr. Mettler formed SunVesta AG and developed the SunVesta business model. In 2008 Mr.

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

Mr. Rigendinger also serves as a director of SunVesta AG, a wholly owned subsidiary of the Company.

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

December 31, 2012 failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act.

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

Director Compensation

Our  directors  are  currently not  reimbursed  for  out-of-pocket  costs  incurred  in  attending  meetings  and  are not compensated for services as a director of the Company though compensation is paid in certain instances to  directors  of  our  subsidiary  companies.  The  Company  has  compensated  directors  in  the  past  and  may adopt additional provisions for compensating directors for their services in the future.

ITEM 11.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Our chief executive officer has an employment agreement with our wholly owned subsidiary SunVesta

Projects & Management AG pursuant to which he receives a salary, and entitles him to a bonus for his service to the Company in addition to certain benefits including per diem allowances, car allowances,

housing allowances, and representation allowances in addition to a fee for serving on its board of directors.

The employment contract was entered into as of January 1, 2011 and has no fixed term being mutually cancellable by either party with notice periods that range from 2 to 6 months, depending on the length of service. The compensation package is deemed appropriate for our sole executive officer and was determined in accordance with compensatory packages similar to other development stage companies.

While we have determined that our current approach to compensation is appropriate at this time, we expect to expand our compensation program at some future time to include participation in a stock option plan as the Company realizes its objectives.

For the year ended December 31, 2012 $500,000 was paid to our chief executive officer of which $390,000 was in salary, $39,000 was in housing benefits in Costa Rica, $20,000 was a per diem amount for out of pocket expenses, $39,000 was for car allowances and $12,000 was for serving on the board of directors of

SunVesta AG and SunVesta Projects & Management AG as compared to $2,360,000 for the year ended

December 31, 2011, which amount included a $1,900,000 bonus paid to a Zypam Ltd., a related company.

The decrease in 2012 annual compensation can be attributed to an extraordinary bonus of $1,900,000 that was paid to Zypam Ltd., a company owned by Mr. Mettler, by SunVesta AG as part of his compensation package for the year ended 2011. The bonus payment was authorized by the SunVesta AG board of directors and paid to Zypam Ltd. for services rendered in maintaining the Company through a difficult period and assisting with the transition of its business plan to secure Sol Mélia Hotel to manage the

Paradisus Papagayo Bay Resort & Luxury Villas on completion. The level of compensation paid to Mr.

Mettler in 2010 was limited, in part, by the availability of funds to properly compensate him and relied upon his vested interest as a shareholder.

The  following  table  provides  summary  information  for  the  years  ended  December  31,  2012  and  2011 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000:

Executive Summary Compensation Table

Name and

Year

Salary

Bonus

Stock

Option

Non-Equity

Change in

All Other

Total

Principal

($)

($)

Awards      Awards

Incentive Plan

Pension Value

Compensation

($)

Position

($)

($)

Compensation

and Nonqualified

($)

($)

Deferred

Compensation

($)

Josef

2012

390,000

-

-

-

-

-

110,000

500,000

Mettler

2011

400,000

1,900,000*

-

-

-

-

60,000     2,360,000

CEO, CFO,

PAO

* Paid to Zypam Ltd, a company owned by Mr. Mettler

We have no outstanding option or stock award plans as of December 31, 2012.

We have no agreement that provides for payments to our chief executive officer at, following, or in connection with the resignation, retirement or other termination, or a change in control of the Company or a change in our executive officer's responsibilities following a change in control.

We have no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement except that we do maintain a pension plan covering all employees in Switzerland. Our model allocates pension costs over the service period of employees in the plan.

The following table provides summary information for the year ended December 31, 2012 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of its directors.

Director Summary Compensation Table

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s  75,541,603 shares of common stock issued and outstanding as of June 28, 2013 with respect to: (i) all directors; (ii)

each person known by us to be the beneficial owner of more than five percent of our common stock; and

(iii) our directors and executive officers as a group.

Names and Addresses of Managers

and Beneficial Owners

Title of Class

Number of

Percent of

Shares

Class

Joseph Mettler

CEO, CFO, PAO and Director

97 Seestrasse, CH-8942

Common

3,191,514***

4.2%

Oberrieden, Switzerland

Hans Rigendinger*

COO and Director

Hartbertstrasse 11, CH-7000

Common

21,459,417

25.1%

Chur, Switzerland

Officer and directors (2) as a group

Common

24,650,931

32.6%

Zypam Ltd.**

Jasmin Court 35A, Regent Street

Common

2,418,180

3.2%

P.O. Box 1777, Belize City, Belize

*

Hans Rigendinger was appointed to our board of directors on January 1, 2013. Mr. Rigendinger in addition to his stock equity position holds 10,000,000 unvested stock options to purchase the Company’s common stock with an exercise price of $0.05 subject to vesting based on certain milestones tied to the development of the Paradisus Papagayo Bay Resort &

Luxury Villas.

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

On July 16, 2012, SunVesta AG entered into a Guaranty Agreement with Josef Mettler, Hans Rigendinger and Max Roessler, the principal owner of Aires, pursuant to which said individuals guaranteed that until such time as financing is secured for the completion of the Paradisus Papagayo Bay Resort & Luxury Villas

that they collectively will act as a guarantor to creditors to the extent of ongoing capital requirements. The guaranty agreement requires that within 30 days of receiving a demand notice, the guarantors are required to pay to SunVesta Project & Management AG that amount required for ongoing capital requirements, until such time as financing of the project is secured. The guaranty may not be terminated until such time as

SunVesta AG has secured financing for the completion of the project.

Subsequent to the period end, on January 1, 2013, the Company entered into an employment agreement with Hans Rigendinger in connection with this engagement as chief operating officer for an initial three year term and his appointment to the Company’s board of directors. The compensatory terms of the employment agreement include a signing bonus of 3,500,000 shares, a base salary of $60,000 per annum, a retention bonus of 2,500,000 shares payable annually and a grant of 10,000,000 stock options with an exercise price of $0.05 that vest according to the achievement of certain milestones tied to the development of the Paradisus Papagayo Bay Resort & Luxury Villas.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees and Services

BDO Visura International AG (“BDO”) has provided audits of our annual financial statements and a review of our quarterly financial statements for the periods ended December 31, 2012 and December 31, 2011 respectively. The following is an aggregate of fees billed during each of the last fiscal years for professional services rendered by each of our principal accountants.

BDO Fees and Services

2012

Audit fees

$

211,000

Audit-related fees

-

Tax fees - preparation and filing of three major tax-related forms and tax planning.

-

All other fees - other services provided by our principal accountants.

-

Total fees paid or accrued to our principal accountants

$

211,000

BDO Fees and Services

2011

Audit fees

$

215,000

Audit-related fees

-

Tax fees - preparation and filing of three major tax-related forms and tax planning.

-

All other fees - other services provided by our principal accountants.

-

Total fees paid or accrued to our principal accountants

$

215,000

Audit Committee Pre-Approval

We do not have a standing audit committee. Therefore, all services provided to us by BDO, as detailed above, were pre-approved by our board of directors. BDO performed all work with their permanent full-time employees.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages

F-1 through F-37, and are included as part of this Form 10-K:

Financial Statements of the Company for the years ended December 31, 2012 and 2011:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets

Consolidated Statements of Comprehensive Loss

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

June 28, 2013

Josef Mettler

Chief Executive Officer, Chief Financial Officer

Principal Accounting Officer and Director

/s/ Hans Rigendinger

June 28, 2013

Hans Rigendinger

Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Josef Mettler

Director, Chief Executive Officer,

June 28, 2013

Josef Mettler

Chief Financial Officer, and

Principal Accounting Officer

/s/ Hans Rigendinger

Director, Chief Operating Officer

June 28, 2013

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

10.8*

Guaranty Agreement dated July 16, 2012 between SunVesta AG, Josef Mettler, Hans Rigendinger and Max Rössler.

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

35