Form 10-Q
period 2013-03-31
SUNVESTA, INC.
filed 2013-10-10
CIK 1060409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013.

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

Act). Yes ☐ No ☑

Indicate  the  number  of  shares  outstanding  of  each  of  the  issuer’s  classes  of  common  stock,  as  of  the  latest practicable  date.  The  number  of  shares  outstanding  of  the  issuer’s  common  stock,  $0.01  par  value  (the  only class of voting stock), at October 10, 2013, was 75,541,600.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Consolidated Balance Sheets as of March 31, 2013 (Unaudited)  and December 31,

4

2012

Unaudited  Consolidated Statements of Comprehensive Loss for the

5

three months ended March 31, 2013 and March 31, 2012 and cumulative amounts

Unaudited  Consolidated Statements of  Stockholders’ Equity (Deficit)

6

Unaudited  Consolidated Statements of Cash Flows for the three months ended

7

March 31, 2013 and March 31, 2012 and cumulative amounts

Notes to Unaudited  Consolidated Financial Statements

8

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of

35

Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

45

Item 4.

Controls and Procedures

46

PART II-OTHER INFORMATION

Item 1.

Legal Proceedings

47

Item 1A.

Risk Factors

47

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

47

Item 3.

Defaults Upon Senior Securities

48

Item 4.

Mine Safety Disclosures

48

Item 5.

Other Information

48

Item 6.

Exhibits

48

Signatures

49

Index to Exhibits

50

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

SUNVESTA, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

March 31, 2013

December 31, 2012

(Unaudited)

Assets

Current assets

Cash and cash equivalents

$

178,990     $

260,520

Other assets

55,876

39,238

Receivable from related parties

290,971

-

Total current assets

525,837

299,758

Non-current assets

Property and equipment - net

30,610,366

16,799,540

Debt issuance costs - net

1,464,576

1,649,216

Down payment for property and equipment

1,869,836

10,320,144

Restricted cash

980,327

241,500

Total non-current assets

34,925,105

29,010,400

Total assets

$

35,450,942

29,310,158

Liabilities and stockholders' equity (deficit)

Current liabilities

Accounts payable

1,638,571

827,102

Accrued expenses

2,175,163

3,868,914

Note payable

2,000,000

-

Notes payable to related parties

3,247,740

3,432,064

EUR-Bond

12,056,458

14,216,707

Total current liabilities

21,117,932

22,344,787

Non-current liabilities

CHF-Bond

5,566,811

5,689,364

Notes payable to related parties

16,947,284

11,125,741

Fair value of conversion feature

50,181

-

Pension liabilities

70,756

74,075

Total non-current liabilities

22,635,032

16,889,180

Total liabilities

43,752,964

39,233,967

Stockholders' equity (deficit)

Preferred stock, $0.01 par value;

50,000,000 share authorized no shares issued

and outstanding

-

-

Common stock, $0.01 par value;

200,000,000 shares authorized; 75,541,600 and

54,092,186 shares issued and outstanding

755,416

540,922

Additional paid-in capital

20,319,850

19,446,367

Accumulated other comprehensive gain/loss

178,997

(1,102,408)

Retained earnings prior to development stage

1,602

1,602

Deficit accumulated during the development stage

(29,534,132)

(28,786,537)

Treasury stock, 157,220 and 157,220 shares

(23,755)

(23,755)

Total stockholders' equity (deficit)

(8,302,022)

(9,923,809)

Total liabilities and stockholders' equity (deficit)     $

35,450,942

29,310,158

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three months ended      Three months ended

Cumulative

March 31, 2013

March 31, 2012

Amounts*

(unaudited)

(unaudited & restated)

(unaudited)

Revenues

Revenues, net

$

-

-

-

Cost of revenues

-

-

-

Gross profit

-

-

-

Operating income / - expenses

General and administrative expenses

$

(1,304,957)

(971,627)

(22,514,214)

Sales and marketing

-

-

(480,872)

Impairment on property and equipment

-

-

(1,311,000)

Release of accrual for penalty to Mélia

Hotels & Resorts

1,000,000

-

1,000,000

Total operating income / - expenses

$

(304,957)

(971,627)

(23,306,086)

Loss from operations

$

(304,957)

(971,627)

(23,306,086)

Other income / - expenses

Loss on disposals of assets

$

-

-

(3,258)

Loss on sale of investments

-

-

(1,137,158)

Loss on extinguishment of debt

-

-

(1,806,758)

Interest income

174

3,060

168,141

Interest expense

(426,656)

(280,995)

(2,901,639)

Amortization of debt issuance costs

and commissions

(82,815)

712

(887,053)

Exchange differences

143,872

130,272

519,929

Change in fair value of conversion

feature

(50,181)

-

(50,181)

Other income / - expenses

(27,032)

14,053

10,067

Total other income / - expenses

$

(442,638)

(132,898)

(6,087,910)

Loss before income taxes

$

(747,595)

(1,104,525)

(29,393,996)

Income Taxes

-

-

(140,136)

Net loss

$

(747,595)

(1,104,525)

(29,534,132)

Comprehensive income / (loss)

Foreign currency translation

1,281,405

(802,775)

199,997

Comprehensive income / (loss)

$

533,810

(1,907,300)

(29,334,135)

Loss per common share

Basic and diluted

$

(0.01)

(0.02)

Weighted average common shares

Basic and diluted

71,251,720

54,092,186

* Cumulative amounts: January 1, 2005 (date of inception) to March 31, 2013

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

January 1, 2005 (Date of Inception) to March 31, 2013

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

-

-

-

(1,064,531)

Issuance of stock for debt

-

717,976

-

-

-

-

717,976

December 31, 2012

540,922

19,466,367

(1,102,408)

1,602

(28,786,537)

(23,755)

(9,923,809)

Net loss

-

-

-

-

(747,595)

-

(747,595)

Translation adjustments

-

-

1,281,405

-

-

1,281,405

Issuance of stock for compensation

35,000

335,000

-

-

-

-

370,000

Issuance of stock for debt

179,494

538,483

-

-

-

-

717,977

March 31, 2013

$

755,416      $

20,319,850      $

178,997      $

1,602      $

(29,534,132)      $

(23,755)

$

(8,302,022)

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

January 1 to

January 1 to

Cumulative

31 March 2013

31 March 2012

Amounts*

Unaudited

Unaudited & restated

Unaudited

Cash flows from operating activities

Net loss

$

(747,595)

(1,104,525)

(29,534,132)

Adjustments to reconcile net loss to net cash

Depreciation and amortization

10,198

22,443

330,283

Other income / expenses

-

(60,700)

(60,700)

Release of accrual for penalty to Mélia Hotels & Resorts

(1,000,000)

-

311,000

Amortization of debt issuance cost and commissions

82,815

(712)

894,751

Stock compensation expense

370,000

-

1,195,245

Unrealized exchange differences

(143,872)

(130,272)

(519,929)

Loss on securities acquired as deposit on stock

-

-

1,008,324

Loss on disposal of assets

-

-

3,258

Loss on extinguishment of debt

-

-

1,806,758

Change in fair value of conversion feature

50,181

-

50,181

Increase in pension fund commitments

(3,318)

12,774

70,757

Increase / decrease in:

Other current assets

(16,639)

(14,126)

(66,516)

Accounts payable

811,469

39,106

2,174,388

Accrued  expenses

(693,751)

64,462

3,437,893

Net cash used in operating activities

(1,280,513)

(1,171,550)

(18,898,440)

Cash flows from investing activities

Proceeds from securities available-for-sale

-

-

1,740,381

Short term investments

-

75,000

-

Other receivables from related parties

(290,970)

(673,293)

(2,463,304)

Purchase of property and equipment

(753,024)

(1,002,487)

(18,520,832)

Down payments for property and equipment

(2,250,040)

(1,300,082)

(12,320,183)

Restricted cash

(739,327)

-

(980,827)

Net cash used in investing activities

(4,033,361)

(2,900,862)

(32,544,765)

Cash flows from financing activities

Net proceeds from deposit on stock

-

-

3,664,417

Proceeds from stock issuance

-

-

300,000

Proceeds from notes payable related parties

7,256,757

2,178,258

34,476,478

Repayment of notes payable related parties

-

-

(778,243)

Advances from third parties

-

-

700,000

Note payable

-

-

(714,819)

Proceeds from bond issuance, net of commissions

900,853

1,871,681

22,323,654

Repayments of bonds

(2,649,073)

-

(4,123,896)

Payment for debt issuance costs

(269,516)

(316,189)

(3,537,127)

Purchase of treasury stock

-

-

(23,755)

Net cash provided by financing activities

5,239,021

3,733,750

52,286,709

Effect of exchange rate changes

(6,677)

(17,775)

(665,069)

Net decrease in cash

(81,530)

(320,887)

178,435

Cash, beginning of period

260,520

505,500

555

Cash, end of period

$

178,990

184,613

178,990

Additional information

Interest paid

-

-

Income taxes paid

-

-

Conversion of note payable to Mr. Rigendinger to

stockholders' equity (non-cash)

717,977

-

Purchase of property and equipment through a note payable

(non-cash)

2,000,000

-

Reclassification of down payment for property and

equipment to property and equipment

10,200,000

-

Capitalized interest and debt issuance costs for construction

(non-cash)

368,000

314,000

* Cumulative amounts: January 1, 2005 (date of inception) to March 31, 2013

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

1.

CORPORATE INFORMATION AND BASIS OF PREPARATION

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

31,  2012,  filed  with  the  Securities  and  Exchange  Commission.  These  statements  do  include  all normal recurring adjustments which the Company believes necessary for a fair presentation of the

statements.   The  interim  results  of  operations  are  not  necessarily  indicative  of  the  results  to  be expected for the full year ended December 31, 2013.

Except  as   indicated  in  the   notes  below,   there  have   been   no   other   material  changes   in  the

information  disclosed  in  the  notes  to  the  financial  statements  included  in  the  Company’s  Form

10-K   for   the   year   ended   December   31,   2012,   filed   with   the   Securities   and   Exchange

Commission.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

2.

SIGNIFICANT ACCOUNTING POLICIES

New accounting standards – adopted

In  February  2013,  the  FASB  released  ASU  2013-02  —  Other  comprehensive  Income  (Topic

220).  The  amendments  in  this  Update  supersede  and  replace  the  presentation  requirements  for reclassifications  out  of  accumulated  other  comprehensive  income  in  AUSs  2011-05  (issued  in

June  2011)  and  2011-12  (issued  in  December  2011)  for  all  public  and  private  organizations.  The amendments  would  require  an  entity to  provide  additional  information  about  reclassifications  out of accumulated other comprehensive income (loss). This Accounting Standard Update is the  final version  of  Proposed  Accounting  Standards  Update  2012-240  —  Comprehensive  Income  (Topic

220)  which  has  been  deleted.  The  amendments  do  not  change  the  current  requirements  for reporting net  income  or  other  comprehensive  income  (loss)  in  financial  statements. However,  the amendments  require  an  entity  to  provide  information  about  the  amounts  reclassified  out  of accumulated  other  comprehensive  income  (loss)  by component.  In  addition,  an  entity  is  required to present, either on the face of the statement where net income (loss) is presented or in the notes,

significant  amounts  reclassified  out  of  accumulated  other  comprehensive  income  (loss)  by  the respective  line  items  of  net  income  but  only  if  the  amounts  reclassified  is  required  under  U.S.

GAAP  to  be  reclassified  to  net  income  in  its  entirety  in  the  same  reporting  period.  For  other amounts  that  are  not  required  under  U.S.  GAAP  to  be  reclassified  in  their  entirety to  net  income,

an  entity  is  required  to  cross-reference  to  other  disclosures  required  under  U.S.  GAAP  that provide  additional  detail  about  those  amounts.  For  public  entities,  the  amendments  are  effective prospectively  for  reporting  periods  beginning  after  December  15,  2012.  The  Company  adopted this  ASU  as  of  January  1,  2013  and  its  adoption  did  not  impact  the  Company’s  consolidated financial statements.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

3.

GOING CONCERN

The Company is currently working on building a hotel in the Papagayo Gulf Tourism Project area of Guanacaste, Costa Rica.

The  project  is  expected  to open in  the  fourth  quarter  of 2014.  Until the completion  of the project,

the following expenditures are estimated to be incurred:

Expenditures

USD

a.     Gross project cost

195,000,000

b.     Less: Proceeds from sale of villas

(24,000,000)

c.     Net project cost

171,000,000

d.     Overhead expenses

21,000,000

e.     Less: Recuperated in gross project cost

(12,000,000)

f

Total, excluding other potential projects

180,000,000

Sixty  percent  (60%)  of  the  “Net  project  cost”  is  going  to  be  financed  by  traditional  mortgage loans,  for  which  negotiations  have  been  initiated.  The  remaining  forty  percent  (40%  of  the  “Net project  cost”),  as  well  as  “non-recuperated  overhead  expenses”  are  going  to  be  financed  by  the main  shareholders  or  lenders  of  the  project,  i.e.  Zypam  Ltd.,  shareholder,  Mr.  Hans  Rigendinger,

shareholder  and  board  member  of  SunVesta  AG,  Mr  Max  Rössler,  majority shareholder  of  Aires

International Investment, Inc., Mr Josef Mettler, shareholder, director and chief executive officer.

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

Based  on  this  guaranty  agreement,  management  believes  that  available  funds  are  sufficient  to finance  cash  flows  for  the  twelve  months  subsequent  to  March  31,  2013  and  the  filing  date though  future  anticipated  cash  outflows  for  investing  activities  will  continue  to  depend  on  the availability of financing and can be adjusted as necessary.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

4.

RESTRICTED CASH

As per March 31, 2013 the company has the following restricted cash positions:

Restricted Cash

March 31, 2013

December 31, 2012

$

$

Credit Suisse in favor of

BVK Personalvorsorge des Kantons Zürich

133,574

-

HSBC in favor of

Costa Rican Tourism Board

243,000

241,500

Banco Nacional de Costa Rica in favor of

Costa Rican Environmental Agency – SETENA

603,753

-

Gross

980,327

241,500

Restricted cash  positions  in favor  of  Costa Rican Tourism Board  and Costa Rican  Environmental

Agency – SETANA are related to the hotel project in Costa Rica and therefore their release is not expected  before  finalization  of  the  corresponding  project.  Due  to  this  fact  these  restricted  cash positions has been classified as long term.

The  restricted  cash  position  in  favor  of  BVK  Personalvorsorge  des  Kantons  Zürich  is  a  rental deposit  related  to  a  long  term  lease  contract  for  office  space.  Due  to  this  fact  this  restricted  cash position is also classified as long term.

The balances as of December 31, 2012 were reclassified to conform to the current presentation.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

5.

PROPERTY & EQUIPMENT

Property & equipment

March 31, 2013

December 31, 2012

$

$

Land

19,700,000

7,000,000

IT Equipment

185,846

185,846

Other equipment and furniture

284,901

284,901

Leasehold improvements

66,617

66,617

Construction in-process

10,712,982

9,591,958

Gross

31,203,346

17,129,322

Less accumulated depreciation

(339,980)

(329,782)

Net

30,610,366

16,799,540

Depreciation expenses for the period ended

March 31, 2013

10,198

22,443

Property  &  equipment  is  comprised  primarily  of  land  held  in  Costa  Rica  that  is  currently  being developed  for  hotels  and  capitalized  project  costs  in  connection  with  the  Papagayo  Gulf Tourism project.  The  land  amounts  to  $19.7  million  whereas  $7  million  relates  to  the  concession  held  by

Richland  (~84,000  m2)  and $12.7  million  held  by Altos  del Risco  (~120,000  m2). The  latter  was acquired  through  the  acquisition  of  the  shares  of  Altos  del  Risco  SA  whose  only  asset  is  the concession,  which  does  not  qualify  as  a  business.  Control  over  Altos  del  Risco  SA  was  obtained on March 8, 2013. The previous down payments were reclassified to property and equipment.

The  Richland  concession  is  a  right  to  use  the  property  for  a  specific  period  of  time  of  20  years,

which  thereafter  will  be  renewed  at  no  further  cost,  if  the  landholder  is  up  to  date  with  its obligations  and  if  there  is  no  significant  change  in  government  policies.  The  current  concession expires in June 2022.

The  Altos  del  Risco  concession  is  also  a  right  to  use  the  property  for  a  specific  period  of  time  of

30  years,  which  thereafter  will  be  renewed  at  no  further  cost,  if  the  landholder  is  up  to  date  with

its   obligations   and   if   there   is   no   significant   change   in   government   policies.   The   current

concession,  which  was  issued  in  2006,  expires  in  November  2036.  For  further  information regarding acquisition of this piece of land see note 13.

The  construction in  process amount  that  was  spent  up  to  March 31,  2013 is represented primarily by architectural work related to the hotel and apartments but also to some construction work.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

6.

PLEDGES

March 31, 2013

December 31, 2012

Pledge of shares of Rich Land Investments Ltda.

0%

10%

in favor of Zypam Ltd. for Zypam Ltd's liabilities

(0 shares)

(1 share)

Pledge of shares of Rich Land Investments Ltda.

in favor of Meliá Hotels International for bonds

0%

20%

of EUR 2 million

(0 shares)

(2 shares)

The   Company   pledged   the   above   shares   as   part   of   the   bond   agreement   with   Meliá   and

corresponding  contracts  in  Zypam  Ltd.  During  the  period  ended  March  31,  2013  the  share pledges  were  released  back  to  the  Company  due  to  the  repayment  of  the  bond  due  to  Meliá  and the amendment of the corresponding contracts in Zypam Ltd.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

7.

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

—    Level 1 Quoted prices for identical instruments in active markets.

—    Level 2 Quoted  prices  for  similar  instruments  in  active  markets,  quoted  prices  for  identical or  similar  instruments  in  markets  that  are  not  active;  and  model-derived  valuations in  which  all  significant  inputs  or  significant  value  drivers  are  observable  in  active markets.

—    Level 3 Model-  deroved  valuations  in  which  one  or  more  significant  inputs  or  significant value-drivers are unobservable.

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

Fair value  measurement  includes  the consideration of  nonperformance risk.  Nonperformance  risk refers  to  the  risk  that  an  obligation  (either  by  counterparty  or  us)  will  not  be  fulfilled.  For financial  assets  traded  in  an  active  market  (Level  1),  the  nonperformance  risk  is  included  in  the market  price.  For  certain  other  financial  assets  and  liabilities  (Level  2  and  3),  our  fair  value calculations have been adjusted accordingly.

As  of  March  31,  2013  and  December  31,  2012,  respectively,  there  are  no  financial  assets  or

liabilities   measured  on  a  recurring  basis  at   fair   value  with  the  exception  of  “fair   value  of

conversion option”.

In   addition   to   the   methods   and   assumptions   we   use   to   record   the   fair   value   of   financial

instruments  as  discussed  above,  we  used  the  following  methods  and  assumptions  to  estimate  the fair value of our financial instruments.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

7.

FAIR VALUE MEASUREMENT - continued

—

Cash and cash equivalents – carrying amount approximated fair value.

—

Restricted cash – carrying amount approximated fair value.

—

Receivables  from  related  parties  (current)  -  carrying  amount  approximated  fair  value  due  to the short term nature of the receivables.

—

Accounts Payable – carrying amount approximated fair value.

—

Note  payable  -  carrying  amount  approximated  fair  value  due  to  the  short  nature  of  the  note payable.

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

—     Fair  value  of  conversion  feature  –  The  fair  value  of  the  conversion  option  is  classified  as level  3  fair  value.  The  fair  value  of  the  option  was  determined  by  using  Black-Scholes  with the following input data:

-      Stock price $0.10

-      Exercise price: $1.01

-      Expected term in years: 2.5 years

-      Volatility 80%

-      Annual Rate of quarterly dividends: 0%

-      Discount Rate: 0.305%

The fair value of our financial instruments is presented in the table hereinafter:

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

7.

FAIR VALUE MEASUREMENT – continued

March 31, 2013

December 31, 2012

Fair

Carrying

Fair Value

Carrying

Fair Value

Value

Amount

Amount

Reference

$

$

$

$

Levels

Cash and cash

equivalents

178,990

178,990

260,520

260,520

1

None

Restricted cash

980,327

980,327

241,500

241,500

1

Note 4

Receivable from

related parties

290,971

290,971

-

-

1

Note 8

Accounts Payable

1,638,571

1,638,571

827,102

827,102

1

None

Notes payable

2,000,000

2,000,000

-

-

1

Note 13

Notes payable to

related parties –

other (current)

35,706

35,706

149,328

149,328

3

Note 8

Notes payable to

related parties – Dr.

M. Roessler

(current)

2,612,034

2,612,034

2,682,736

2,594,284

1

Note 8

Notes payable to

related parties –

Rigendinger

(current)

600,000

600,000

600,000

600,000

3

Note 8

EUR-bond

12,056,458

12,056,458

14,216,707

14,216,707

3

Note 10

CHF-bond

5,566,811

5,566,811

5,689,364

5,689,364

3

Note 10

Notes payable to

related parties –

Aires (non-current)

16,947,284

16,947,284

10,407,764

10,407,764

3

Note 8

Notes payable to

related parties –

Rigendinger Aires

(non-current)

-

-

717,977

717,977

3

Note 9

Fair value of

conversion option

50,181

50,181

-

-

3

Note 8

8.

RECEIVABLES FROM AND PAYABLES TO RELATED PARTIES

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

Advances from (to) related parties are composed as follows:

Receivables

Payables

Receivables from and notes

March 31,

December 31,

March 31,

December 31,

to related parties

2013

2012

2013

2012

$

$

$

$

01

Hans Rigendinger

-

-

600,000

600,000

02

Josef Mettler

36,000

-

-

-

L03

Adrian Oehler

-

-

35,706

37,380

o04

Sportiva

46,976

-

-

31,948

a

n05

Aires International

-

16,974,284

10,407,764

06

Dr. Max Roessler

-

2,612,034

2,682,736

a07

Hans Rigendinger

-

-

-

717,977

g08

Akyinyi Interiors

-

-

-

80,000

r

e09

4f capital ag

207,995

e

Total excluding

m

interest

290,971

-

20,222,024

14,577,805

e

Accrued interest

-

-

768,245

566,093

n

Total

290,971

-

20,990,269

15,123,898

t

of which non-current

-

-

16,974,284

11,125,741

No

Related party

Capacity

Interest

Repayment

Rate

Terms

Security

01

Hans Rigendinger

Shareholder, director, chief operating

officer (COO)

0.00%

none

none

Shareholder, chairman of the board of

02

Josef Mettler

directors, chief executive officer

(CEO), chief financial officer (CFO)

3.00%

none

none

and principal accounting officer (PAO)

03

Adrian Oehler

Shareholder and SunVesta AG board

member

0.00%

none

none

04

Sportiva

Entity owned by the Company’s

director, CEO, CFO and PAO

3.00%

none

none

05

Aires International

                                     *** see hereinafter***

06

Dr. Max Roessler

Shareholder and director

*** see hereinafter ***

07

Hans Rigendinger

Shareholder, director and COO

*** see hereinafter ***

08

Akyinyi Interiors

Entity owned by a director’s wife

0.00%

01/31/13

none

09

4f Capital Ag

Entity owned by the Company’s

director, CEO, CFO and PAO

0.00%

none

none

8.

RECIEVABLES FROM AND PAYABLE TO RELATED PARTIES - Continued

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

Loan agreement Aires International Investment Inc.

On  July  27,  2011,  SunVesta  signed  a  loan  agreement  with  Aires  International  Investments  Inc.

(“Aires”),  a  company  owned  by  a  board  member  of  the  Company,  which  has  been  amended  and superseded by an amendment on May 11, 2012 respectively June 21, 2012 and which includes the following major conditions:

—

The lender grants the Company a terminable, interest bearing and non-secured loan in the maximum amount of CHF 10,000,000.

—

The conversion right granted in the original contract to convert the balance of the line of credit into a 10% ownership interest in Rich Land was cancelled.

—

Once the  entire amount  of CHF  10,000,000  has  been  drawn  down,  Aires  now has  the  right  to

convert  its  entire  loan  of  CHF  10,000,000  into  20%  shares  of    SunVesta  Inc.  (instead  of

Richland)  whereas  20%  shares  reflect  the  number  of  shares  at  the  time  when  the  entire amount of CHF 10,000,000 has been drawn down.

—

In principle, the loan will become due in September 30, 2015, being the latest date on which

Aires can exercise its conversion option

—

CHF 10,000,000 of this line of credit is subordinated in favour of other creditors.

—

The interest rate is 7.25% and interest is due on September 30 of each year.

The  conditions  of  the  above  mentioned  conversion  option  was  met  during  2012.  The  Company has  analyzed  the  accounting  treatment  of  this  financial  instrument.  Based  on  this  analysis  the

Company concluded  that  the  conversion  option  needs  to  be  bifurcated  and  is  to  be  accounted  for as  a  derivative  under  ASC  815.  Main  factors  for  this  accounting  treatment  are:  the  debt  is

denominated   in   CHF   while   the   shares  are  convertible   into   shares   of   the   Company,   whose

functional  currency  is  USD  and  whose  shares  are  traded  in  USD.  Based  on  that,  the  Company determined  that  the  conversion  feature  is  not  indexed  to  the  Company’s  shares  and  it  should  be bifurcated  and  accounted  for  as  a  derivative.  As  of  November  13,  2012  (the  date  when  the  loan

became   convertible)   and   December   31,   2012   the   fair   value   of   the   conversion   feature   was

immaterial.  As  of  March  31,  2013  the  fair  value  of  the  conversion  feature  was  $50,181  which  is recorded in fair value of conversion option.

The  fair  value  of  the  call  option  value  has  been  calculated  by  using  Black-Scholes  with  the following assumptions:

-      Stock price $0.10

-      Exercise price $1.01

-      Expected term in years 2.50

-      Volatility of 80%

-      Annual Rate of quarterly Dividends 0%

-      Discount Rate 0.305%

Based  on  this  calculation  one  call  option  has  a  fair  value  of  $0.005  as  per  March  31,  2013.

Multiplied with number of option granted of 10,818,437 this result  in fair value of the  conversion feature of $50,181.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

8.

RECIEVABLES FROM AND PAYABLE TO RELATED PARTIES – Continued

Loans Dr. Max Roessler

On  June  7,  2012,  Dr.  Max  Roessler  (board  member  of  SunVesta  AG)  gave  a  short  term  loan  of

$1.81 million that is  repayable on May 30, 2013, or on demand within five  working days. On this short  term  loan  the  Company  is  not  required  to  pay  any  interest  and  can  repay  the  loan  either  in cash  or  with  the  delivery  of  10,000  shares  of  Intershop  Holding  AG,  a  publically  traded  entity,

regardless   of   actual   trading   value   on   the   date   of   delivery.   The   Company   therefore   might

recognize a gain if the loan is repaid in Intersthop Holding AG shares  and the trading price  of the shares is less than the amount due. Based on the trading price for Intershop Holding AG shares on

March  31,  2013  the  Company  would  not  have  recognized  a  gain.  Therefore  the  fair  value  of  the loan approximates the carrying value of the loan.

On  July  24,  2012,  Dr.  Max  Roessler  (board  member  of  SunVesta  AG)  gave  an  additional  short term  loan  of  $0.47  million  that  is  repayable  on  May 30,  2013,  or  on  demand  within  five  working days.  On  this  short  term  loan  the  Company  is  not  required  to  pay  any  interest  and  can  repay  the loan  either  in  cash  or  with  the  delivery  of  10,000  shares  of  Schindler  Holding  AG,  a  publically traded  entity,  regardless  of  actual  trading  value  on  the  date  of  delivery.  The  Company  therefore might  recognize  a  gain  if  the  loan  is  repaid in  Schindler  Holding AG  shares and  the  trading price of  the  shares  is  less  than  the  amount  due.  Based  on  the  trading  price  for  Schindler  Holding  AG shares  on  March  31,  2013  the  Company  would  not  have  recognized  a  gain.  Therefore  the  fair value of the loan approximates the carrying value of the loan.

On August  8,  2012, Dr. Max Roessler (board member of SunVesta AG) gave a further  short term loan  of  $0.4  million  that  is  repayable  also  on  May  30,  2013,  or  on  demand  within  five  working days.  On  this  short  term  loan  the  Company  is  not  required  to  pay  any  interest  and  can  repay  the loan  either  in  cash  or  with  the  delivery  of  700  shares  of  Zug  Estates  Holding  AG,  a  publically traded  entity,  regardless  of  actual  trading  value  on  the  date  of  delivery.  The  Company  therefore might  recognize  a  gain  if  the  loan  is  repaid  in  Zug  Estates  Holding  AG  shares  and  the  trading price  of  the  shares  is  less  than  the  amount  due.  Based  on  the  trading  price  for  Zug  Estates  AG shares on March 31, 2013, the Company would have recognized a gain, which gain is immaterial.

The Company has not recorded such gain and the fair value of the loan approximates the carrying value of the loan.

On  March  1,  2013,  Dr.  Max  Roessler  (board  member  of  SunVesta  AG)  gave  a  further  short  term loan  of $0.05  million that  is  repayable  on  July 31,  2013,  or  on  demand  within  five  working days.

On  this  short  term  loan  the  Company  is  not  required  to  pay  any  interest  and  can  repay  the  loan either in cash or with the delivery of 52,500 shares of Daetwyler  Holding AG, a publically traded entity,  regardless  of  actual  trading  value  on  the  date  of  delivery.  The  Company  therefore  might recognize a gain if the loan is repaid in Datewyler Holding AG shares and the trading price of the shares  is  less  than  the  amount  due.  Based  on  the  trading  price  for  Daetwyler  Holding  AG  shares on  March  31,  2013,  the  Company  would  not  have  recognized  a  gain.  Therefore  the  fair  value  of the loan approximates the carrying value of the loan.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

9.

RELATED PARTY TRANSACTIONS

Debt Settlement Agreements

On   December   31,   2012   the   Company   concluded   a   debt   settlement   agreement   with   Hans

Rigendinger.  This  debt  settlement  agreement,  settled  the  outstanding  balance  of  $717,977  as  of

December 31, 2012 as described hereinafter:

—

The Company issued 17,949,417 shares of its common stock ($0.01 par value) at a conversion price of $0.04 to Hans Rigendinger for the purposes of this debt settlement.

—

The difference between the carrying value of this debt and the fair value of the common stock issued amounted to $717,976. The difference has been recorded as stock compensation expense in general and administrative expenses in the year ended December 31, 2012.

—

To  determine  the  fair  value  of  the  common  stock  issued  the  quoted  market  price  as  of

December 31, 2012 was used.

—

The shares were not formally issued as of December 31, 2012, and therefore, the note payable was not eliminated as of December 31, 2012. The satisfaction of the note payable was recorded on the issuance of the shares as of January 8, 2013.

Comissions paid to related parties

During  Quarter  ended  March  31,  2013  and  March  31,  2012  the  Company  paid  commissions  to

4f Capital  AG  in  the  amount  of approximately $108,000  and  $0,  respectively related to  financing of the Company.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

10.

BONDS

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

Issuance day:

December 1, 2010

September 1, 2011

Interest rate:

8.25% p.a.

7.25% p.a.

Interest due dates:

November 30 of each year,

August 31 of each year,

the first time November 30, 2011

the first time August 31, 2012

Applicable law:

Swiss

Swiss

The nominal amounts have changed as follows:

EUR-Bond

CHF Bond

EUR-Bond

CHF Bond

2013

2013

2012

2012

USD

USD

USD

USD

Balances January 1

14,216,707

5,689,364

9,598,537

3,818,898

Cash inflows

792,740

108,113

4,015,549

3,191,888

Cash outflows

(2,649,073)

-

-

1,474,823

Foreign currency adjustments

(239,193)

59,736

692,295

463,849

Sub-total (Fair value)

12,121,181

5,857,113

14,306,380

5,999,813

Commissions paid to bondholders

(248,195)

(417,709)

(248,195)

(417,709)

Amortization of such commissions

183,472

127,307

158,522

107,260

Balance March 31, 2013

December 31, 2012 (Carrying value)

12,056,458

5,566,811

14,216,707

5,689,364

Should  the  refinancing  of  the  EUR  bonds  not  be  completed  by  November  30,  2013,  certain principal  shareholders  of  the  Company  or  principal  lenders  to  the  project  would  provide  bridge financing according to the guaranty agreement (see Note 3).

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

11.

PENSION PLAN

The  Company maintains  a  pension  plan  covering  all  employees  in  Switzerland;  it  is  considered  a defined  benefit  plan  and  accounted  for in  accordance with  ASC  715 (“compensation  – retirement benefits”).  This  model  allocates  pension  costs  over  the  service  period  of  employees  in  the  plan.

The   underlying  principle   is   that   employees   render   services   rateably  over   th   is   period,   and

therefore,  the  income  statement  effects  of  pensions  should  follow  a  similar  pattern.  ASC  715 requires  recognition  of  the  funded  status,  or  difference  between  the  fair  value  of  plan  assets  and the  projected  benefit  obligations  of  the  pension  plan  on  the  balance  sheet,  with  a  corresponding

adjustment   to   accumulated   other   comprehensive   income.   If   the   projected  benefit   obligation

exceeds the fair value of plan assets, then the difference or unfunded status represents the pension liability.

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

Actuarial valuation

Net periodic pension cost has been included in the Company’s results as follows:

Three months ended

Three months ended

Pension expense

March 31, 2013

March 31, 2012

$

$

Current service cost

13,632

25,383

Past service cost

-

-

Net actuarial (gain) loss recognized

(268)

-

Interest cost

1,181

772

Expected return on assets

(1,208)

(692)

Employee contributions

(5,448)

(10,164)

Net periodic pension cost

7,890

15,299

During  the  three  months  periods  ended  March  31,  2013  and  March  31,  2012  the  Company made cash contributions of $5,500 and $10,000, respectively, to its defined benefit pension plan.

All  of  the  assets  are  held  under  the  collective  contract  by  the  plan’s  re-insurer  Company  and  are

invested   in   a   mix   of   Swiss   and   international   bond   and   equity  securities   within   the   limits

prescribed by the Swiss Pension Law.

The  expected  future  cash  flows  to  be  paid  by  the  Company  in  respect  of  employer  contributions to the pension plan for the year ended December 31, 2013 are $16,500.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

12.

STOCK COMPENSATION

The Company has included share based remuneration based on “SunVesta Inc. Stock Option Plan

2013”  as  part  of  the  total  remuneration  in  some  new  employment  contracts.  Based  on  this  stock option  plan  the  Company  has  the  possibility  since  January  1,  2013  to  issue  up  to  50,000,000 common stock shares under the plan.

The  purpose  of  these  share  based  remuneration  is  to  advance  the  interests  of  the  Company  by encouraging  its  employees  to  remain  associated  with  the  Company  and  assist  the  Company  in building value.  Such share based remuneration includes  either  shares  or  options  to acquire  shares of the Company’s common stock.

The Company grants equity awards to its employees  and  directors. Certain employee and  director

awards   vest   over   stated   vesting   periods   and   others   also   require   achievement   of   specific

performance.  The  grant-date  fair  value  of  awards  to  employees  and  directors  will  be  expensed over  their  respective  vesting  periods.  To  the  extent  that  employee  and  director  awards  vest  only upon  the  achievement  of  a specific  performance  condition, expense  is  recognized over  the  period from  the date  management determines  that the  performance  condition is probable  of achievement through  the  date  they  are  expected  to  be  met.  The  fair  value  of  stock  options  is  estimated  using the  Black-Scholes  option-pricing  model.  Option  pricing  methods  require  the  input  of  highly subjective assumptions, including the expected stock price volatility.

Share Grants

On  January  1,  2013  the  Company  issued  3,500,000  common  shares,  valued  at  $0.08  which  has

been   the   share   price   and   therefore   the   fair   value   on   grant   date,   to   Hans   Riegendinger   in

connection with his employment agreement of even date as so-called signing bonus.

Additionally  the  Company  granted  2,500,000  common  shares  as  so-called  retention  award  for each  completed  year  of  employment  (e.g.  first  time  as  per  January  1,  2014).  The  employment contract  has  been  concluded  for  three  years  with  an  additional  bilateral  option  for  another  two years.  Therefore  in  total  the  Company could  be  requested  to  issue  maximal  12,500,000  common shares up to January 1, 2018 to Hans Rigendinger related to this retention bonus.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

12.

STOCK COMPENSATION - Continued

Based  on  this  contract  the  Company has  included  the  following  stock-based  compensation  in  the

Company’s results:

Three months

Three months

Stock-based compensation (shares)

ended March 31,

ended March 31,

2013

2012

Shares granted

16,000,000 shares

---

Fair Value respectively market price on grant date

$ 0.08

---

Total maximal expenses (2013-2017)

$ 1,280,000

---

Shares vested (signing bonus)

3,500,000 shares

---

Unvested shares (retention award)

12,500,000 shares

---

Expenses recorded under general & administrative

---

expenses

$ 330,000

Unrecorded costs related to unvested share grants

---

(retention bonus)

$ 950,000

Tax benefit associated with compensation expense

$ 0

---

As  of  March  31,  2013  the  Company  expects  to  record  compensation  expense  in  the  future  as follows:

Through

Year ending December 31,

Stock-based

December 31,

compensation (shares)

2013

2014

2015

2016

2017

$

$

$

$

$

Unrecognized

compensation expense

150,000

200,000

200,000

200,000

200,000

Stock options

The   Company   granted   to   Hans   Rigendinger   in   connection   with   his   employment   contract

10,000,000  options  on  January  1,  2013.  Each  option  entitles  to  buy  one  Company’s  share  at  a strike  price  of  $0.05.  These  options  will  vest  in  two  identical  installments  (installment  A  and  B)

of 5,000,000 options.

For  installment  A  it  is  required  that  the  Company  complete  a  financing  arrangement  with  a specific  counterparty.  As  of  grant  date  the  fair  value  was  $300,000.  As  of  March  31,  2013,  the

Company   assessed   that   this   financing   arrangement   will   not   be   completed.   Therefore,   the

Company  assessed  the  probability  of  completion  to  be  zero  and  therefore  no  expense  has  been recognized for the stock options associated with installment A as per March 31, 2013.

For  installment  B  it  is  required  that  the  Company completes  the  Paradisius  Papagayo  Bay Resort

&  Luxury  Villas  (see  Note  16)  by  the  thereinafter  mentioned  date  of  November  1,  2014.  The grant  date  fair  value  was  $300,000.  As  of  March  31,  2013  the  Company  assessed  that  the probability that this performance condition will be met at 100%.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

12.

STOCK COMPENSATION - Continued

A  summary  of  stock  options  outstanding  as  per  March  31,  2013,  is  as  follows  (during  three-

month period ended March 31, 2012, no options were granted):

Options outstanding

Number of Options

Weighted average

Weighted average

exercise price

remaining

contractual life

Outstanding January 1, 2013

None

None

Granted

10,000,000

$ 0.05

9.75 years

Exercised

0

0

Forfeited or expired

0

0

Outstanding March 31, 2013

10,000,000

$ 0.05

9.75 years

Exercisable March 31, 2013

0

The following table depicts the Company’s non-vested options as of March 31, 2013 and changes during the period:

Non-vested options

Shares under Options

Weighted average grant

date fair value

Non-vested at December 31, 2012

0

$ 0.00

Non-vested-granted

10,000,000

$ 0.06

Vested

0

$ 0.00

Non-vested, forfeited or canceled

0

$ 0.00

Non-vested at March 31, 2013

10,000,000

$ 0.06

Under   the  provisions   of  FASB   ASC  Topic   718,   the  Company  is   required  to   measure   and

recognize   compensation   expense   related   to   any   outstanding   and   unvested   stock   options

previously    granted,    and    thereafter    recognize,    in    its    consolidated    financial    statements,

compensation  expense  related  to  any  new  stock  options  granted  after  implementation  using  a calculated  fair  value  based  option-pricing  model.  The  Company  uses  the  Black-Scholes  option-

pricing model to calculate the fair value of all of its stock options and its assumption are based on

historical   and   or  if   available   market   information.  The   following  assumptions   were   used   to

calculate the compensation expense and the calculated fair value of stock options granted:

Assumption

March 31, 2013

March 31, 2012

Dividend yield

None

---

Risk-free interest rate

1.00%

---

Expected market price volatility

80.00%

---

Average expected life of stock options

6.0  years

---

The  computation  of  the  expected  volatility  assumption  used  in  the  Black-Scholes  calculation  for new  grants  is  based  on  historical  volatilities  of  a  peer  group  of  similar  companies  in  the  same industry. The expected life assumptions are based on underlying contracts.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

12.

STOCK COMPENSATION - Continued

The Company recorded the following amounts related to the expense of the fair  values of options during the quarter ended March 31, 2013:

Stock based compensation (options)

March 31, 2013

March 31, 2013

$

$

Expenses recorded under general &

40,000

---

administrative expenses

Benefit for income taxes

0

---

Effect on net loss

40,000

---

As  of  March  31,  2013  the  Company  had  unrecognized  compensation  expenses  related  to  stock options currently outstanding, to be recognized in future quarters respectively years as follows:

Through December 31,

Year ending December 31,

Stock-based compensation (options)

2013

2014

$

$

Unrecognized compensation expense

120,000

140,000

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

13.

AGREEMENT TO PURCHASE NEIGHBORING PIECE OF LAND

In  2010  SunVesta  AG  entered  into  a  sale  and  purchase  agreement  with  a  company  called  DIA

S.A.  (“DIA”),  domiciled  in  San  José,  Costa  Rica  to  acquire  a  piece  of  land,  neighboring  the

Paradisus  Papagayo  Bay  Resort  &  Luxury  Villas  development,  of  approximately  120,000  m2 having  direct  beach  access  by  purchasing  100%  of  the  shares  of  Altos  del  Risco  S.A.  from  DIA.

The  total  purchase  consideration  was  $12.7  million.  On  March  9,  2013  the  Company  concluded the  purchase  of  this  piece  of  land  and  ownership  has  been  officially  transferred.  Up  to  March  9,

2013 the Company paid $10.7 million in cash.

As part of the completion of the purchase, the parties agreed that a remaining part of the purchase price  of  $2,000,000  has  been  converted  into  a  non  interest  bearing  and  uncollateralized  loan payable which is due for payment on March 8, 2014.

14.

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

to  June  30,  2012.  On  June  30,  2012  neither  the  whole  penalty  nor  a  part  of  the  penalty  has  been paid. Therefore the deadline to pay the penalty of $1 million was extended on June 30, 2012 up to

August 31, 2012.

Neither  on  August  31,  2012,  nor  on  December  31,  2012,  was  the  whole  penalty  or  a  part  of  the penalty  paid  although  the  deadline  of  August  31,  2012  to  pay  the  penalty  of  $1  million  has expired. Hence, the penalty of $1 million remained in accrued expenses as of December 31, 2012.

On  February  5,  2013,  the  Company  extended  the  deadline  to  complete  the  purchase  of  the property pursuant  to  the  terms  of  the  management  agreement  with  Sol  Meliá,  S.A.,  to  March  15,

2013 and agreed that the penalty of $1 million would be waived if the purchase was completed by

March 15, 2013. The purchase of the property was concluded on March 9, 2013.

Since the Company concluded the  purchase  of the property described  within the extension  period the  penalty  otherwise  payable  to  Sol  Meliá,  S.A.  and  the  corresponding  allowance  has  been eliminated  as  of  March  9,  2013.  Therefore,  the  Company  has  released  the  accrual  of  $1  million related to this transaction in the period ended March 31, 2013.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

Subsequent  to  signing  the  agreements,  the  Company  paid  down-payments  on  the  purchase  of  the properties  of  approximately  $1,400,000  up  to  March  31,  2013,  which  is  included  in  down payment for property and equipment.

Subsequent  to  the  balance  sheet  date  March  31,  2013  the  Company  entered  into  a  new,  revised agreement regarding the purchase of the two additional concession properties (refer to Note 20).

16.

OPENING DATE “Paradisius Papagayo Bay Resort & Luxury Villas”

During  the  3rd  Quarter  of  2012,  the  Company  postponed  the  opening  date  for  Papagayo  Gulf

Tourism  Project  of  Costa  Rica,  which  is  now  scheduled  for  the  winter  of  2014.  Due  to  the postponement  an  addendum  to  the  original  management  agreement  with  Sol  Meliá,  S.A.  was agreed as follows:

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

Regarding current situation, subsequent to March 31, 2013, refer to Note 20.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

17.

HOTEL PROJECT ATLANTA

On   September   19,   2012,   the   Company  entered  into   a   purchase   agreement   for   a   hotel   and

entertainment  complex  in  Atlanta,  Georgia  (United  States  of  America).  The  entire  purchase

amount   of   $26   million   for   the   assets   has   no   firm  financing   commitment.  Additionally,   an

additional  amount  of  approximately $18  million  for renovations  would  need  to  be invested in  the hotel  and  entertainment  complex. The Company is  in  negotiations  with  various  parties to  finalize a  financing  package  for  this  project.  Should  the  Company  conclude  the  transaction  on  or  before

July  10,  2013,  those  amounts  paid  on  deposit  extension  will  be  credited  to  the  purchase  price.

Otherwise,  the  Company  will  lose  non-refundable  deposits  of  $750,000  of  which  $500,000  was paid up to March 31, 2013 and $250,000 subsequent to March 31, 2013.

Regarding current situation, subsequent to March 31, 2013, refer to Note 20.

18.

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

Earnings per share

Three-month period ended

March 31, 2013

March 31, 2012

Company posted

Net loss

Net loss

Basic weighted average shares outstanding

71,251,720

54,092,186

Dilutive effect of common stock equivalents

none

none

Dilutive weighted average shares outstanding

71,251,720

54,092,186

The   following   table   shows   the   number   of   stock   equivalents   that   were   excluded   from   the

computation of diluted earnings per share for the respective  period because the  effect would  have been anti-dilutive.

Three-month period

Three-month period

Earnings per share

ended

ended

March 31, 2013

March 31, 2012

Conversion feature loan to Aires International

10,818,437

---

Investment Inc.

Shares to Hans Rigendinger (retention bonus)

12,500,000

---

Options

10,000,000

---

Total

33,318,437

---

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

19.

RESTATEMENT

During  the  year  ended  December  31,  2012  the  Company  determined  that  the  interest  capitalized was  understated  in  the  quarter  ended  March  31,  2012.  The Company capitalized  interest  costs  on the  carrying  value  of  the  construction  in  progress  during  the  contraction  period  based  on  the

contractual   rate.   However,   interest   cost   as  defined   in   ASC   835-20  includes   stated   interest,

imputed  interest  (ASC  835-30),  and  interest  related  to  a  capital  lease  in  accordance  with  ASC

840-30, as well as amortization of discount, premium and issue costs on debt.

Management  has  concluded  that  the  impact  of  the  error  is  not  material  to  the  previously  filed quarterly report for the quarter ended March 31, 2012 and therefore has not filed any amendments to  this  quarter.  The  table  below  summarizes  the  impact  of  the  restatement,  which  has  been reflected in the quarterly report for the period ended March 31, 2013:

Quarter to date

Period ended March 31

2012

2012

as reported

as restated

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

March 31, 2013

20.

SUBSEQUENT EVENTS

Management has evaluated subsequent events after the balance sheet date, through the issuance of the financial statements, for appropriate accounting and disclosure. The Company has determined that  there  were  no  such  events  that  warrant  disclosure  or  recognition  in  the  financial  statements,

except for the below:

Hotel Project Atlanta

The  Company  has  not  been  able  to  complete  a  financing  package  for  this  project  up  to  July  10,

2013  and  has  concluded  on  July  30,  2013  a  new  agreement.  The  Company  is  requested  to  pay another  deposit  of  $250,000  up  to  August  16,  2013.  Therefore,  the  Company  was  able  to  extend the deadline to finalize a financing package up to September 30, 2013. Additionally the Company bears  taxes  of  the  counterparty  for  the  tax  year  2013  of  approximately  $573,932.  Therefore  the

Company is requested to pay directly to the counterparty on or before August 30, 2013 $579,932.

The  Company  has  neither  remitted  the  additional  deposit  of  $250,000  nor  paid  the  counterparty the taxes on the property for the tax year 2013.

Since the Company has not been able to conclude a financing package as of date of this report the

Company is in default and will lose all deposits (including taxes paid for the counterparty) of

$1,329,932 of which $500,000 was paid up to March 31, 2013 and another $250,000 on June 10,

2013, if the Company is not able to extend the deadline.

EUR Bond Offering

The  Company  initiated  a  EUR  bond  offering  on  December  1,  2010  of  up  to  EUR  25,000,000  in

units of EUR 1,000 that bear 8.25 % interest per annum payable each November 30 over the term of the bonds due November 30, 2013.

A  cumulative  amount  of  EUR  9.45  million  ($12.1  million)  has  been  realized  by  the  Company from the initial date up to the date of this filing.

CHF Bond Offering

The  Company  initiated  a  CHF  bond  offering  on  September  1,  2011  of  up  to  CHF  15,000,000  in

units of CHF 50,000 that bear 7.25 % interest per annum payable each August 31 over the term of the bonds due August 31, 2015.

A  cumulative  amount  of  CHF  5.60  million  ($5.85  million)  has  been  realized  by  the  Company from the initial date up to the date of this filing.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

20.

SUBSEQUENT EVENTS – Continued

Intention to purchase two additional concession properties at Polo Papagayo, Guanacaste

During the 2nd Quarter of 2013 the Company entered into a new, revised agreement regarding the purchase  of  two  additional  concession  properties  at  Polo  Papagayo,  Guanacaste.  The  original contract  (refer  to  Note  15)  has  been  cancelled  and  replaced  by a  new contract  which  includes the following clauses:

—     The Company has paid approximately $1,669,000 as of the date of this report which is refundable.

—     The  total  purchase  price  is  $17,500,000  and  the  remaining  balance  as  of  the  date  of  this  report  is

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

—     The payment schedule for these two additional concession properties at Polo Papagayo

Guanacaste is as hereinafter:

Third Party

—     $300,000 on May 4, 2013 which was paid on May 3, 2013 and is non-refundable

—     $1,000,000 on June 30, 2013, which is refundable and has not been paid as of the date of this report

—     $1,000,000 on July 31, 2013, which is refundable and has not been paid as of the date of this report

—     $1,000,000 on August 31, 2013 which is refundable and has not been paid as of the date of this report

—     $1,500,000 on September 30, 2013, which is refundable and has not been paid as the date of this report

—     $1,500,000 on October 31, 2013, which is refundable

—     $1,700,000 on November 30, 2013, which is refundable

$8,000,000 in total to Third Party

Original Seller

—     $1,000,000 on January 31, 2014 and is non-refundable

—     $1,000,000 on February 28, 2014 and is non-refundable

—     $1,000,000 on March 31, 2014 and is non-refundable

—     $1,000,000 on April 30, 2014 and is non-refundable

—     $1,000,000 on May 31, 2014 and is non-refundable

—     $1,000,000 on June 30, 2014 and is non-refundable

—     $1,000,000 on July 31, 2014 and is non-refundable

—     $1,130,000 on August 31, 2014 and is non-refundable

$8, 130,000 in total to Original Seller

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

March 31, 2013

20.

SUBSEQUENT EVENTS – Continued

Loan Aires International Investment Inc.

As  described  in Note  8,  the  Company is  still  negotiating  with  Aires  International  Investment  Inc.

a  revised  conversion  option for  their loan.  Despite  of this  fact Aires  International Investment  Inc.

has paid additional amounts to the Company since March 31, 2013.

As  of  the  date  of  this  report  the  Company  has  borrowed  CHF  23.82  million  (approximately

$23.56 million) from Aires.

New Entity

The Company founded on June 26, 2013 a wholly owned new subsidiary in the United States.

—     Name:

Profunda Capital Partners LLC

—     Incorporated:

State of Nevada, United States

—     Manager:

Josef Mettler / Hans Rigendinger

Issuances of securities

On  July 4,  2013,  the  Company authorized  the  issuance  of  5,000,000  shares  of  restricted  common shares to Josef Mettler valued at Fair  Value at the corresponding date. Additionally the  Company granted  12,000,000  options  of  common  stock  of  the  Company  as  of  July  4,  2013  to  Josef

Mettler.  These  Options  shall  be  exercisable  in  three  portions  at  an  exercise  price  of  $0.05  as following:

3,000,000 options

On the date that the Company or one of its subsidiaries

completes a bridge financing prior to completion of the

main financing anticipated for the development of the

Paradsius Papagayo Bay.

4,000,000 options

On the date that the Company or one of its subsidiaries

completes a financing for the development of the

Paradsius Papagayo Bay.

5,000,000 options

On the date that Paradisus (Sol Meliá S.A.) assumes

management responsibilities for the Paradisus Papagayo

Bay.

These  issuances  of  securities  are  in  relation  with  a  new  employment  contract  concluded  between

Josef  Mettler  and  the  Company  on  July 4,  2013.  This  employment  contract  includes  a  retention award  of  3,000,000  restricted  common  shares  of  the  Company  as  of  each  annual  anniversary  of the employment contract, as well as an annual base salary of $144,000.

On  July 3,  2013,  the  Company authorized  the  issuance  of  3,000,000  shares  of  restricted  common shares to Dr. Roessler, valued at Fair Value at the corresponding date, in relation with his election as board member of the Company.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

20.

SUBSEQUENT EVENTS – Continued

OPENING DATE “Paradisius Papagayo Bay Resort & Luxury Villas”

The  official  opening  of  the  “Paradisius  Papagayo  Bay  Resort  &  Luxury  Villas”  will  be  delayed

by  a   few  months  due  to  geological  difficulties  during  earthwork  operations  in  August   and

September 2013. Due to these geological difficulties some rock demolition became necessary. On

September  6,  2013  the  Company  has  achieved  an  agreement  in  good  understanding  with  Sol

Meliá,  S.A.  (“5th  addendum  to  the  management  agreement  of  March  8,  2011”)  to  postpone  the opening date as follows:

—     The construction of the “Paradisius” will be completed by July 1, 2015

—     Should the “Paradisius” not be completed by July 1, 2015, (subject to force majeure)

and should an extension date not be agreed, subsequent to July 1, 2015, the Company will be obligated to pay Sol Meliá, S.A.  a daily amount of $2,000 as liquidated damages

—     Should the Company be unable to complete the construction of the “Paradisius” by

October 1, 2015, Sol Meliá, S.A. can terminate the management agreement obligating the Company to compensate Sol Meliá, S.A. in the amount of $5,000,000 unless the respective parties agree to extend such date.

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

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes hereto included in this report. All information presented herein is based on our three month periods ended March 31, 2013 and March 31, 2012. Our fiscal year end is December 31.

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

Initial Development

Our initial real estate development, to be constructed on 20.5 hectares of prime land located in

Guanacaste Province, Costa Rica, is the Paradisus Papagayo Bay Resort & Luxury Villas, a five star luxury hotel scheduled to open in July 2015 subject to requisite financing.

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

Management

Overall project development is lead by Josef Mettler, our chief executive officer, Charles Fessel, project director Paradisus Papagayo Bay Resort & Luxury Villas, Hans Rigendinger, our chief operating officer and Ernst Rosenberger, the Company’s corporate controller. The lead architect is Ossenbach, Pendones &

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

Additional Concession Properties

On April 20, 2012, SunVesta AG entered into an agreement with Meridian IBG (“Meridian”) to purchase two additional concession properties in Polo Papagayo, Gunacaste with a total surface of approximately

230,000 square meters, on terms, for a total of $22,895,806. The agreement with Meridian was amended on November 13, 2012 to do away with the agreed equity payment, decrease the total purchase price to

$17.2 million and to provide that all payments for the purchase of the property were refundable in the event SunVesta AG determines not to complete the purchase. SunVesta AG had paid down-payments of approximately $1,400,000 as of March 31, 2013.

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

Third Party

—    $300,000 on May 4, 2013 which was paid on May 7, 2013 and is non-refundable

—    $1,000,000 on June 30, 2013, which is refundable and has not been paid as of the date of this report

—    $1,000,000 on July 31, 2013, which is refundable and has not been paid as of the date of this report

—    $1,000,000 on August 31, 2013, which is refundable and has not been paid as of the date of this report

—    $1,500,000 on September 30, 2013, which is refundable

—    $1,500,000 on October 31, 2013, which is refundable

—    $1,700,000 on November 30, 2013, which is refundable

$8,000,000 in total to Third Party

Original Seller

—    $1,000,000 on January 31, 2014

—    $1,000,000 on February 28, 2014

—    $1,000,000 on March 31, 2014

—    $1,000,000 on April 30, 2014

—    $1,000,000 on May 31, 2014

—    $1,000,000 on June 30, 2014

—    $1,000,000 on July 31, 2014

—    $1,130,000 on August 31, 2014

$8,130,000 in total to Original Seller

Should SunVesta AG be able to meet the payments due to the third party in advance of the required payment dates, the new agreement provides for certain discounts against the amount to be paid to

Meridian based on a sliding scale determined as of the full satisfaction date. SunVesta AG has not made the required June and July payments to the third party as of the filing date of this report.

Hotel and Entertainment Complex (Atlanta, Georgia, U.S.A)

On September 19, 2012, SunVesta AG entered into an agreement with Fundus America (Atlanta) Limited

Partnership (“Fundus”) to purchase a hotel and entertainment complex in Atlanta, Georgia, U.S.A. for

$26 million. An additional $18 million for renovations would be required to remediate the hotel and entertainment complex. The Company entered into a series of negotiations with various parties to finalize a financing package for this project but was unable to procure such financing. On February 6, 2013

SunVesta paid $250,000 to Fundus. A second amendment and reinstatement agreement was entered into on March 12, 2013, pursuant to which SunVesta AG remitted an additional non-refundable closing extension fee in the amount of $250,000 to extend the closing date for the transaction to April 1, 2013.

Subsequent to period end, on May 17, 2013, SunVesta AG entered into a third amendment and reinstatement agreement pursuant to which it remitted an additional non-refundable closing extension fee in the amount of $250,000 in order to extend the closing date for the transaction to July 10, 2013. A fourth amendment and reinstatement agreement was entered into on July 30, 2013, pursuant to which

SunVesta was required to remit another deposit of $250,000 on or before August 16, 2013 and to pay the taxes on the property in the amount of $573,932 by August 30, 2013 in order to extend the closing date to

September 30, 2013. SunVesta AG did not remit the additional deposit of $250,000 nor did SunVesta pay the taxes due on the property as required by the fourth amendment. Should SunVesta either determine not to close the purchase or not be able to finance the transaction, said amounts remitted are to be considered earned by Fundus and definitely non-refundable to SunVesta AG. Should SunVesta be able to finance all above mentioned amounts, with exception of the taxes, would be offset against the total purchase price of

$26 million.

Finance

The anticipated completion of the Paradisus Papagayo Bay Resort & Luxury Villas in November of 2014

will require a total investment of approximately $180 million of which approximately $28 million has been expended as of March 31, 2013. We expect to realize a minimum of $80 million in new funding over the next twelve months, though our actual financing requirements may be adjusted to suit that amount realized, and an additional $72 million in funding by the time the development is completed. New funding over the next twelve months is expected to be raised from debt financing through bonds,

construction financing, or shareholder loans, equity placements and, if deemed necessary, the guaranty agreement as described herein.

SunVesta AG, our wholly owned subsidiary recently completed the offering of fixed-income Euro denominated bonds and continues to offer fixed income CHF denominated bonds up to an aggregate amount of CHF 15,000,000 to fund the initial development of the Paradisus Papagayo Bay Resort &

Luxury Villas project.

The Euro bonds are unsecured, have a three year term, bear interest at 8.25% per annum payable each

November 30 over the term due November 30, 2013. SunVesta AG has raised $14,834,783 in connection with the Euro bond offering of which $2,649,073 had been repaid as of March 31, 2013.

The CHF bonds are unsecured, have a three year term, bear interest at 7.25% per annum payable each

August 31 over the term due August 31, 2015. SunVesta AG has raised $ 7,488,871 of which $ 1,474,823 have been repaid as of March 31, 2013, in connection with the CHF bond offering.

On July 27, 2011, SunVesta AG entered into a line of credit agreement with Aires International

Investment, Inc. (“Aires”), a company owned by a board member of SunVesta AG, which was subsequently amended on May 11, 2012 and June 21, 2012 to include the following provisions:

—   the lender grants the Company a terminable, interest bearing and non-secured loan in the maximum amount of CHF 10,000,000.

—  the conversion right granted in the original contract to convert the balance of the line of credit into 10% ownership interest in Rich Land was cancelled.

—  Once the entire amount of CHF 10,000,000 has been drawn down, Aires now has the right to convert its entire loan of CHF 10,000,000 into 20% shares of  SunVesta Inc. (instead of

Richland) whereas 20% shares reflect the number of shares at the time when the entire amount of CHF 10,000,000 has been drawn down.

—  the repayment of the line of credit is due on September 30, 2015, until such time Aires can exercise its conversion option.

—  CHF 10,000,000 of this line of credit is subordinated in favour of other creditors.

—  the interest rate is 7.25% and interest is due on September 30 of each year.

SunVesta AG loaned approximately $6,567,000 against the line of credit for the three month period ended

March 31, 2013, and approximately $10,407,000 as of December 31, 2012, for a total of approximately

$16,974,000 as of March 31, 2013. SunVesta AG had loaned approximately $23,560,000 against the

Aires line of credit as of the filing date of this report.

Since surpassing the maximum amount permitted under the line of credit, SunVesta AG and Aires have been in discussions in connection with a revised conversion option for that amount due. A conversion option to replace the one vested according to prior agreement contemplates the conversion of that amount due to Aires into preferred Company shares with a fixed interest payment with the option to convert into common Company shares at a discount to market within a limited time frame. No agreement has yet been reached.

During the second half of 2012 up to the current three month period, SunVesta AG entered into a series of interest free loans with Dr. Max Roessler, a director of the Company and a principal of Aires. The loans were originally due either on predetermined dates or on demand, in cash or in a fixed number of shares of certain publically traded entities. Since the predetermined due dates have now passed the loans have been extended by verbal agreement on undetermined terms, as follows:

Loan Date

Amount

Shares

Public Entity

June 7, 2012

$

1,733,000

10,000    Intershop Holding AG

July 24, 2012

$

446,000

10,000    Schindler Holding AG

August 8, 2012

$

383,000

700    Zug Estates Holding AG

March 1, 2013

$

50,000

52,500    Datewyler Holding AG

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

Timeline

Our expected timeline for developing the Paradisus Papagayo Bay Resort & Luxury Villas is as follows:

—     complete architectural plans in the 3th quarter of 2013

—     commence onsite (Altos del Risco property) earthwork in the 2nd quarter of 2013

—     obtain final building permits in the 3rd quarter of 2013

—     secure construction loan in the 4th quarter of 2013

—     commence onsite vertical construction in the 4th quarter of 2013

—     complete construction in the 1st quarter of 2015

—     Handover to Sol Meliá on July 1st of 2015

Results of Operations

During the three month period ended March 31, 2013, our operations were focused on (i) completing the purchase of an additional 12 hectares contiguous with our existing property in Guanacaste Province,

Costa Rica in connection with the development of the Paradisus Papagayo Bay Resort & Luxury Villas;

(ii) appointing Mr. Rigendinger to the board of directors and engaging him as chief operating officer; (iii)

obtaining building permits for the development of the Paradisus Papagayo Bay Resort & Luxury Villas

property; (iv) commencing earth work excavations on the Paradisus Papagayo Bay Resort & Luxury

Villas property; (v) discussions with prospective project development partners; (vi) pursuing additional debt and equity financing arrangements including a bond offering through SunVesta AG in Europe and loans from related parties; and (vii) repaying a portion of the Euro bonds outstanding.

The Company has been funded since inception from debt or equity placements and by shareholders or partners in the form of loans. All of the capital raised to date has been allocated to the development of the

Costa Rican property including the purchase of the land and general and administrative costs.

Comprehensive Losses

For the period from the date of inception of development stage on January 1, 2005, until March 31, 2013,

the Company had incurred comprehensive losses of $29,334,135. Comprehensive income for the three months ended March 31, 2013 were $533,810 as compared to a comprehensive loss of $1,907,300 for the three months ended March 31, 2012. The decrease in comprehensive losses - which resulted in a comprehensive income - over the comparative three month periods can be attributed to a gain of

$1,000,000 relating to a release of a prior period accrual to satisfy what was to be a penalty payable to  Sol

Meliá, S.A. based on the delayed purchase of the Paradisus Papagayo Bay Resort & Luxury Villas

property, and the gain on foreign currency translation of $1,281,405 from a loss of $802,775, which is due to volatility between Swiss Francs and US Dollars, and the related foreign currency translation difference on intercompany loans which is classified as a permanent investment and the translation of the balance sheet and results of operations of our foreign subsidiaries. These positive factors regarding comprehensive income have been offset partially due to an increase in general and administrative expenses to $1,304,957 from $971,627, of which a significant component was the additional payroll cost as a result of hiring new personnel and stock based compensation as a result of granting options and shares to our Chief Operating Officer and board member. Other contributing factors which partially offset the comprehensive income over the comparative three month periods ended March 31, 2013 and March

31, 2012, respectively, were an increase in interest expense to $426,656 from $280,995 due to maturing bond and credit line debt obligations, the amortization of debt issuance costs and commissions of $82,815 from a gain of $712, other losses of $27,032 from other gain of $14,053, the loss of $50,181 from zero,

due to an increase in the fair value of the conversion option associated with the Aires credit line and the decrease in interest income to $174 from $3,060 due to declining cash balances,

We did not generate revenue during this period and we expect to continue to incur losses through the year ended December 31, 2013.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry-forward and startup costs that will offset future operating profits.

Capital Expenditures

The Company expended a significant amount on capital expenditures for the period from January 1, 2005 to March 31, 2013, in connection with the purchase of land that includes a hotel concession in Costa Rica and expects to incur future cash outflows on capital expenditure as discussed in the "Liquidity and Capital

Resources" and the "Going Concern" paragraphs below.

Liquidity and Capital Resources

The Company has been in the development stage since inception and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

As of March 31, 2013, we had a working capital deficit of $20,592,095. We had current assets of

$525,837 and total assets of $35,450,942. Our current assets consisted of $178,990 in cash, $55,876 in other assets and $290,971 in receivables from related parties. Our total assets consisted of property and equipment of $30,610,366 (mainly land and capitalized project costs for Paradisus Papagayo Bay Resort

& Luxury Villas, net debt issuance costs of $1,464,576, down payments for property and equipment of

$1,869,836 and restricted cash of $980,327. We had current liabilities of $21,117,932 and total liabilities of $43,752,964. Our current liabilities consisted of $1,638,571 in accounts payable, $2,175,163 in accrued expenses, $2,000,000 in a note payable, $3,247,740 in notes payable to related parties and $12,056,458 in

Euro bond debt. Our total non-current liabilities consisted of CHF bond debt of $5,566,811, notes payable to related parties of $16,947,284, fair value conversion feature of $50,181 and pension liabilities of

$70,756.  Total stockholders’ deficit in the Company was $8,302,022  at March 31, 2013.

For the period from January 1, 2005 to March 31, 2013, net cash used in operating activities was

$18,898,440.

Net cash used in operating activities for the three months ended March 31, 2013, was $1,280,513 as compared to $1,171,550 for the three months ended March 31, 2012, which differences reflect the increase in general and administrative expenses and changes in working capital. Net cash used in operating activities in the current three month period is comprised of general and administrative expenses that include but are not limited to, personnel costs, accounting fees, consulting expenses, finder’s fees and professional fees, such as for auditing purposes and legal consultation, changes in other assets, accounts payable and accrued expenses. Net cash used in operating activities in the prior three month period can also be primarily attributed to general and administrative expenses and changes in other assets, accounts payable and accrued expenses.

We expect to use net cash in operating activities until such time as net losses transition to net income which transition is not anticipated until we complete the Paradisus Papagayo Bay Resort & Luxury Villas project.

For the period from January 1, 2005 to March 31, 2013, net cash used in investing activities was

$32,544,765.

Net cash used in investing activities for the three months ended March 31, 2013, was $4,033,361 as compared to $2,900,862 for the three months ended March 31, 2012. Net cash used in investing activities in the current three month period can be attributed to receivables from related parties, the purchase of property and equipment, down payments for property or equipment and restricted cash. Net cash used in investing activities in the prior three month period ended March 31, 2012 can be attributed to receivables from related parties, the purchase of property or equipment, down payments for property, offset by net cash provided by investing activities that can be attributed to short term investments.

We expect negative net cash in investing activities while in the process of developing the Paradisus

Papagayo Bay Resort & Luxury Villas and looking to additional projects.

For the period January 1, 2005 to March 31, 2013, net cash provided by financing activities was

$52,286,709.

Net cash provided by financing activities for the three months ended March 31, 2013, was $5,239,021  as compared to $3,733,750  for the three months ended March 31, 2012. Net cash provided by financing activities in the current three month period can be attributed to proceeds from notes payable to related parties and proceeds from SunVesta AG’s bond issuance, offset by the repayment of bonds and the payment of debt issuance costs. Net cash provided by financing activities in the prior three month period can be attributed to proceeds from notes payable to related parties, proceeds from SunVesta AG’s bond issuance and notes payable to related parties, offset by the payment of debt issuance costs.

We expect net cash flow provided by financing activities in future periods from those debt and equity infusions necessary to complete the development of the Paradisus Papagayo Bay Resort & Luxury Villas.

Management believes that our cash on hand in addition to short term related party loans and the guaranty agreement in place as described in the going concern paragraph below are sufficient for us to conduct operations over the next twelve months. Current debt financing efforts consist of a CHF bond offering in progress, and short term related party loans that have permitted us to draw capital as necessary to meet ongoing operational requirements. The Company has, as of the date of this filing, realized on a net basis approximately $18,200,000 through its Euro and CHF bond offerings, drawn down approximately

$23,560,448 against the line of credit with Aires, a related party and borrowed on a short term basis approximately $2,611,034 from Dr. Roessler, a related party.

We had no lines of credit or other bank financing arrangements as of March 31, 2013 other than that in place with Aires. Since SunVesta AG has borrowed approximately $13 million in excess of that anticipated by the line of credit agreement, the Company expects that this debt facility is exhausted.

We have commitments for executed purchase orders and agreements in the amount of $30 million as of

March 31, 2013, in connection with the development of the Paradisus Papagayo Bay Resort & Luxury

Villas, which commitments are included in the required financing of $180 million to complete the project.

Most material commitments were not contractually agreed as of the end of the period.

The firth addendum (dated September 6, 2013) to the management agreement with Sol Meliá stipulates that should the completion of the construction not occur by July 1, 2015, and should an extension date not be agreed, subsequent to July 1, 2015, Sol Meliá will be entitled to receive a daily amount of $2,000 as liquidated damages. Should the completion of the construction not occur by October 1, 2015 Sol Meliá

will be entitled to terminate the management agreement and to receive a termination amount of $5 million unless the parties agree in writing to extend such date.

We have cancellable commitments that are not included in the required financing for the development of the Paradisus Papagayo Bay Resort & Luxury Villas of approximately $41.6 million including approximately $15.8 million to third parties for the purchase of two additional concession properties in

Polo Papagayo, Guanacaste, Costa Rica and approximately $25.8 million to Fundus for the purchase of a hotel and entertainment complex in Atlanta, Georgia, U.S.A and the payment of property taxes.

We maintain a defined benefit plan that covers all of our Swiss employees and have an employment agreement with our chief executive officer and chief financial officer as of March 31, 2013.

We have no current plans for significant purchases or sales of plant or equipment, except in connection with the planned construction of the Paradisus Papagayo Bay Resort & Luxury Villas and discussed above.

We have no current plans to make any changes in the number of our employees as of March 31, 2013.

Future Financings

We will continue to rely on debt or equity sales of our shares of common stock to fund our business operations and may rely on a guaranty agreement to bridge traditional financing for the Paradisus

Papagayo Bay Resort & Luxury Villas.

Off-Balance Sheet Arrangements

As of March 31, 2013, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition,

revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

$

180,000,000

Sixty percent (60%) of “Net Project Cost is expected to be financed by traditional mortgage loans, for which negotiations have been initiated. The remaining forty percent (40%) of the “Net Project Cost”, as well as non-recuperated overhead expenses are expected to be financed by the main shareholders of the project, i.e. Zypam Ltd., shareholder, Mr. Hans Rigendinger, shareholder, director and officer, Mr. Max

Roessler, shareholder, director and majority shareholder of Aires, Mr. Josef Mettler, shareholder, director and officer.

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

Based on this guaranty agreement, management therefore believes that available funds are sufficient to finance cash flows for the twelve months subsequent to March 31, 2013 and the filing date though future anticipated cash outflows for investing activities will continue to depend on the availability of financing and can be adjusted as necessary.

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

Changes in Internal Control over Financial Reporting

During the period ended March 31, 2013, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.

RISK FACTORS

Not required of smaller reporting companies.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 3, 2013, the Company authorized the issuance of 3,000,000 shares of restricted common shares,

valued at $0.05 a share to Max Roessler in connection his appointment to the board of directors on even date in reliance upon the exemptions from registration provided by Section 4(2) and Regulation S of the

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

On July 4, 2013, the Company authorized the issuance of 5,000,000 shares of restricted common shares,

valued at $0.07 a share, and granted 12,000,000 stock options from the SunVesta, Inc. 2013 Stock Option

Plan, that vest in three parts on the satisfaction of certain criteria tied to the development of the Paradisus

Papagayo Bay Resort & Luxury Villas, to Josef Mettler in connection his employment agreement of even date in reliance upon the exemptions from registration provided by Section 4(2) and Regulation S of the

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

On January 1, 2013, the Company authorized the issuance of 3,500,000 shares of restricted common shares, valued at $0.08 a share, and granted 10,000,000 stock options from the SunVesta, Inc. 2013 Stock

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

MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page

50 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant  to  the  requirements  of  the  Securities  Exchange  Act  of  1934,  the  registrant  has  duly  caused  this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SunVesta, Inc.

Date

/s/ Josef Mettler

October 10, 2013

Josef Mettler

Chief Executive Officer, Chief Financial Officer,

Principal Accounting Officer and Director

/s/ Hans Rigendinger

October 10, 2013

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

10.8*

Employment Agreement dated January 1, 2013 between the Company and Hans Rigendinger

(incorporated by reference to the Form 8-K filed with the Commission on February 4, 2013.

10.9

Employment Agreement dated July 4, 2013 between the Company and Josef Mettler.

14*

Code of Ethics adopted March 1, 2004 (incorporated by reference from the 10-KSB filed with the

Commission on April 14, 2004).

21*

Subsidiaries of the Company (incorporated by reference from the Form 10-K filed with the

Commission on June 20, 2013).

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

99

SunVesta, Inc. 2013 Stock Option Plan

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

50