Form 10-Q
period 2013-06-30
SUNVESTA, INC.
filed 2013-11-25
CIK 1060409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013.

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

Act). Yes ☐ No ☑

Indicate  the  number  of  shares  outstanding  of  each  of  the  issuer’s  classes  of  common  stock,  as  of  the  latest practicable  date.  The  number  of  shares  outstanding  of  the  issuer’s  common  stock,  $0.01  par  value  (the  only class of voting stock), at November 25, 2013, was 83,541,600.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Consolidated Balance Sheets as of June 30, 2013 (Unaudited)  and December 31,

4

2012

Unaudited  Consolidated Statements of Operations and Comprehensive Loss for the

5

three and six months ended June 30, 2013 and June 30, 2012 and cumulative amounts

Unaudited  Consolidated Statements of  Stockholders’ Equity (Deficit)

6

Unaudited  Consolidated Statements of Cash Flows for the six months ended June

7

30, 2013 and June 30, 2012 and cumulative amounts

Notes to Unaudited  Consolidated Financial Statements

8

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of

36

Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

48

Item 4.

Controls and Procedures

48

PART II-OTHER INFORMATION

Item 1.

Legal Proceedings

49

Item 1A.

Risk Factors

49

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

49

Item 3.

Defaults Upon Senior Securities

49

Item 4.

Mine Safety Disclosures

50

Item 5.

Other Information

50

Item 6.

Exhibits

50

Signatures

51

Index to Exhibits

52

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

SUNVESTA, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

June 30, 2013

December 31, 2012

(Unaudited)

Assets

Current assets

Cash and cash equivalents

$

200,926     $

260,520

Other assets

44,300

39,238

Receivable from related parties

656,057

-

Total current assets

901,283

299,758

Non-current assets

Property and equipment - net

33,967,228

16,799,540

Deposits related to construction work

507,000

-

Debt issuance costs - net

1,269,049

1,649,216

Down payment for property and equipment

2,419,841

10,320,144

Restricted cash

1,663,497

241,500

Total non-current assets

39,826,615

29,010,400

Total assets

$

40,727,898

29,310,158

Liabilities and stockholders' equity (deficit)

Current liabilities

Accounts payable

2,158,005

827,102

Accrued expenses

2,481,850

3,868,914

Note payable

2,010,196

-

Notes payable to related parties

1,519,538

3,432,064

EUR-Bond

12,296,830

14,216,707

Total current liabilities

20,466,419

22,344,787

Non-current liabilities

CHF-Bond

5,626,997

5,689,364

Notes payable to related parties

24,919,934

11,125,741

Fair value of conversion feature

13,874

-

Pension liabilities

71,117

74,075

Total non-current liabilities

30,631,922

16,889,180

Total liabilities

51,098,341

39,233,967

Stockholders' equity (deficit)

Preferred stock, $0.01 par value;

50,000,000 share authorized no shares issued

and outstanding

-

-

Common stock, $0.01 par value;

200,000,000 shares authorized; 75,541,600 and

54,092,186 shares issued and outstanding

755,416

540,922

Additional paid-in capital

20,409,850

19,446,367

Accumulated other comprehensive gain/loss

78,880

(1,102,408)

Retained earnings prior to development stage

1,602

1,602

Deficit accumulated during the development stage

(31,592,436)

(28,786,537)

Treasury stock, 157,220 and 157,220 shares

(23,755)

(23,755)

Total stockholders' equity (deficit)

(10,370,443)

(9,923,809)

Total liabilities and stockholders' equity (deficit)     $

40,727,898

29,310,158

SUNVESTA, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three months ended June 30,

Six months ended June 30,

Cumulative

2013

2012

2013

2012

amounts*

(Unaudited)

(Unaudited

& restated)

(Unaudited)

(Unaudited

& restated)

(Unaudited)

Revenues

Revenues, net

$

-

-

-

-

-

Cost of revenues

-

-

-

-

-

Gross profit

-

-

-

-

-

Operating expenses

General and administrative expenses

$    (1,194,746)

(1,483,795)

(2,499,703)

(2,455,423)

(23,708,960)

Sales and marketing

-

-

-

-

(480,872)

Impairment on property and equipment

-

-

-

-

(1,311,000)

Release of accrual for penalty to Mélia

Hotels & Resorts

-

-

1,000,000

-

1,000,000

Total operating expenses

(1,194,746)

(1,483,795)

(1,499,703)

(2,455,423)

(24,500,832)

Loss from operations

$    (1,194,746)

(1,483,795)

(1,499,703)

(2,455,423)

(24,500,832)

Other income / - expenses

Loss on disposals of assets

$

-

-

-

-

(3,258)

Loss on sale of investments

-

-

-

-

(1,137,158)

Loss on extinguishment of debt

-

-

-

-

(1,806,758)

Interest income

6,562

4,030

6,736

7,089

174,703

Interest expense

(609,356)

(349,758)

(1,036,012)

(630,753)

(3,510,995)

Amortization of debt issuance costs and

commissions

(50,990)

(140,747)

(133,805)

(140,035)

(938,043)

Exchange differences

(231,931)

37,615

(88,059)

167,887

287,998

Change in fair value of conversion feature

36,307

-

(13,874)

-

(13,874)

Other income / - expenses

(14,149)

(441)

(41,181)

13,612

(4,082)

Total other income / - expenses

$

(863,557)

(449,302)

(1,306,195)

(582,200)

(6,951,467)

Loss before income taxes

$    (2,058,303)

(1,933,097)

(2,805,898)

(3,037,622)

(31,452,299)

Income Taxes

-

(140,136)

-

(140,136)

(140,136)

Net loss

$    (2,058,303)

(2,073,233)

(2,805,898)

(3,177,758)

(31,592,435)

Comprehensive loss

Foreign currency translation

(100,118)

1,218,211

1,181,288

415,436

99,880

Comprehensive loss

$    (2,158,421)

(855,022)

(1,624,610)

(2,762,322)

(31,492,555)

Loss per common share

Basic and diluted

$

(0.03)

(0.04)

(0.04)

(0.06)

Weighted average common shares

Basic and diluted

75,541,600

54,092,186

73,396,661

54,092,186

* Cumulative amounts: January 1, 2005 (date of inception) to June 30, 2013

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

January 1, 2005 (Date of Inception) to June 30, 2013

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

-

-

-

-

(2,805,898)

-

(2,805,898)

Translation adjustments

-

-

1,181,288

-

-

-

1,181,288

Issuance of stock for compensation

35,000

425,000

-

-

-

-

460,000

Issuance of stock for debt

179,494

538,483

-

-

-

-

717,977

June 30, 2013

$

755,416      $

20,409,850      $

78,880      $

1,602      $

(31,592,435)      $

(23,755)

$

(10,370,443)

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

January 1 to

January 1 to

Cumulative

June 30,  2013

June 30, 2012

Amounts*

(Unaudited &

(Unaudited)

restated)

(Unaudited)

Cash flows from operating activities

Net loss

$

(2,805,899)

(3,177,758)

(31,592,436)

Adjustments to reconcile net loss to net cash

Depreciation and amortization

20,158

22,443

340,243

Other income / expenses

-

(60,701)

(60,700)

Release of accrual for penalty to Mélia Hotels & Resorts

(1,000,000)

-

(1,000,000)

Impairment of properties and equipment

-

-

1,311,000

Amortization of debt issuance cost and commissions

133,805

140,035

945,741

Stock compensation expense

460,000

-

1,285,245

Unrealized  exchange differences

88,059

(167,887)

(287,998)

Loss on securities acquired as deposit on stock

-

-

1,008,324

Loss on disposal of assets

-

-

3,258

Loss on extinguishment of debt

-

-

1,806,758

Change in fair value of conversion feature

13,874

-

13,874

Increase in pension fund commitments

(2,958)

9,331

71,117

Increase / decrease in:

Other current assets

(5,063)

(29,679)

(54,940)

Accounts payable

1,330,903

64,972

2,693,822

Accrued expenses

(387,064)

946,012

3,744,580

Net cash used in operating activities

(2,154,185)

(2,253,232)

(19,772,112)

Cash flows from investing activities

Proceeds from securities available-for-sale

-

-

1,740,381

Short term investments

-

75,000

-

Other receivables from related parties

(618,658)

(1,593,773)

(2,790,992)

Purchase of property and equipment

(2,838,969)

(2,067,945)

(20,606,777)

Deposits related to construction

(507,000)

-

(507,000)

Down payments for property and equipment

(2,800,045)

(3,969,955)

(12,870,188)

Other non-current assets

-

-

(241,500)

Restricted cash

(1,421,827)

-

(1,421,827)

Net cash used in investing activities

(8,186,499)

(7,556,673)

(36,697,903)

Cash flows from financing activities

Net proceeds from deposit on stock

-

-

3,664,417

Proceeds from stock issuance

-

-

300,000

Proceeds from notes payable related parties

12,470,718

6,981,853

39,690,439

Repayment of notes payable related parties

-

-

(778,243)

Advances from third parties

-

-

700,000

Note payable

-

-

(714,819)

Proceeds from bond issuance, net of commissions

953,277

3,286,050

22,376,078

Repayments of bonds

(2,701,497)

-

(4,176,320)

Payment for debt issuance costs

(445,630)

(801,671)

(3,713,241)

Purchase of treasury stock

-

-

(23,755)

Net cash provided by financing activities

10,276,868

9,466,232

57,324,556

Effect of exchange rate changes

4,222

56,036

(654,170)

Net increase / - decrease in cash

(59,594)

(287,637)

200,371

Cash, beginning of period

260,520

505,500

555

Cash, end of period

$

200,926

217,863

200,926

Additional Information

- Interest paid

-

84,000

- Interest taxes paid

-

-

- Conversion of note payable to Mr. Rigendinger to stockholders' equity (non-cash)

717,977

-

- Purchase of property and equipment through a note payable (non-cash)

2,000,000

-

- Reclassification of down payment for property and equipment to property and equipment

10,200,000

-

- Capitalized interest and debt issuance costs for construction (non-cash)

824,000

421,000

- Reclassification loan from Dr. M. Roessler to AIRES loan

1,740,796

-

* Cumulative amounts: January 1, 2005 (date of inception) to June 30, 2013

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

1.

CORPORATE INFORMATION AND BASIS OF PREPARATION

On  August  27,  2007,  SunVesta  Inc.  (SunVesta)  acquired  SunVesta  Holding  AG  (SunVesta  AG)

(collectively  the  Company).   SunVesta  AG  has  as  of  today  five  wholly-owned  subsidiaries:

SunVesta  Projects  and  Management  AG,  a  Swiss  company;  Rich  Land  Investments  Limitada,  a

Costa  Rican  company  (Rich  Land);  SunVesta  Costa  Rica  Limitada,  a  Costa  Rican  company,

Altos  del  Risco  SA,  a  costa  Rican  Company  (AdR)  and  Profunda  Capital  Partners  LLC,  a  US

company. Profunda Capital Partners LLC has been incorporated within the actual quarter.

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

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

2.

SIGNIFICANT ACCOUNTING POLICIES

New accounting standards – adopted

In  February  2013,  the  FASB  released  ASU  2013-02  —  Accounting  Standards  Update  2013-02,

Comprehensive  Income  (Topic  220):  Reporting  of  Amounts  Reclassified  out  of  Accumulated

Other  Comprehensive  Income.  This  Update  was  issued  to  end  the  deferral  of  new  presentation requirements  for  reclassifications  out  of  accumulated  other  comprehensive  income  (required  by

ASU  2011-05  and  subsequently  deferred  by  ASU  2011-12)  and  to  resolve  certain  cost/benefit concerns  related  to  reporting  reclassification  adjustments.  This Update  provides  entities  with  two basic options for reporting the  effect of significant reclassifications — either  1) on the face  of the statement where net income is resented or 2) as a separate footnote disclosure. Public entities will report reclassifications in both annual and interim periods,  while private entities are only required

to   report   them   in   annual   financial   statements.   Under   option   1,   the   effect   of   significant

reclassifications  is  presented  parenthetically by component of OCI on the respective  line items of net  income.  Examples  of  OCI  components  include  cash  flow  hedges,  unrealized  gains  and  losses

on    certain    marketable    securities,    pension    adjustments    and    foreign    currency   translation

adjustments.  Entities  must  also  parenthetically  report  the  aggregate  tax  effect  of  reclassifications in  the  income  tax  expense  (benefit)  line  item.  Under  option  2,  the  significant  amounts  of  each component  of  OCI  must  be  presented  in  a  single  footnote.  Pre-  and  net  of-  tax  presentations  are both  acceptable.  For  reclassifications  that  are  recorded  entirely in  net  income  (e.g.,  the  gain  on  s

ale   of   an   available   for   sale   security),   the   income   statement   line   item   affected   by   the

reclassification  must  be  identified.  For  any  reclassification  that  is  not  recorded  entirely  in  net income  (e.g.,  pens  ion  cost  capitalized  in  inventory),  a  cross  -reference  must  be  provided  to  the footnote  where  additional  information  can  be  found  (e.g.,  a  cross  -reference  to  the  pens  ion

footnote).   The   adoption   did   not   materially   impact   the   Company’s   consolidated   financial

statements.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

3.

GOING CONCERN

The Company is currently working on building a hotel in the Papagayo Gulf Tourism Project area of Guanacaste, Costa Rica.

The  project  is  expected  to  open  in  the  third  quarter  of  2015  (see  also  Note  18).  Until  the completion of the project, the following expenditures are estimated to be incurred:

Expenditures

USD

a.     Gross project cost

195,000,000

b.     Less: Proceeds from sale of villas

(24,000,000)

c.     Net project cost

171,000,000

d.     Overhead expenses

21,000,000

e.     Less: Recuperated in gross project cost

(12,000,000)

f

Total, excluding other potential projects

180,000,000

Sixty  percent  (60%)  of  the  “Net  project  cost”  is  going  to  be  financed  by  traditional  mortgage loans,  for  which  negotiations  have  been  initiated.  The  remaining  forty  percent  (40%  of  the  “Net project  cost”,  as  well  as  “non-recuperated  overhead  expenses”  are  going  to  be  financed  by  the main  shareholders  or  lenders  of  the  project,  i.e.  Zypam  Ltd.,  shareholder,  Mr.  Hans  Rigendinger,

shareholder, director and chief operating officer, Mr Max Roessler,  majority shareholder of Aires

International   Investment,   Inc.   and   director,   Mr   Josef   Mettler,   shareholder,   director,   chief

executive officer, chief financial officer and principal accounting officer.

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

Based  on  this  guaranty  agreement,  management  believes  that  available  funds  are  sufficient  to finance  cash  flows  for  the  twelve  months  subsequent  to  June  30,  2013  and  the  filing  date  though future anticipated cash outflows for investing activities will continue to depend on the availability of financing and can be adjusted as necessary.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

4.

CASH AND CASH EQUIVALENTS

Cash  and  Cash  equivalents  are  available  to  the  Company  without  any restriction  or  limitation  on withdrawal  and/or  use  of  these  funds.  The  Company’s  cash  equivalents  are  places  with  high credit  rated  financial  institutions.  The  carrying  amounts  of  these  assets  approximate  their  fair value.

Cash  and  cash

USD

EURO

CHF

Total

Total

equivalents

June 30, 2013     December 31, 2012

origin currency

70,693

8,496

113,654

-

-

in USD

70,693

11,019

119,214

200,926

260,520

5.

RESTRICTED CASH

As per June 30, 2013 the company has the following restricted cash positions:

Restricted Cash

June 30, 2013

December 31, 2012

$

$

Credit Suisse in favor of

BVK Personalvorsorge des Cantons Zurich

133,997

-

HSBC in favor of

Costa Rican Tourism Board

243,000

241,500

Banco Nacional de Costa Rica in favor of

Costa Rican Environmental Agency – SETENA

604,000

-

Banco Nacioanl de Costa Rica in favor of

Costa Rican Tourism Board

682,500

Gross

1,663,497

241,500

Restricted cash  positions  in favor  of  Costa Rican Tourism Board  and Costa Rican  Environmental

Agency – SETANA are related to the hotel project in Costa Rica and therefore their release is not expected  before  finalization  of  the  corresponding  project.  Due  to  this  fact  these  restricted  cash positions have been classified as long term.

The  restricted  cash  position  in  favor  of  BVK  Personalvorsorge  des  Cantons  Zurich  is  a  rental deposit  related  to  a  long  term  lease  contract  for  office  space.  Due  to  this  fact  this  restricted  cash position is also classified as long term.

The balances as of December 31, 2012 were reclassified to conform to the current presentation.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

6.

PROPERTY & EQUIPMENT

Property & equipment

June 30, 2013

December 31, 2012

$

$

Land

19,700,000

7,000,000

IT Equipment

185,846

185,846

Other equipment and furniture

285,901

284,901

Leasehold improvements

66,617

66,617

Construction in-process

14,078,804

9,591,958

Gross

34,317,168

17,129,322

Less accumulated depreciation

(349,940)

(329,782)

Net

33,967,228

16,799,540

Depreciation expenses for the period ended

June 30, 2013

20,158

31,350

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

For  both  properties  concession  extension  requests  have  been  filed  during  third  quarter  2013.

These extensions request have not been answered as of date of this report.

The  construction  in  process  amount  that  was  spent  up  to  June  30,  2013  is  represented  primarily by architectural work related to the hotel and apartments but also to some construction work.

Deposit related to construction work

During second quarter  2013  main earthmoving groundwork  has  started.  Due  to  this the Company paid  several  deposits  to  contractors.  These  deposits  will  be  offset  against  invoices,  which  the

Company  will  receive  for  construction  work.  As  per  June  30,  2013  the  Company  has  paid deposits of $507,000.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

6.

PROPERTY & EQUIPMENT - CONTINUED

Guaranty Retention

During second quarter  2013  main earthmoving groundwork  has  started.  Due  to  this the Company received  several  invoices  from  contractors.  The  Company  retained  some  amounts  related  to construction  work.  As  soon as  the  corresponding  work  is  officially accepted  by the  Company the guaranty retention  will  be  paid.  As  per  June  30,  2013  the  Company had  guaranty retention  in  the amount of $70,000, which is stated in accrued expenses.

7.

PLEDGES

June 30, 2013

December 31, 2012

Pledge of shares of Rich Land Investments Ltda.

0%

10%

in favor of Zypam Ltd. for Zypam Ltd's liabilities

(0 shares)

(1 share)

Pledge of shares of Rich Land Investments Ltda.

0%

20%

in favor of Meliá Hotels International for bonds

(0 shares)

(2 shares)

of EUR 2 million

The   Company   pledged   the   above   shares   as   part   of   the   bond   agreement   with   Meliá   and

corresponding  contracts  in  Zypam  Ltd.  During  the  six  months  ended  June  30,  2013  the  share pledges were released back to the Company due to the repayment of the bond due to Meliá and an amendment of the corresponding contracts with Zypam Ltd.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

8.

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

—    Level 3 Model-  derived  valuations  in  which  one  or  more  significant  inputs  or  significant value-drivers are unobservable.

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

As  of  June  30,  2013  and  December  31,  2012,  respectively,  there  are  no  financial  assets  or

liabilities   measured  on  a  recurring  basis  at   fair   value  with  the  exception  of  “fair   value  of

conversion option”.

In   addition   to   the   methods   and   assumptions   we   use   to   record   the   fair   value   of   financial

instruments  as  discussed  above,  we  used  the  following  methods  and  assumptions  to  estimate  the fair value of our financial instruments.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

8.

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

-      Stock price $0.07

-      Exercise price: $1.01

-      Expected term in years: 2.25 years

-      Volatility 80%

-      Annual Rate of quarterly dividends: 0%

-      Discount Rate: 0.459%

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

8.

FAIR VALUE MEASUREMENT - CONTINUED

The fair value of our financial instruments is presented in the table below:

June 30, 2013

December 31, 2012

Carrying

Fair Value

Carrying

Fair Value

Fair

Value

Amount

Reference

$

$

Amount

$

$

Levels

Cash and cash

equivalents

200,926

200,926

260,520

260,520

1

Note 4

Restricted cash

1,663,497

1,663,497

241,500

241,500

1

Note 5

Receivable from

related parties

656,057

656,057

-

-

1

Note 9

Accounts Payable

2,158,005

2,158,005

827,102

827,102

1

None

Notes payable

2,010,196

2,010,196

-

-

1

None

Notes payable to

related parties – other

(current)

36,153

36,153

149,328

149,328

3

Note 9

Notes payable to

related parties – Dr.

M. Roessler (current)

883,385

800,155

2,682,736

2,594,284

1

Note 9, 18

Notes payable to

related parties –

Rigendinger (current)

600,000

600,000

600,000

600,000

3

Note 9, 18

EUR-bond

12,296,830

12,296,830

14,216,707

14,216,707

3

Note 10

CHF-bond

5,626,997

5,626,997

5,689,364

5,689,364

3

Note 10

Notes payable to

related parties – Aires

(non-current)

24,919,934

24,919,934

10,407,764

10,407,764

3

Note 9, 18

Notes payable to

related parties –

Rigendinger Aires

(non-current)

-

-

717,977

717,977

3

Note 9

Fair value of

conversion option

13,874

13,874

-

-

3

Note 9, 18

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

9.

RECEIVABLES FROM AND NOTES TO RELATED PARTIES

Advances from (to) related parties are composed as follows:

Receivables

Payables

Receivables from and notes

June 30,

December 31,

June 30,

December 31,

to related parties

2013

2012

2013

2012

$

$

$

$

01

Hans Rigendinger

-

-

600,000

600,000

02

Josef Mettler

383,642

-

-

-

03

Adrian Oehler

-

-

36,153

37,380

04

Sportiva

79,565

-

-

31,948

05

Aires International

-

-

24,919,934

10,407,764

06

Dr. Max Roessler

-

-

883,385

2,682,736

07

Hans Rigendinger

-

-

-

717,977

08

Akyinyi Interiors

-

-

-

80,000

09

4f capital ag

192,850

-

Total excluding

interest

656,057

-

26,439,472

14,577,805

Accrued interest

-

-

663,518

566,093

Total

656,057

-

27,102,990

15,123,898

of which non-current

-

-

24,919,934

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

June 30, 2013

9.

RECEIVABLES FROM AND NOTES TO RELATED PARTIES - CONTINUED

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

Company concluded  that  the  conversion  option  needs  to  be  bifurcated  and  is  to  be  accounted  for as  a  derivative  under  ASC  815.  Main  factors  for  this  accounting  treatment  are:  the  debt  is

denominated   in   CHF   while   the   shares  are   convertible   into   shares   of   the   Company,   whose

functional  currency  is  USD  and  whose  shares  are  traded  in  USD.  Based  on  that,  the  Company determined  that  the  conversion  feature  is  not  indexed  to  the  Company’s  shares  and  it  should  be bifurcated  and  accounted  for  as  a  derivative.  As  of  November  13,  2012  (the  date  when  the  loan

became   convertible)   and   December   31,   2012   the   fair   value   of   the   conversion   feature   was

immaterial.  As  of  June  30,  2013  the  fair  value  of  the  conversion  feature  was  $13,874  which  is recorded in fair value of conversion option.

The  fair  value  of  the  call  option  value  has  been  calculated  by  using  Black-Scholes  with  the following assumptions:

▪      Stock price $0.07

▪      Exercise price $1.01

▪      Expected term in years 2.25

▪      Volatility of 80%

▪      Annual Rate of quarterly Dividends 0%

▪      Discount Rate 0.459%

Based  on  this  calculation  one  call  option  has  a  fair  value  of  $0.001  as  per  June  30,  2013.

Multiplied with number of option granted of 10,818,437 this result  in fair value of the  conversion feature of $13,874.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

9.

RECEIVABLES FROM AND NOTES TO RELATED PARTIES - CONTINUED

Loans Dr. Max Roessler

On  June  7,  2012,  Dr.  Max  Roessler  (board  member  of  SunVesta  AG)  gave  a  short  term  loan  of

$1.81  million  that  would  have  been  repayable  on  May  30,  2013,  or  on  demand  within  five working  days.  On  this  short  term  loan  the  Company  is  not  required  to  pay  any  interest  and  can repay  the  loan  either  in  cash  or  with  the  delivery  of  10,000  shares  of  Intershop  Holding  AG,  a publically  traded  entity,  regardless  of  actual  trading  value  on  the  date  of  delivery.  The  Company concluded  on  April  19,  2013  with  Dr.  Max  Roessler  and  Aires  International  Investments  Inc.

(“Aires”)  an  act  of  transfer.  Based  on  this  act  of  transfer  the  loan  has  been  transferred  to  Aires

International  Investments Inc.  (“Aires”) and the balance has added to the existing loan agreement with Aires International Investments Inc. (“Aires”) (refer to previous paragraph).

On  July  24,  2012,  Dr.  Max  Roessler  gave  an  additional  short  term  loan  of  $0.47  million  that  is repayable  on  May 30,  2013,  or  on  demand  within  five  working  days.  On  this  short  term  loan  the

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

due. Based  on the trading price  for Schindler Holding AG shares on June 30, 2013,  the  Company would  not  have  recognized  a  gain.  Therefore  the  fair value  of  the  loan  approximates  the  carrying value of the loan.

On  August  8,  2012,  Dr.  Max  Roessler  gave  a  further  short  term  loan  of  $0.4  million  that  is repayable also on May 30, 2013,  or on demand within five  working days.  On this short term loan the  Company is  not  required  to  pay any interest  and  can  repay the  loan  either  in  cash  or  with  the delivery of  700  shares of  Zug Estates  Holding AG,  a publically traded  entity,  regardless  of  actual trading value on the date of delivery. The Company therefore might recognize a gain if the loan is repaid  in  Zug  Estates  Holding  AG  shares  and  the  trading  price  of  the  shares  is  less  than  the amount  due.  Based  on  the  trading  price  for  Intershop  Holding  AG  shares  on  June  30,  2013  the

Company  would  have  recognized  a  gain,  which  has  been  immaterial  and  not  recognized  by  the

Company. Therefore the fair value of the loan approximates the carrying value of the loan.

On  March  1,  2013,  Dr.  Max  Roessler  gave  a  further  short  term  loan  of  $0.05  million  that  is repayable  on  July  31,  2013,  or  on  demand  within  five  working  days.  On  this  short  term  loan  the

Company  is  not  required  to  pay  any  interest  and  can  repay  the  loan  either  in  cash  or  with  the delivery  of  52,500  shares  of  Daetwyler  Holding  AG,  a  publically  traded  entity,  regardless  of actual trading value on the date of delivery. The Company therefore might  recognize a gain if the loan is  repaid in Datewyler  Holding AG  shares  and  the  trading price  of  the shares  is less  than  the amount  due.  Based  on  the  trading  price  for  Daetwyler  Holding  AG  shares  on  June  30,  2013,  the

Company would not have recognized a gain. Therefore the fair value of the loan approximates the carrying value of the loan.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

9.

RECEIVABLES FROM AND NOTES TO RELATED PARTIES - CONTINUED

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

Commissions paid to related parties

During  the  three  month  periods  ended  June  30,  2013  and  June  30,  2012  the  Company  paid commissions to 4f capital ag in the amount of approximately $68,000 and $0, respectively related to  financing  of  the  Company.  During  the  six  month  periods  ended  June  30,  2013  and  June  30,

2012  the  Company  paid  commissions  to  4f  capital  ag  in  the  amount  of  approximately  $176,000 and $0 respectively.

Service fees paid to Akyinyi Interiors

During the three month periods ended June 30, 2013 and June 30, 2012 the Company paid fees to

Akyinyi Interiors related to interior design of the Papagayo Gulf Tourism project in the amount of approximately  $40,000  and  $0  respectively.  During  the  six  month  periods  ended  June  30,  2013 and June 30, 2012 the Company paid to Akyinyi Interiors $60,000 and $0 respectively.

Until  end  of  January  2015  the  Company  is  committed  to  pay  $10,000  monthly  based  on  the contract with Akyinyi Interiors.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

10.

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

2013

2013

2012

2012

$

$

$

$

Balances January 1

14,216,707

5,689,364

9,598,537

3,818,898

Cash inflows

792,740

160,537

4,015,549

3,191,888

Cash outflows

(2,649,073)

(52,424)

-

(1,474,823)

Foreign currency adjustments

(23,367)

88,128

692,295

463,849

Sub-total (Fair value)

12,337,007

5,885,605

14,306,380

5,999,813

Commissions paid to bondholders

(248,195)

(417,709)

(248,195)

(417,709)

Amortization of such commissions

208,018

159,101

158,522

107,260

Balance June 30, 2013

December 31, 2012 (Carrying value)

12,296,830

5,626,997

14,216,707

5,689,364

Should  the  refinancing  of  the  EUR  bonds  not  be  completed  by  November  30,  2013,  certain principal  shareholders  of  the  Company  or  principal  lenders  to  the  project  would  provide  bridge financing according to the guaranty agreement (see Note 3).

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

10.

BONDS - CONTINUED

In  addition,  the  Company  has  started  on  November  6,  2013  an  open  offering  period  based  on  a new  private  placement  memorandum  as  of  even  date  for  a  new  EUR-Bond  with  the  following main terms:

—

Issuance of maximal EUR 15,000,000

—

Duration December 2, 2013 to December 2, 2016

—

Yearly interest of 7.25%

—

1,500 units with a par value of EUR 10,000

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

Actuarial valuation

Net periodic pension cost has been included in the Company’s results as follows:

Three months

Six months

Three months

Six months

Pension expense

ended

ended

ended

ended

June 30, 2013

June 30, 2013

June 30, 2012

June 30, 2012

$

$

$

$

Current service cost

27,265

13,632

25,384

50,766

Net actuarial (gain) loss

recognized

(537)

(268)

-

-

Interest cost

2,362

1,181

772

1,543

Expected return on assets

(2,415)

(1,208)

(692)

(1,384)

Employee contributions

(10,895)

(5,448)

(10,164)

(20,328)

Net periodic pension cost

15,780

7,890

15,299

30,597

During  the  three  month  periods  ended  June  30,  2013  and  June  30,  2012  the  Company made  cash contributions of $11,000 and $20,000, respectively, to its defined benefit pension plan.

All  of  the  assets  are  held  under  the  collective  contract  by  the  plan’s  re-insurer  Company  and  are

invested   in   a   mix   of   Swiss   and   international   bond   and   equity  securities   within   the   limits

prescribed by the Swiss Pension Law.

The  expected  future  cash  flows  to  be  paid  by  the  Company  in  respect  of  employer  contributions to the pension plan for the year ended December 31, 2013 are $11,000.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

For  all  employees  fair  value  is  estimated  at  the  grant  date.  Compensation  costs  for  unvested shares are expensed over the requisite service period on a straight-line-basis.

Share Grants

On  January  1,  2013  the  Company  issued  3,500,000  common  shares,  valued  at  $0.08  which  has been the share price and therefore the fair value on grant  date, to Hans Rigendinger in connection with his employment agreement of even date as so-called signing bonus.

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

Based  on  this  contract  the  Company has  included  the  following  stock-based  compensation  in  the

Company’s results:

Stock-based compensation

Three months     Three months

Six months

Six months

(shares)

ended

ended

ended

ended

June 30, 2013      June 30, 2012

June 30, 2013

June 30, 2012

Shares granted

16,000,000

---

16,000,000

---

Fair Value respectively market

price on grant date

$ 0.08

---

$ 0.08

---

Total maximal expenses (2013-

2017)

$ 1,280,000

---

$ 1,280,000

---

Shares vested (signing bonus)

3,500,000

---

3,500,000

---

Unvested shares (retention

award)

12,500,000

---

12,500,000

---

Expenses recorded under general

& administrative expenses

$ 50,000

---

$ 380,000

---

Unrecorded costs related to

unvested share grants (retention

bonus)

$ 900,000

---

$ 900,000

---

Tax benefit associated with

compensation expense

$ 0

---

$ 0

---

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

12.

STOCK COMPENSATION - CONTINUED

As  of  June  30,  2013  the  Company  expects  to  record  compensation  expense  in  the  future  as follows:

Stock-based

Through December

Year ending December 31,

compensation (shares)

31, 2013

2014

2015

2016

2017

USD

USD

USD

USD

USD

Unrecognized

100,000

200,000

200,000

200,000

200,000

compensation expense

Stock options

The   Company   granted   to   Hans   Rigendinger   in   connection   with   his   employment   contract

10,000,000   options   on   January  1,   2013.   Each   option   entitles   Mr.   Rigendinger   to   buy   one

Company   share   at   a   strike   price   of   $0.05.   These   options   will   be   vested   in   two   identical

installments (installment A and B) of 5,000,000 options.

For  installment A it  is  required to complete  a financing arrangement  with a specific counterparty.

As of grant date the fair value was $300,000. As of June 30, 2013, the Company assessed that this

financing  arrangement   with  the  specific  counterparty  will   not   be   completed.   Therefore,  the

Company  assesses  the  probability  of  completion  to  be  zero  and  therefore  no  expense  has  been recognized for the stock options with installment A as per June 30, 2013.

For  installment  B  it  is  required  that  the  Company  completes  the  Paradisus  Papagayo  Bay  Resort

&  Luxury  Villas  (see  note  14  and  18)  by  the  thereinafter  mentioned  date  of  November  1,  2014.

As   of  date  of  June  30,  2013,   the  Company  assessed  the  probability  that   this  performance

condition will be met at 100%.

A  summary  of  stock  options  outstanding  as  per  June  30,  2013,  is  as  follows  (during  six-month period ended June 30, 2012, no options were granted):

Options outstanding

Number of Options

Weighted average

Weighted average

exercise price

remaining

contractual life

Outstanding January 1, 2013

None

None

Granted

10,000,000

$ 0.05

9.50 years

Exercised

0

0

Forfeited or expired

0

0

Outstanding June 30, 2013

10,000,000

$ 0.05

9.50 years

Exercisable June 30, 2013

0

0

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

12.

STOCK COMPENSATION - CONTINUED

The  following  table  depicts  the  Company’s  non-vested  options  as  of  June  30,  2013  and  changes during the period:

Non-vested options

Shares under Options

Weighted average grant

date fair value

Non-vested at December 31, 2012

0

$ 0.00

Non-vested-granted

10,000,000

$ 0.06

Vested

0

$ 0.00

Non-vested, forfeited or canceled

0

$ 0.00

Non-vested at June 30, 2013

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

June 30, 2013

June 30, 2012

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

The Company recorded the following amounts related to the expense of the fair  values of options during the periods ended June 30, 2013:

Three months

Three months

Six months

Six months

Stock based compensation

ended

ended

ended

ended

(options)

June 30, 2013

June 30, 2012

June 30, 2013

June 30, 2012

$

$

$

$

Expenses recorded under general

& administrative expenses

40,000

---

80,000

---

Benefit for income taxes

0

---

0

---

Effect on net loss

40,000

---

80,000

---

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

12.

STOCK COMPENSATION - CONTINUED

As  of  June  30,  2013  the  Company  had  unrecognized  compensation  expenses  related  to  stock options currently outstanding, to be recognized in future quarters respectively years as follows:

Stock-based

Through December 31, 2013      Year ending December 31, 2014

compensation (options)

$

$

Unrecognized

compensation expense

80,000

140,000

13.

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

—     $0.5 million is required as a cash payment by May 16, 2012

—     $5.0 million is required as a cash payment by August 31, 2012

—     $5.698 million is required as a cash payment by January 31, 2013

—     Equity is required to be transferred upon final payment

If  the  Company  had  elected  not  to  proceed  with  the  purchase,  the  purchaser  would  have  been  in default and would have lost its funds on deposit.

On November 13, 2012 the above agreement  was  amended to decrease the total  purchase price to

$17.2 million with no equity payment. The terms and conditions of the  cash payment  were still to be defined. Furthermore, all payments by the Company to date and in the future are refundable.

Subsequent  to  signing  these  agreements,  the  Company  paid  down-payments  on  the  purchase  of the  properties  of  approximately  $1,669,000  up  to  June  30,  2013,  which  is  included  in  down payment for property and equipment.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

13.

INTENTION TO PURCHASE TWO ADDITIONAL CONCESSION PROPERTIES AT

POLO PAPAGAYO, GUANACASTE - CONTINUED

During the  second quarter  of  2013  the  Company entered  into a  new,  revised agreement regarding the  purchase  of  two  additional  concession  properties  at  Polo  Papagayo,  Guanacaste.  The  original contract as described above has been cancelled and replaced by a new contract which includes the following clauses:

—     The  total  purchase  price  is  $17,500,000  of  which  approximately  $1,370,000  has  been paid  as  of  date  of  the  new,  revised  agreement  and  therefore  $16,130,000  is  outstanding as per date of the new, revised agreement.

—     Since the original  seller of these two  additional  concession properties  at  Polo Papagayo,

Guanacaste  owes  a  third  party  $8,000,000  the  Company  has  pay  $8,000,000  of  the

purchase  price  directly  to  this  third  party  instead  of  the  original  seller.  The  remaining

$8,130,000 will be paid directly to the original seller of the concession properties.

—     The payment schedule for these two additional concession properties at Polo Papagayo

Guanacaste is as hereinafter:

Third Party

—     $300,000 on May 4, 2013 which was paid on May 3, 2013 and is non-refundable

—     $1,000,000 on June 30, 2013, which is refundable and $700,000 of this $1,000,000 was paid on October 29, 2013. The remaining $300,000 has not been paid as of the date of this report.

—     $1,000,000 on July 31, 2013, which is refundable and has not been paid as of the date of this report

—     $1,000,000 on August 31, 2013 which is refundable and has not been paid as of the date of this report

—     $1,500,000 on September 30, 2013, which is refundable and has not been paid as of the date of this report

—     $1,500,000 on October 31, 2013, which is refundable and has not been paid as of the

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

—     Should the Company complete the remaining balance due to the third party on or before

November 30, 2013, the discount would be $1,750,000

As  per  date  of  this  report  the  Company has  paid  approximately $2,370,000  to  the  third  party and

$15,130,000 is outstanding and payable to the third party and the original seller.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

14.

OPENING DATE “Paradisus Papagayo Bay Resort & Luxury Villas”

During  the  third  quarter  of  2012,  the  Company  postponed  the  opening  date  for  Papagayo  Gulf

Tourism  Project  of  Costa  Rica,  which  is  now  scheduled  for  the  winter  of  2014.  Due  to  the postponement  an  addendum  to  the  original  management  agreement  with  Sol  Meliá,  S.A.  was agreed as follows:

—     The construction of the “Paradisus” will be completed by November 1, 2014

—     Should the “Paradisus” not be completed by November 1, 2014, (subject to force majeure) and should an extension date not be agreed, subsequent to November 1, 2014, the Company will be obligated to pay Sol Meliá, S.A.  a daily amount of $2,000 as liquidated damages

—     Should the Company be unable to complete the construction of the “Paradisus” by February

28, 2015, Sol Meliá, S.A. can terminate the management agreement obligating the Company to compensate Sol Meliá, S.A. in the amount of $5,000,000 unless the respective parties agree to extend such date.

Regarding current situation, subsequent to June 30, 2013, refer to Note 18.

15.

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

July  10,  2013  those  amounts  paid  on  deposit  extension  will  be  credited  to  the  purchase  price.

Otherwise,  the  Company  will  lose  non-refundable  deposits  of  $750,000  of  which  $750,000  was paid up to June 30, 2013.

In  connection  with  the  Hotel  Project  in  Atlanta,  the  Company  concluded,  on  June  27,  2013,  a consultancy  agreement  with  Archipel  N.V.  for  the  purpose  of  securing  a  financing  package  for the  Hotel  Project.  Should  the  services  rendered  by  Archipel  N.V.  be  successful,  it  will  be remunerated with $1,000,000.

Regarding current situation, subsequent to June 30, 2013 refer to Note 18.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

16.

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

Earnings per share

Three-month period ended

Six-month period ended

June 30, 2013

June 30, 2012

Jun 30, 2013

June 30, 2012

Company posted

Net loss

Net loss

Net loss

Net loss

Basic weighted

75,541,600

54,092,186

73,396,661

54,092,186

average shares

outstanding

Dilutive effect of

None

none

none

none

common stock

equivalents

Dilutive weighted

75,541,600

54,092,186

73,396,661

54,092,186

average shares

outstanding

The   following   table   shows   the   number   of   stock   equivalents   that   were   excluded   from   the

computation of diluted earnings per share for the respective  period because the  effect would have been anti-dilutive.

Three-month

Three-month

Six-month

Six-month

Earnings per share

period ended

period ended

period ended

period ended

June 30, 2013      June 30, 2012      June 30, 2013      June 30, 2012

Conversion feature loan to

10,818,437

---

10,818,437

---

Aires International

Investment Inc.

Shares to Hans Rigendinger

12,500,000

---

12,500,000

---

(retention bonus)

Options

10,000,000

---

10,000,000

---

Total

33,318,437

---

33,318,437

---

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

17.

RESTATEMENT

During the quarter ended June  30, 2013 the Company determined that the interest capitalized was understated  in  the  quarter  ended  June  30,  2012.  The  Company  capitalized  interest  costs  on  the

carrying   value   of   the   construction   in   progress   during   the   contraction   period   based   on   the

contractual   rate.   However,   interest   cost   as  defined   in   ASC   835-20  includes   stated   interest,

imputed  interest  (ASC  835-30),  and  interest  related  to  a  capital  lease  in  accordance  with  ASC

840-30, as well as amortization of discount, premium and issue costs on debt.

Management  has  concluded  that  the  impact  of  the  error  is  not  material  to  the  previously  filed quarterly report  for  the  quarter  ended  June  30,  2012  and  therefore  has  not  filed  any  amendments to  this  quarter.  The  table  below  summarizes  the  impact  of  the  restatement,  which  has  been reflected in the quarterly report for the period ended June 30, 2013:

Three months ended June 30

2012

2012

as reported

as restated

Property and equipment, net

$13,435,782

$13,793,782

Shareholders' equity (deficit)

$(6,422,892)

$(6,064,894)

Total assets

$25,086,039

$25,444,039

Amortization of debt issuance

$(268,747)

$(140,747)

costs and commissions

Net loss

$(2,201,233)

$(2,073,233)

Basic and diluted loss per share

$(0.04)

$(0.04)

Six months ended June 30

2012

2012

as reported

as restated

Property and equipment, net

$13,435,782

$13,793,782

Shareholders' equity (deficit)

$(6,422,892)

$(6,064,894)

Total assets

$25,086,039

$25,444,039

Amortization of debt issuance

$(498,035)

$(140,035)

costs and commissions

Net loss

$(3,535,758)

$(3,177,758)

Basic and diluted loss per share

$(0.07)

$(0.06)

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

Therefore  the  Company  is  requested  to  pay  directly  to  the  counterparty  on  or  before  August  30,

2013 $573,932.

On  September  26,  2013  the  Company  has  been  able  to  conclude  a  further  amendment  with  the counterparty.  Based  on  this  amendment  (so-called  fifth-amendment)  the  deadline  to  finalize  a financing  package  has  been  extended  up  to  October  15,  2013.  As  on  October  15,  2013  the

Company  has  not  been  able  to  conclude  an  additional  amendment  nor  to  finalize  a  financing package, the Company will expense $1,573,932 on October 16, 2013.

On  October  28,  2013  the  Company  has  been  finally  able  to  conclude  a  further  amendment  (so-

called sixth-amendment) with the counterparty. This amendment includes the following clauses:

—     The Company has to pay $2,500,000 as per November 12, 2013 to the Counterparty as initial installment as well as to pay the remaining purchase price of $22,500,00 by January 31, 2014.

As of date of this report the Company has not been able to pay $2,500,000 and is therefore in default.

—     Since November 12, 2013 the Company must pay 6% interest on the remaining, outstanding purchase price, which is also payable on January 31, 2014.

—     If the Company does not close this transaction in accordance with the provisions in this agreement, the Company will be entitled to a refund of the purchase price installments timely received by the seller.

—     The deposit, the three extension fees and 2013 taxes paid and all interest payments as noted

above shall be deemed non-refundable. However, the deposit and the three extension fees in the total amount of $ 1,000,000 will be accounted to the purchase price in the event of a successful closing.

As  of  June  30,  2013  the  Company  has  paid  $750,000  and  as  of  date  of  this  report  $1,573,932  to the counterparty, which is included in Down payment for property and equipment.

EUR Bond Offering

The  Company  initiated  a  EUR  bond  offering  on  December  1,  2010  of  up  to  EUR  25,000,000  in

units of EUR 1,000 that bear 8.25 % interest per annum payable each November 30 over the term of the bonds due November 30, 2013.

A  cumulative  amount  of  EUR  9.44  million  ($11.75  million)  has  been  realized  by  the  Company from the initial date up to the date of this filing.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

18.

SUBSEQUENT EVENTS – CONTINUED

CHF Bond Offering

The  Company  initiated  a  CHF  bond  offering  on  September  1,  2011  of  up  to  CHF  15,000,000  in

units of CHF 50,000 that bear 7.25 % interest per annum payable each August 31 over the term of the bonds due August 31, 2015.

A  cumulative  amount  of  CHF  5.90  million  ($6.19  million)  has  been  realized  by  the  Company from the initial date up to the date of this filing.

Loan Aires International Investment Inc.

As  described  in Note  9, the Company is has been negotiating with Aires International  Investment

Inc.   regarding   rearrangement   of   the   loan.   On   October   31,   2013   the   Company   and   Aires

International  Investment  Inc.  signed  a  new  loan  agreement  that  include  the  following  main clauses:

—     All existing loan agreements including possible amendments between the Company and Aires

International Investment Inc. will be cancelled and superseded by the new agreement, signed on October 31, 2013.

—     The loan will be repayable in two parts: CHF 10,044,370 ($10,431,597) will be repayable on

December 31, 2015. The remaining loan amount will be repayable earliest on December 31,

2015 or not later than December 31, 2020.

—     Both parties have the possibility, despite of the scheduled repayment dates, to resign the loan agreement with a notice period of 90 days. This notice would be only effective for the loan amount that exceeds CHF 10,044,370 ($10,431,597).

—     The complete loan amount including further additions is subordinated.

—     Yearly interest on the loan is 7.25% and will be due each  year on March 31, June 30,

September 30 and December 31.

As  of  the  date  of  this  report  the  Company  has  borrowed  CHF  28.32  million  (approximately

$29.68 million) from Aires.

Loans Dr. Max Roessler

On  September  26,  2013,  Dr.  Max  Roessler  agreed  with  the  Company  that  all  overdue  loan amounts due to him (refer to Note 9) will not be repayable before May 30, 2014.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

18.

SUBSEQUENT EVENTS – CONTINUED

Issuances of securities

On  July 4,  2013,  the  Company authorized  the  issuance  of  5,000,000  of  common  shares  valued  at

Fair  Value  and  granted  12,000,000  options  to  purchase  the  Company’s  common  stock  to  Josef

Mettler.  The  stock  options  may  vest  in  three  parts,  based  on  milestones,  at  an  exercise  price  of

$0.05 as follows:

3,000,000 options

On the date that the Company or one of its subsidiaries completes a bridge financing prior to completion of the main financing anticipated for the development of the Paradisus Papagayo  Bay.

4,000,000 options

On the date that the Company or one of its subsidiaries completes a financing for the development of the Paradisus Papagayo Bay.

5,000,000 options

On the date that Paradisus (Sol Meliá S.A.) assumes management responsibilities for the Paradisus Papagayo Bay.

The  securities  were  issued  and  granted  pursuant  to  a  new  employment  contract  between  Josef

Mettler  and  the  Company  dated  effective  July  4,  2013.  Mr.  Mettler’s  employment  contract  also includes  a  retention  award  of  3,000,000  restricted  common  shares  of  the  Company  earned  as  of each annual anniversary of the contract, as well as an annual base salary of $144,000.

On  July 3,  2013,  the  Company authorized  the  issuance  of  3,000,000  shares  of  restricted  common shares  to  Dr.  Roessler,  valued  at  Fair  Value,  on  his  appointment  as  a  member  of  the  Company’s board of directors.

On  July 4,  2013,  the  Company granted  Mr.  Roessler  the  option  to  purchase  10,000,000  shares  of the  Company’s  common  stock  at  an  exercise  price  of  $0.05.  The  stock  options  may  vest  in  two parts as follows:

5,000,000 options

On the date that the Company or one of its subsidiaries completes a financing for the development of the Paradisus Papagayo Bay.

5,000,000 options

On the date that Paradisus (Sol Meliá S.A.) assumes management responsibilities for the Paradisus Papagayo Bay.

Amendment to Stock Compensation (Options)

As  described  in  Note  12,  the  Company  granted  10,000,000  options  to  Hans  Rigendinger  in connection  with  his  employment  contract  on  January  1,  2013.  The  options  are  divided  into  two instalments  of  5,000,000  options.  Vesting  milestone  A  required  the  completion  of  a  financing

arrangement   with   a   specific   counterparty.   On   July   4,   2013,   the   Company   authorized   an

amendment  to  Mr.  Rigendinger’s  stock  option  agreement  that  no  longer  requires  that  a  financing arrangement  be  concluded  with  a  specific  counterparty.  The  amendment  permits  that  that  the requisite financing arrangement be concluded with any counterparty.

Due  to  this  change  in  contract  conditions,  the  Company  will  revise  the  valuation  of  the  options granted to Mr. Rigendinger related to the vesting of milestone A as of July 4, 2013.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

18.

SUBSEQUENT EVENTS – CONTINUED

OPENING DATE “Paradisus Papagayo Bay Resort & Luxury Villas”

The  official  opening  of  the  “Paradisius  Papagayo  Bay  Resort  &  Luxury  Villas”  will  be  delayed by a few months due to geological difficulties encountered during earthwork operations in August

and   September   2013.   Due   to   these   geological   difficulties   some   rock   demolition   became

necessary.  On  September  6,  2013  the  Company has  amended  its  agreement  with  Sol  Meliá,  S.A.

(“5th addendum to the management agreement of March 8, 2011”) to postpone the opening date as follows:

—     The construction of the “Paradisus” will be completed by July 1, 2015

—     Should the “Paradisus” not be completed by July 1, 2015, (subject to force majeure) and should an extension date not be agreed, subsequent to July 1, 2015, the Company will be obligated to pay Sol Meliá, S.A. a daily amount of $2,000 as liquidated damages

—     Should the Company be unable to complete the construction of the “Paradisus” by October 1,

2015, Sol Meliá, S.A. can terminate the management agreement obligating the Company to compensate Sol Meliá, S.A. in the amount of $5,000,000 unless the respective parties agree to extend such date.

Loan contract with QuadEquity Costa Rica Ltd

On September 22, 2013, the Company entered into a loan agreement with QuadEquity Costa Rica

Ltd,  a  related  party,  owned  by  members  of  the  Company’s  board  of  directors,  pursuant  to  which contract  QuadEquity  can  borrow  from  the  Company  up  to  a  maximum  of  $1,000,000  on  a  short term basis between September 22, 2013 and October 31, 2013. The actual loan amount, including a lump sum payment of $30,000 as interest, is repayable to the Company on October 31, 2013.

As   of   date   of   this   report   the   Company  had   loaned   $750,000   pursuant   to   this   contract   to

QuadEquity Costa Rica Ltd.

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

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes hereto included in this report. All information presented herein is based on our three and six month periods ended June 30, 2013 and June 30, 2012. Our fiscal year end is December

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

Management

Overall project development is lead by Josef Mettler, our chief executive officer, Charles Fessel, project director Paradisus Papagayo Bay Resort & Luxury Villas, Hans Rigendinger, our chief operating officer and Ernst Rosenberger, our corporate controller. The lead architect is Ossenbach, Pendones & Bonilla,

one of Costa Rica’s largest architectural offices with over 45 architects and designers. Civil engineering services are provided by DEHC Engineers and structural engineering services by IEAC. Landscape architects are TPA and interior designers are lead by Concreta Srl.

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

$17.2 million and to provide that all payments for the purchase of the property were refundable in the event SunVesta AG determines not to complete the purchase. SunVesta AG has paid down-payments of approximately $1,670,000 as of June 30, 2013, and $2,370,000 as per the date of this report

On May 7, 2013, SunVesta AG entered into a new agreement with Meridian that replaced the original contract, with a new total purchase price of $17,500,000 and a remaining amount due of $16,130,000 as of this date (as per the date of this report $15,130,000). The new agreement includes a payment plan for the remainder due divided amongst Meridian and a third party as follows:

Third Party

—    $300,000 on May 4, 2013 which was paid on May 7, 2013 and is non-refundable

—    $1,000,000 on June 30, 2013, which is refundable and $700,000 of this $1,000,000 was paid on October 29, 2013. The remaining $300,000 has not been paid as of the date of this report.

—    $1,000,000 on July 31, 2013, which is refundable and has not been paid as of the date of this report

—    $1,000,000 on August 31, 2013, which is refundable and has not been paid as of the date of this report

—    $1,500,000 on September 30, 2013, which is refundable and has not been paid as of the date of this report

—    $1,500,000 on October 31, 2013, which is refundable and has not been paid as of the date of this report

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

SunVesta AG’s intention is still to conclude the purchase of these two additional concessions despite of the fact that SunVesta AG is in default. The counterparty has not been insisting so far. However would

SunVesta and / or the counterparty consider canceling the contract SunVesta could lose $300,000 of all payments done. As SunVesta and / or the counterparty do not intend so far to cancelling the contract

SunVesta has not recorded any allowance on their payments done. SunVesta AG will reassess the situation on quarterly basis and if necessary record an allowance.

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

SunVesta paid $250,000 to Fundus.

A second amendment and reinstatement agreement was entered into on March 12, 2013, pursuant to which SunVesta AG remitted an additional non-refundable closing extension fee to Fundus in the amount of $250,000 to extend the closing date for the transaction to April 1, 2013.

On May 17, 2013, SunVesta AG entered into a third amendment and reinstatement agreement with

Fundus pursuant to which it remitted an additional non-refundable closing extension fee in the amount of

$250,000 in order to extend the closing date for the transaction to July 10, 2013.

On June 27, 2013, SunVesta AG entered into an agreement with Archipel N.V., business consulting company for the purpose of securing a financing package to purchase the Atlanta hotel and entertainment complex. Should the services rendered by Archipel N.V. be successful, it will be remunerated with

$1,000,000.

Subsequent to period end, on July 30, 2013, a fourth amendment and reinstatement agreement was entered into with Fundus pursuant to which SunVesta was required to remit another deposit of $250,000 on or before August 16, 2013 and to pay the taxes on the property in the amount of $573,932 by August

30, 2013 in order to extend the closing date to September 30, 2013. SunVesta AG delivered the additional deposit of $250,000 and has paid the taxes on the property in the amount of $573,932 on October 29,

2013. Therefore as of date of this report the Company has paid in total $1,573,932 related to this project which has been reflected as down payment for property and equipment in the balance sheet.

In order to extend the closing date another time SunVesta AG entered subsequent to period end, on

September 26, 2013 in a fifth amendment with Fundus. The fifth amendment did not request SunVesta

AG to remit any additional deposit or payments but extended the closing date to October 15, 2013.

Up to October 16, 2013 SunVesta AG has not been able to finalize the financing package and consequently not been able to meet the deadline according the fifth amendment. Also SunVesta AG has not been able to conclude a further extension of the closing date before or on October 15, 2013. Therefore

SunVesta AG will expense $1,573,932 on October 16, 2013.

Despite of the fact that SunVesta AG will expense the paid deposits and taxes of $1,573,932 on October

16, 2013, SunVesta has been able to conclude with Fundus a sixth amendment on October 28, 2013. This agreement extended the deadline up to January 31, 2014 and requested SunVesta to pay a first installment of the purchase price of $2,500,000 up to November 12, 2013, which has not been remitted as of date of this report.

Additionally since November 12, 2013 SunVesta is requested to pay 6% annual interest rate on the remaining outstanding purchase price up to January 31, 2014 (total purchase price of $26,000,000). If

SunVesta would met the new deadline for the closing as of January 31, 2014 Fundus would offset all paid deposits of $1,000,000 against the total purchase price of $26,000,000.

Finance

The anticipated completion of the Paradisus Papagayo Bay Resort & Luxury Villas in July of 2015 will require a total investment of approximately $180 million of which approximately $33.9 million has been expended as of June 30, 2013. We expect to realize a minimum of $80 million in new funding over the next twelve months, though our actual financing requirements may be adjusted to suit that amount realized, and an additional $72 million in funding by the time the development is completed.

New funding over the next twelve months is expected to be raised from debt financing through bonds,

construction financing, or shareholder loans, equity placements and, if deemed necessary, the guaranty agreement as described herein.

SunVesta AG, our wholly owned subsidiary completed the offering of fixed-income Euro denominated bonds and continues to offer fixed income CHF denominated bonds up to an aggregate amount of CHF

15,000,000 to fund the initial development of the Paradisus Papagayo Bay Resort & Luxury Villas

project.

The Euro bonds are unsecured, have a three year term, bear interest at 8.25% per annum payable each

November 30 over the term due November 30, 2013. SunVesta AG has raised $15,527,247 in connection with the Euro bond offering of which approximately $2,649,073 had been repaid as of June 30, 2013.

Regarding refinancing of the Euro bond SunVesta has started an open offering period, based on a private placement memorandum on November 6, 2013 for a new Euro Bond up to an aggregate amount of Euro

15,000,000. The new Euro Bonds will bear interest of 7.25% per annum each payable on December 2 over the term (2013- 2016).

The CHF bonds are unsecured, have a three year term, bear interest at 7.25% per annum payable each

August 31 over the term due August 31, 2015. SunVesta AG has raised $7,501,295 of which $1,527,247 had been repaid as of June 30, 2013, in connection with the CHF bond offering.

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

—  Once the entire amount of CHF 10,000,000 has been drawn down, Aires  now has the right to convert its entire loan of CHF 10,000,000 into 20% shares of  the Company (instead of

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

SunVesta AG loaned $14,512,170 against the line of credit for the six month period ended June 30, 2013,

and $10,407,764 as of December 31, 2012, for a total of approximately $24,919,934 as of June 30, 2013.

SunVesta AG had loaned approximately $30,120,000 against the Aires line of credit as of the filing date of this report.

SunVesta AG and Aires are currently in discussions on a conversion option that would replace the option vested according to prior agreement. No agreement has yet been reached in respect to this discussion.

During the second half of 2012 up to the current six month period, SunVesta AG entered into a series of interest free loans with Dr. Max Roessler, a director of the Company and a principal of Aires. The loans were originally due either on predetermined dates or on demand, in cash or in a fixed number of shares of certain publically traded entities. Since the predetermined due dates have now passed the loans have been extended by written agreement on September 26, 2013 up to May 30, 2014, as follows:

Loan Date

Amount

Shares

Public Entity

July 24, 2012

$

446,000

10,000

Schindler Holding AG

August 8, 2012

$

383,000

700

Zug Estates Holding AG

March 1, 2013

$

50,000

52,500

Daetwyler Holding AG

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

—     complete architectural plans in the 3rd quarter of 2013

—     obtain final building permits in the 3rd quarter of 2013

—     secure construction loan in the 4th quarter of 2013

—     commence onsite vertical construction in the 4th quarter of 2013

—     complete construction in the 1st quarter of 2015

—     handover to Sol Meliá on July 1st of 2015

Results of Operations

During the three and six month periods ended June 30, 2013, our operations were focused on (i)

completing the purchase of an additional 12 hectares contiguous with our existing property in Guanacaste

Province, Costa Rica in connection with the development of the Paradisus Papagayo Bay Resort &

Luxury Villas;(ii) appointing Mr. Rigendinger to the board of directors and engaging him as chief operating officer; (iii) obtaining building permits for the development of the Paradisus Papagayo Bay

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

Comprehensive Losses

For the period from the date of inception of development stage on January 1, 2005, until June 30, 2013,

the Company had incurred comprehensive losses of $31,492,555.

Comprehensive loss for the three month period ended June 30, 2013, was $2,158,421 as compared to a comprehensive loss of $855,022 for the three month period ended June 30, 2012. The increase in comprehensive losses over the comparative three month periods can be primarily attributed to a loss of

$100,118 in the current three month period as compared to a gain of $1,218,211 in the prior three month period due to foreign currency translation, which change is due to volatility between Swiss Francs and US

Dollars, and the related foreign currency translation difference on intercompany loans which is classified as a permanent investment and the translation of the balance sheet and results of operations of our foreign subsidiaries.  Other contributing factors to the increase in comprehensive loss over the comparative three month periods can be attributed to the increase in interest expense from $349,758 to $609,356, due to interest accruing on bonds and notes, the change to a loss of $231,931 from a gain of $37,615 due to currency exchange differences, the increase in other expenses from $441 to $14,149 in the current period,

offset by a decrease in general and administrative expenses to $1,194,746 from $1,483,795, which decrease can be attributed to a decline in finder’s fees and related costs when compared to the prior three month period. Other contributing factors which offset the increase in comprehensive losses over the comparative three month periods included an increase in interest income from $4,030 to $6,562, a decrease in the amortization of debt issuance costs and commissions from $140,747 to $50,990, the change in the fair value conversion feature related to the loans from Aires that resulted in a $36,307 gain as compared to zero, and the zero effect of income taxes as compared to $140,136 in the prior period,

associated with prospective penalties for late tax filings.

Comprehensive loss for the six month period ended June 30, 2013, was $1,624,610 as compared to a comprehensive loss of $2,762,322 for the six month period ended June 30, 2012. The decrease in comprehensive losses over the comparative six month periods can be primarily attributed to a gain of

$1,000,000 related to the release of a prior period accrual to satisfy what was to be a penalty payable to

Sol Meliá, S.A. based on the delayed purchase of the Paradisus Papagayo Bay Resort & Luxury Villas

property, the gain on foreign currency translation of $1,181,288 from a gain of $415,436, which is due to volatility between Swiss Francs and US Dollars, the related foreign currency translation difference on intercompany loans which is classified as a permanent investment and the translation of the balance sheet and results of operations of our foreign subsidiaries, and the zero effect of income taxes as compared to

$140,136 in the prior six month period associated with prospective penalties for late tax filings, offset by the increase in interest expense from $630,753 to $1,036,012, due to interest accruing on bonds and notes.

Other contributing factors which offset the decrease in comprehensive losses over the comparative six month periods included  an increase in general and administrative expenses to $2,499,703 from

$2,455,423 in the prior six month period, which increase can be attributed to an increase in personnel costs when compared to the prior six month period, the decrease in interest income from $7,089 to

$6,736, the change in currency exchange differences from a gain of $167,887 to a loss of $88,059, and the change in fair value conversion feature related to the loans from Aires that resulted in a $13,874 loss as compared to zero in the prior six month period.

We did not generate revenue during this period and we expect to continue to incur losses through the year ended December 31, 2013.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry-forward and startup costs that will offset future operating profits.

Capital Expenditures

The Company expended a significant amount on capital expenditures for the period from January 1, 2005 to June 30, 2013, in connection with the purchase of land that includes a hotel concession in Costa Rica and expects to incur future cash outflows on capital expenditure as discussed in the "Liquidity and Capital

Resources" and the "Going Concern" paragraphs below.

Liquidity and Capital Resources

The Company has been in the development stage since inception and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

As of June 30, 2013, we had a working capital deficit of $19,565,136. We had current assets of $901,283 and total assets of $40,727,898. Our current assets consisted of $200,926 in cash, $44,300 in other assets and $656,057 in receivables from related parties. Our total assets consisted of property of $33,967,228

(mainly land and capitalized project costs for Paradisus Papagayo Bay Resort & Luxury Villas), deposits related to construction work of $507,000, net debt issuance costs of $1,269,049, down payments for property and equipment of $2,419,841 and restricted cash of $1,663,497. We had current liabilities of

$20,466,419 and total liabilities of $51,098,341. Our current liabilities consisted of $2,158,005 in accounts payable, $2,481,850 in accrued expenses, $2,010,196 in a note payable, $1,519,538 in notes payable to related parties and $12,296,830 in Euro bond debt. Our total non-current liabilities consisted of

CHF bond debt of $5,526,997, notes payable to related parties of $24,919,934, fair value conversion feature of $13,874 and pension liabilities of $71,117.  Total stockholders’ deficit in the Company was

$10,370,443  at June 30, 2013.

For the period from January 1, 2005 to June 30, 2013, net cash used in operating activities was

$19,772,112.

Net cash used in operating activities for the six months ended June 30, 2013, was $2,154,185 as compared to $2,253,232 for the six months ended June 30, 2012, which differences reflect the increase in general and administrative expenses and changes in working capital. Net cash used in operating activities in the current six month period is comprised of general and administrative expenses that include but are not limited to, personnel costs, accounting fees, consulting expenses, finder’s fees and professional fees, such as for auditing purposes and legal consultation, changes in other assets, accounts payable and accrued expenses. Net cash used in operating activities in the prior six month period can also be primarily attributed to general and administrative expenses and changes in other assets, accounts payable and accrued expenses.

We expect to use net cash in operating activities until such time as net losses transition to net income which transition is not anticipated until we complete the Paradisus Papagayo Bay Resort & Luxury Villas project.

For the period from January 1, 2005 to June 30, 2013, net cash used in investing activities was

$36,697,903.

Net cash used in investing activities for the six months ended June 30, 2013, was $8,186,499 as compared to $7,566,673 for the six months ended June 30, 2012. Net cash used in investing activities in the current six month period can be attributed to receivables from related parties, the purchase of property and equipment, deposits related to construction, down payments for property and restricted cash. Net cash used in investing activities in the prior six month period ended June 30, 2012 can be attributed to receivables from related parties, the purchase of property or equipment,  and down payments for property,

offset by net cash provided by investing activities that can be attributed to short term investments.

We expect negative net cash in investing activities while in the process of developing the Paradisus

Papagayo Bay Resort & Luxury Villas and looking to additional projects.

For the period January 1, 2005 to June 30, 2013, net cash provided by financing activities was

$57,324,556.

Net cash provided by financing activities for the six months ended June 30, 2013, was $10,276,868 as compared to $9,466,232  for the six months ended June 30, 2012. Net cash provided by financing activities in the current six month period can be attributed to proceeds from notes payable to related parties and proceeds from SunVesta AG’s bond issuance, offset by net cash used in financing activities that can be attributed to the repayment of bonds and the payment of debt issuance costs. Net cash provided by financing activities in the prior six month period can be attributed to proceeds from notes payable to related parties, and proceeds from SunVesta AG’s bond issuance, offset by net cash used in financing activities that can be attributed to the payment of debt issuance costs.

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

We had no lines of credit or other bank financing arrangements as of June 30, 2013 other than that in place with Aires. Since SunVesta AG has borrowed approximately $18.3 million in excess of that anticipated by the Aires line of credit agreement, the Company expects that this debt facility is exhausted.

We have commitments for executed purchase orders and agreements in the amount of approximately $10 million as of June 30, 2013, in connection with the development of the Paradisus Papagayo Bay Resort &

Luxury Villas, which commitments are included in the required financing of $180 million to complete the project. Most material commitments were not contractually agreed as of the end of the period.

The fifth addendum (dated September 6, 2013) to the management agreement with Sol Meliá stipulates that should the completion of the construction not occur by July 1, 2015, and should an extension date not be agreed, subsequent to July 1, 2015, Sol Meliá will be entitled to receive a daily amount of $2,000 as liquidated damages. Should the completion of the construction not occur by October 1, 2015 Sol Meliá

will be entitled to terminate the management agreement and to receive a termination amount of $5 million unless the parties agree in writing to extend such date.

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

We maintain a defined benefit plan that covers all of our Swiss employees and have an employment agreement with our chief executive officer and chief financial officer as of June 30, 2013.

We have no current plans for significant purchases or sales of plant or equipment, except in connection with the planned construction of the Paradisus Papagayo Bay Resort & Luxury Villas and discussed above.

We have no current plans to make any changes in the number of our employees as of June 30, 2013.

Future Financings

We will continue to rely on debt or equity sales of our shares of common stock to fund our business operations and may rely on a guaranty agreement to bridge traditional financing for the Paradisus

Papagayo Bay Resort & Luxury Villas.

Off-Balance Sheet Arrangements

As of June 30, 2013, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition,

revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Going Concern

The Company intends to build a hotel in the Papagayo Gulf Tourism Project area of Guanacaste, Costa

Rica. The total net investment is estimated to be approximately $180 million.

The  project  is  expected  to  open  in  the  third  quarter  of  2015.  Until  the  completion  of  the  project,  the following expenditures are estimated to be incurred:

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

Based on this guaranty agreement, management therefore believes that available funds are sufficient to finance cash flows for the twelve months subsequent to June 30, 2013 and the filing date though future anticipated cash outflows for investing activities will continue to depend on the availability of financing and can be adjusted as necessary.

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

Changes in Internal Control over Financial Reporting

During the period ended June 30, 2013, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.

RISK FACTORS

Not required of smaller reporting companies.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 3, 2013, the Company authorized the issuance of 3,000,000 shares of restricted common shares,

valued at $0.05 a share and on July 4, 2013, granted to Max Roessler 10,000,000 stock options from the

SunVesta, Inc. 2013 Stock Option Plan, that vest in two parts on the satisfaction of certain criteria tied to the development of the Paradisus Papagayo Bay Resort & Luxury Villas, in connection his appointment to the board of directors in reliance upon the exemptions from registration provided by Section 4(2) and

Regulation S of the Securities Act of 1933, as amended (“Securities Act).

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance and grant were isolated private transactions by the Company which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose; and (3) the offeree was financially sophisticated.

The Company complied with the exemption requirements of Regulation S by having directed no offering efforts in the United States, by offering securities only to an offeree who was outside the United States at the time of the offering, and ensuring that the offeree to whom the securities were offered and authorized was a non-U.S. offeree with an address in a foreign country.

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

Securities Act.

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance and grant were isolated private transactions by the Company which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose; and (3) the offeree was financially sophisticated.

The Company complied with the exemption requirements of Regulation S by having directed no offering efforts in the United States, by offering securities only to an offeree who was outside the United States at the time of the offering, and ensuring that the offeree to whom the securities were offered and authorized was a non-U.S. offeree with an address in a foreign country.

ITEM 3.

DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page

52 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant  to  the  requirements  of  the  Securities  Exchange  Act  of  1934,  the  registrant  has  duly  caused  this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SunVesta, Inc.

Date

/s/ Josef Mettler

         November 25, 2013

Josef Mettler

Chief Executive Officer, Chief Financial Officer,

Principal Accounting Officer and Director

/s/ Hans Rigendinger

November 25, 2013

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

10.9

Employment Agreement dated July 4, 2013 between the Company and Josef Mettler (incorporated by reference from the 10-Q filed with the Commission on October 10, 2013.

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

99*

SunVesta, Inc. 2013 Stock Option Plan (incorporated by reference to the Form 10-Q filed with the

Commission on October 10, 2013).

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

53