Form 10-Q
period 2013-09-30
SUNVESTA, INC.
filed 2013-12-13
CIK 1060409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.01 par value (the only class of voting stock), at December 13, 2013, was 83,541,600.

TABLE OF CONTENTS PART 1- FINANCIAL INFORMATION
Item1.	Financial Statements:	3
	Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	4
	Unaudited Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2013 and September 30, 2012 and cumulative amounts	5
	Unaudited Consolidated Statements of Stockholders’ Equity (deficit)	6
	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and September 30, 2012 and cumulative amounts	7
	Notes to Unaudited Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	52
Item 4.	Controls and Procedures	53
	PART II-OTHER INFORMATION
Item 1.	Legal Proceedings	54
Item 1A.	Risk Factors	54
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 3.	Defaults Upon Senior Securities	54
Item 4.	Mine Safety Disclosures	55
Item 5.	Other Information	55
Item 6.	Exhibits	55
	Signatures	56
	Index to Exhibits	57

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

SUNVESTA, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$939,890	$260,520
Other assets	94,577	39,238
Receivable from related parties	501,233	-
Total current assets	1,535,700	299,758
Non-current assets
Property and equipment - net	38,099,756	16,799,540
Deposits related to construction work	302,000	-
Debt issuance costs - net	1,075,376	1,649,216
Down payment for property and equipment	3,243,773	10,320,144
Restricted cash	1,695,271	241,500
Total non-current assets	44,416,176	29,010,400
Total assets	$45,951,876	29,310,158
Liabilities and stockholders' equity (deficit)
Current liabilities
Accounts payable	3,716,540	827,102
Accrued expenses	3,016,452	3,868,914
Note payable	2,095,844	-
Notes payable to related parties	1,768,086	3,432,064
EUR-Bond	12,719,357	14,216,707
Total current liabilities	23,316,279	22,344,787
Non-current liabilities
CHF-Bond	5,896,658	5,689,364
Notes payable to related parties	30,969,041	11,125,741
Fair value of conversion feature	26,170	-
Pension liabilities	74,147	74,075
Total non-current liabilities	36,966,016	16,889,180
Total liabilities	60,282,295	39,233,967
Stockholders' equity (deficit)
Preferred stock, $0.01 par value;
50,000,000 share authorized no shares issued
and outstanding	-	-
Common stock, $0.01 par value;
200,000,000 shares authorized; 75,541,603 and
54,092,186 shares issued and outstanding	755,416	540,922
Additional paid-in capital	21,475,913	19,446,367
Accumulated other comprehensive loss	(1,664,792)	(1,102,408)
Retained earnings prior to development stage	1,602	1,602
Deficit accumulated during the development stage	(34,874,803)	(28,786,537)
Treasury stock, 157,220 and 157,220 shares	(23,755)	(23,755)
Total stockholders' equity (deficit)	(14,330,419)	(9,923,809)
Total liabilities and stockholders' equity (deficit)	$45,951,876	29,310,158

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Three months ended September 30,		Nine months ended September 30,		Cumulative
2013	2012	2013	2012	amounts
(unaudited)	(unaudited & restated	(unaudited)	(unaudited & restated	(unaudited)

Revenues
Revenues, net	$-	-	-	-	-
Cost of revenues	-	-	-	-	-
Gross profit	-	-	-	-	-

Operating expenses
General and administrative expenses	$(2,214,880)	(748,958)	(4,714,583)	(3,204,381)	(25,923,840)
Sales and marketing	-	-	-	-	(480,872)
Impairment on property and equipment	-	-	-	-	(1,311,000)
Release of accrual for penalty to Meliá Hotels & Resorts	-	-	1,000,000	-	1,000,000
Total operating expenses	(2,214,880)	(748,958)	(3,714,583)	(3,204,381)	(26,715,712)
Loss from operations	$(2,214,880)	(748,958)	(3,714,583)	(3,204,381)	(26,715,712)

Other income/expenses
Loss on disposal of assets	$-	-	-	-	(3,258)
Loss on sale of investments	-	-	-	-	(1,137,158)
Loss on extinguishment of debt	-	-	-	-	(1,806,758)
Interest income	29,190	68,793	35,927	76,063	203,894
Interest expense	(715,894)	(421,173)	(1,751,906)	(1,051,926)	(4,226,889)
Amortization of debt issuance costs and commissions	-	(150,894)	(133,806)	(290,929)	(938,043)
Exchange differences	(349,567)	(5,869)	(437,626)	162,018	(61,569)
Change in fair value of conversion feature	(12,296)	-	(26,170)	-	(26,170)
Other income/expenses	(18,920)	(36,998)	(60,101)	(23,386)	(23,002)
Total other income/expenses	$(1,067,487)	(546,141)	(2,373,683)	(1,128,159)	(8,018,954)

Loss before income taxes	$(3,282,367)	(1,295,099)	(6,088,266)	(4,332,539)	(37,734,666)
Income taxes	-	-	-	(140,136)	(140,136)
Net loss	$(3,282,367)	(1,295,099)	(6,088,266)	(4,472,677)	(34,874,802)

Comprehensive loss
Foreign currency translation	(1,743,672)	(507,439)	(562,384)	(92,003)	(1,643,792)
Comprehensive loss	$(5,026,039)	(1,802,538)	(6,650,650)	(4,564,678)	(36,518,594)

Loss per common share
Basic and diluted	$(0.04)	(0.02)	(0.08)	(0.08)

Weighted average common shares
Basic and diluted	75,541,603	54,092,186	74,122,156	54,092,186

* Cumulative amounts: January 1, 2005 (date of inception) to September 30, 2013

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

January 1, 2005 (Date of Inception) to September 30, 2013

	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Prior Earnings	Deficit Accumulated During Development Stage	Treasury Stock	Total Stockholders’ Equity (Deficit)
January 1, 2005	$210,000	$281,521	$128	$1,602	$-	$-	$493,251
Net loss	-	-	-	-	(807,118)	-	(807,118)
Translation adjustments	-	-	23,149	-	-	-	23,149
December 31, 2005	210,000	281,521	23,277	1,602	(807,118)	-	(290,718)
Net loss	-	-	-	-	(3,575,713)	-	(3,575,713)
Translation adjustments	-	-	(163,151)	-	-	-	(163,151)
December 31, 2006	210,000	281,521	(139,874)	1,602	(4,382,831)	-	(4,029,582)
Net loss	-	-	-	-	(2,912,578)	-	(2,912,578)
Translation adjustments	-	-	35,580	-	-	-	35,580
Acquisition of OpenLimit, Inc.	14,000	(63,080)	-	-	-	-	(49,080)
Issuance of stock for debt	64,312	10,742,025	-	-	-	-	10,806,337
December 31, 2007	288,312	10,960,466	(104,294)	1,602	(7,295,409)	-	3,850,677
Net loss	-	-	-	-	(1,188,377)	-	(1,188,377
Translation adjustments	-	-	(367,601)	-	-	-	(367,601)
Issuance of stock for compensation	417	61,852	-	-	-	-	62,269
Issuance of stock for debt	18,182	2,709,091	-	-	-	-	2,727,273
December 31, 2008	306,911	13,731,409	(471,895)	1,602	(8,483,786)	-	5,084,241
Net loss	-	-	-	-	(2,471,845)	-	(2,471,845)
Translation adjustments	-	-	401,460	-	-	-	401,460
Issuance of stock for compensation	600	44,400	-	-	-	-	45,000
Issuance of stock for cash	10,000	290,000	-	-	-	-	300,000
Issuance of stock for debt	77,259	3,785,668	-	-	-	-	3,862,927
Purchase of treasury stock	-	-	-	-	-	(12,200)	(12,200)
December 31, 2009	394,770	17,851,477	(70,435))	1,602	(10,955,631)	(12,200)	7,209,583
Net loss	-	-	-	-	(1,173,292)	-	(1,173,292)
Translation adjustments	-	-	10,983	-	-	-	10,983
Issuance of stock for debt	146,152	876,914	-	-	-	-	1,023,066
Purchase of treasury stock	-	-	-	-	-	(11,555)	(11,555)
December 31, 2010	540,922	18,728,391	(59,452)	1,602	(12,128,923)	(23,755)	7,058,785
Net loss	-	-	-	-	(10,382,930)	-	(10,382,930)
Translation adjustments	-	-	21,575	-	-	-	21,575
December 31, 2011	540,922	18,728,391	(37,877)	1,602	(22,511,853)	(23,755)	(3,302,570)
Net loss	-	-	-	-	(6,274,684)	-	(6,274,684)
Translation adjustments	-	-	(1,064,531)	-	-	-	(1,064,531)
Issuance of stock for debt	-	717,976	-	-	-	-	717,976
December 31, 2012	540,922	19,466,367	(1,102,408)	1,602	(28,786,537)	(23,755)	(9,923,809)
Net loss	-	-	-	-	(6,088,266)	-	(6,088,266)
Translation adjustments	-	-	(562,384)	-		-	(562,384)
Issuance of stock for compensation	35,000	1,491,063	-	-	-	-	1,526,063
Issuance of stock for debt	179,494	538,483	-	-	-	-	717,977
September 30, 2013	$755,416	$21,475,913	$(1,664,792)	$1,602	$(34,874,803)	$(23,755)	$(14,330,419)

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	January 1 to	January 1 to	Cumulative Amounts*
	September 30, 2013	September 30, 2012
	Unaudited	Unaudited & restated	Unaudited
Cash flows from operating activities
Net loss	$(6,088,266)	(4,472,677)	(34,874,803)
Adjustments to reconcile net loss to net cash
Depreciation and amortization	33,278	34,691	353,363
Other income / expenses	-	(60,701)	(60,701)
Release of accrual for penalty to Mélia Hotels & Resorts	(1,000,000)	-	(1,000,000)
Impairment of property and equipment	-	-	1,311,000
Amortization of debt issuance cost and commissions	133,806	290,929	945,742
Stock compensation expense	1,526,063	-	2,351,308
Unrealized exchange differences	437,626	(162,018)	61,569
Loss on securities acquired as deposit on stock	-	-	1,008,324
Loss on disposal of assets	-	-	3,258
Loss on extinguishment of debt	-	-	1,806,758
Change in fair value of conversion feature	26,170	-	26,170
Increase in pension fund commitments	72	10,326	74,147
Increase / decrease in:
Other current assets	(55,340)	(36,368)	(105,217)
Accounts payable	2,315,505	287,218	3,678,425
Accrued expenses	147,538	1,223,907	4,279,182
Net cash used in operating activities	(2,523,548)	(2,884,693)	(20,141,475)
Cash flows from investing activities
Proceeds from securities available-for-sale	-	-	1,740,381
Short term investments	-	75,000	-
Other receivables from related parties	(463,833)	(1,598,031)	(2,636,167)
Purchase of property and equipment	(7,795,254)	(2,845,162)	(25,563,062)
Deposits related to construction	(302,000)	-	(302,000)
Down payments for property and equipment	(3,050,045)	(4,369,979)	(13,694,120)
Other non-current assets	-	-	(241,500)
Restricted cash	(1,421,827)	-	(1,421,827)
Net cash used in investing activities	(13,032,959)	(8,738,172)	(41,544,363)
Cash flows from financing activities
Net proceeds from deposit on stock	-	-	3,664,417
Proceeds from stock issuance	-	-	300,000
Proceeds from notes payable related parties	18,519,824	7,930,926	45,739,545
Repayment of notes payable related parties	-	-	(778,243)
Advances from third parties	-	-	700,000
Note payable	-	-	(714,819)
Proceeds from bond issuance, net of commissions	953,277	4,220,317	22,376,078
Repayments of bonds	(2,713,972)	-	(4,188,795)
Payment for debt issuance costs	(563,192)	(985,266)	(3,830,803)
Purchase of treasury stock	-	-	(23,755)
Net cash provided by financing activities	16,195,937	11,165,977	63,243,625
Effect of exchange rate changes	39,940	15,060	(618,453)
Net increase in cash	679,370	(441,828)	939,335
Cash, beginning of period	260,520	505,500	555
Cash, end of period	$939,890	63,672	939,890
Additional information
Interest paid	-	84,000
Income taxes paid	-	-
Conversion of note payable to Mr. Rigendinger to stockholders' equity (non-cash)	717,977	-
Purchase of property and equipment through a note payable (non-cash)	2,000,000	-
Reclassification of down payment for property and equipment to property and equipment	10,200,000	-
Capitalized interest and debt issuance costs for construction (non-cash)	1,422,000	499,000
Reclassification loan from Dr. M. Roessler to AIRES loan	1,740,796	-

* Cumulative amounts: January 1, 2005 (date of inception) to September 30, 2013

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

1.

CORPORATE INFORMATION AND BASIS OF PREPARATION

On August 27, 2007, SunVesta Inc. (SunVesta) acquired SunVesta Holding AG (SunVesta AG) (collectively the Company).  SunVesta AG has as of today five wholly-owned subsidiaries: SunVesta Projects and Management AG, a Swiss company; Rich Land Investments Limitada, a Costa Rican company (Rich Land); SunVesta Costa Rica Limitada, a Costa Rican company (SVCR), Altos del Risco SA, a Costa Rican company (AdR) and Profunda Capital Partners LLC, a US company.

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

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

2.

SIGNIFICANT ACCOUNTING POLICIES

New accounting standards – adopted

In February 2013, the FASB released ASU 2013-02 — Accounting Standards Update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. ASU 2013-02. This Update was issued to end the deferral of new presentation requirements for reclassifications out of accumulated other comprehensive income (required by ASU 2011-05 and subsequently deferred by ASU 2011-12) and to resolve certain cost/benefit concerns related to reporting reclassification adjustments. This Update provides entities with two basic options for reporting the effect of significant reclassifications — either 1) on the face of the statement where net income is presented or 2) as a separate footnote disclosure. The adoption did not materially impact the Company’s consolidated financial statements.

New accounting standards – not yet adopted

In July 2013, the FASB released ASU 2013-11 — Accounting Standards Update 2013-11, Income Taxes Topic 740: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a similar Tax Loss, or a Tax Credit Carry forward Exists. The amendments in this Update require an entity with net operating losses carry forwards or tax credit carry forwards which are not available or intended to be used, that uncertain tax benefits should not be netted against deferred tax assets for these items. Otherwise, the unrecognized tax benefit should be presented as a reduction to the related deferred tax asset. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. This ASU will be adopted by the Company as of January 1, 2014 and is not expected to materially impact the Company’s consolidated financial statements.

In March 2013, the FASB released ASU 2013-05 — Accounting Standards Update 2013-05, Foreign Currency Matters Topic 830: This Update provides guidance for whether to release cumulative translation adjustments (CTA) upon certain derecognition events. The Update was issued to resolve the diversity in practice about whether Subtopic ASC 810-10, Consolidation-Overall, or ASC 830-30, Foreign Currency Matters-Translation of Financial Statements, applies to such transactions. The accounting for a CTA upon a derecognition event is based on the level at which the foreign investment is held by the parent. Accordingly, the Update requires entities to distinguish between derecognition events of investments within a foreign entity and changes in investments in foreign entity. This Update is effective for fiscal years, and interim periods within those years, beginning after December 31, 2013. This ASU will be adopted by the Company as of January 1, 2014 and is not expected to materially impact the Company’s consolidated financial statements.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

2.

SIGNIFICANT ACCOUNTING POLICIES - Continued

New accounting standards – not yet adopted (continued)

In February 2013, the FASB released ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force). This Update provides guidance related to the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount is fixed at the reporting date. Previously, U.S. GAAP did not contain specific guidance on accounting for such obligations which resulted in diversity in practice. The guidance requires an entity to measure the obligation resulting from joint and several arrangements (for which the total amount is fixed at the reporting date) as the sum of: The amount the reporting entity agreed to pay based on the arrangement with its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. When the additional amount the entity expects to pay is within a range of possibilities, the entity should record the amount within the range that is a better estimate than any other amount within the range. If no amount is better than other amounts within the range, the entity should record the minimum amount in the range.

The corresponding journal entry to be recorded is dependent on the facts and circumstances of the obligation. Accordingly, a significant amount of judgment may be necessary to determine the appropriate entry to be recorded. The Update requires certain disclosures for each obligation, or each group of similar obligations, resulting from joint and several liability arrangements. This Update is effective for fiscal years and interim periods within those years, beginning after December 31, 2013. Retrospective application is required for all periods presented. Entities are permitted to use hindsight when determining the appropriate amount to be recorded in prior periods. The ASU will be adopted by the Company as of January 2014 and is not expected to materially impact the Company’s consolidated financial statements.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

3.

GOING CONCERN

The Company is currently working on building a hotel in the Papagayo Gulf Tourism Project area of Guanacaste, Costa Rica.

The project is expected to open in the third quarter of 2015 (see also Note 14). Until the completion of the project, the following expenditures are estimated to be incurred:

	Expenditures	$

a.	Gross project cost	195,000,000
b.	Less: Proceeds from sale of villas	(24,000,000)
c.	Net project cost	171,000,000
d.	Overhead expenses	21,000,000
e.	Less: Recuperated in gross project cost	(12,000,000)
f	Total, excluding other potential projects	180,000,000

Sixty percent (60%) of the “Net project cost” is going to be financed by traditional mortgage loans, for which negotiations have been initiated. The remaining forty percent (40% of the “Net project cost”, as well as “non-recuperated overhead expenses” are going to be financed by the main shareholders or lenders of the project, i.e. Zypam Ltd., shareholder held by Company board member, Mr. Hans Rigendinger, shareholder and Company board member, Mr Max Roessler, majority shareholder of Aires International Investment, Inc. and Company board member, and Mr Josef Mettler, shareholder, Company board member and chief executive officer.

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

Based on this guaranty agreement, management believes that available funds are sufficient to finance cash flows for the twelve months subsequent to September 30, 2013 and the filing date though future anticipated cash outflows for investing activities will continue to depend on the availability of financing and can be adjusted as necessary.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

4.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are available to the Company without any restriction or limitation on withdrawal and/or use of these funds. The Company’s cash equivalents are placed with financial institutions that maintain high credit ratings. The carrying amounts of these assets approximate their fair value.

Cash & cash equivalents	USD ($)	EURO	CHF	CRC	Total September 30, 2013	Total December 31, 2012
original currency	859,170	8,267	63,578	493,000	-	-
in $	859,170	10,206	69,558	956	939,890	260,520

USD ($)

=

US Dollar

EURO

=

Euro

CHF

=

Swiss Francs

CRC

=

Costa Rican Colon

5.

RESTRICTED CASH

As of September 30, 2013 the Company has the following restricted cash positions:

Restricted Cash	September 30, 2013 $	December 31, 2012 $
Credit Suisse in favor of BVK Personalvorsorge des Cantons Zürich	139,954	-
HSBC in favor of Costa Rican Tourism Board	372,205	241,500
Banco Nacional de Costa Rica in favor of the Costa Rican Environmental Agency – SETENA	619,762	-
Banco National de Costa Rica in favor of the Costa Rican Tourism Board	563,350	-
Gross	1,695,271	241,500

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

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

6.

PROPERTY & EQUIPMENT

Property & equipment	September 30, 2013 $	December 31, 2012 $

Land	19,700,000	7,000,000
IT Equipment	185,846	185,846
Other equipment and furniture	321,901	284,901
Leasehold improvements	66,617	66,617
Construction in-process	18,188,453	9,591,958
Gross	38,462,817	17,129,322
Less accumulated depreciation	(363,061)	(329,782)
Net	38,099,756	16,799,540
Depreciation expenses for the nine months period ended September 30, 2013	33,279	34,691

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

The construction in process amount that was spent up to September 30, 2013, is represented primarily by architectural work related to the hotel and apartments and also to construction work.

Deposit related to construction work

During the nine months ended September 30, 2013, main earthmoving groundwork has started for which work the Company has paid several deposits to contractors. These deposits will be offset against invoices for such groundwork. As of September 30, 2013, the Company has paid deposits of $302,000.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

6.

PROPERTY & EQUIPMENT - Continued

Guaranty Retention

During the nine months ended September 30, 2013 main earthmoving groundwork has started. Due to this the Company received several invoices from contractors. The Company retained some amounts related to construction work. As soon as the corresponding work is officially accepted by the Company the guaranty retention will be paid. As of September 30, 2013, the Company had guaranty retention in the amount of $138,000, which is stated in accrued expenses.

7.

PLEDGES

	September 30, 2013	December 31, 2012
Pledge of shares of Rich Land Investments Ltda. in favor of Zypam Ltd. for Zypam Ltd's liabilities	0% (0 shares)	10% (1 share)

Pledge of shares of Rich Land Investments Ltda. in favor of Meliá Hotels International for bonds of EUR 2 million	0% (0 shares)	20% (2 shares)

The Company pledged the above shares as part of the bond agreement with Meliá Hotels International and corresponding contracts in Zypam Ltd. During nine months September 30, 2013 the share pledges were released back to the Company due to the repayment of the bond due to Meliá and the amendment of the corresponding contracts in Zypam Ltd.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

As of September 30, 2013 and December 31, 2012, respectively, there are no financial assets or liabilities measured on a recurring basis at fair value with the exception of “fair value of conversion option”.

In addition to the methods and assumptions we use to record the fair value of financial instruments as discussed above, we used the following methods and assumptions to estimate the fair value of our financial instruments.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

8.

FAIR VALUE MEASUREMENT - Continued

Cash and cash equivalents – carrying amount approximated fair value.

—	Restricted cash – carrying amount approximated fair value.

—	Receivables from related parties (Quad Equity - current) - carrying amount approximated fair value due to the short term nature of the receivables.

—	Accounts Payable – carrying amount approximated fair value.

—	Note payable - carrying amount approximated fair value due to the short nature of the note payable.

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

—

Fair value of conversion option – The fair value of the conversion option is classified as level 3 fair values. The fair value of the option was determined by using Black Scholes with the following input data:

-

Stock price $ 0.10

-

Exercise price: $ 1.01

-

Expected term in years: 2.00 years

-

Volatility 80%

-      Annual Rate of quarterly dividends: 0%

-      Discount Rate 0.330%

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

8.

FAIR VALUE MEASUREMENT – Continued

             The fair value of our financial instruments is presented in the table hereinafter:

September 30, 2013		December 31, 2012
Carrying	Fair Value $	Carrying	Fair Value $	Fair Value	Reference

Amount $	Amount $	Levels

Cash and cash equivalents	939,890	939,890	260,520	260,520	1	Note 4
Restricted cash	1,695,271	1,695,271	241,500	241,500	1	Note 5
Receivable from related parties – (Quad Equity)	501,233	501,233	-	-	1	Note 9
Accounts Payable	3,716,540	3,716,540	827,102	827,102	1	None
Notes payable	2,095,844	2,095,844	-	-	1	Note 14
Notes payable to related parties – other (current)	261,952	261,952	149,328	149,328	3	Note 9
Notes payable to related parties – Dr. M. Roessler (current)	921,024	843,288	2,682,736	2,594,284	1	Note 9, 20
Notes payable to related parties – Rigendinger (current)	585,110	585,110	600,000	600,000	3	Note 9, 20
EUR-bond	12,719,357	12,719,357	14,216,707	14,216,707	3	Note 10
CHF-bond	5,896,658	5,896,658	5,689,364	5,689,364	3	Note 10
Notes payable to related parties – Aires (non-current)	30,969,041	30,969,041	10,407,764	10,407,764	3	Note 9, 20
Notes payable to related parties – Rigendinger Aires (non-current)	-	-	717,977	717,977	3	Note 9
Fair value of conversion option	26,170	26,170	-	-	3	Note 9, 20

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

9.

RECEIVABLES FROM AND PAYABLES TO RELATED PARTIES

Advances from (to) related parties are composed as follows:

Receivables from and notes to related parties		Receivables		Payables
		September 30,	December 31,	September 30,	December 31,
		2013 $	2012 $	2013 $	2012 $

01	Hans Rigendinger	-	-	585,110	600,000
02	Josef Mettler	-	-	223,976	-
03	Adrian Oehler	-	-	37,976	37,380
04	Sportiva	-	-	-	31,948
05	Aires International		-	30,969,041	10,407,764
06	Dr. Max Roessler		-	921,024	2,682,736
07	Hans Rigendinger	-	-	-	717,977
08	Akyinyi Interiors	-	-	-	80,000
09	Quad Equity	501,233	-	-	-
	Total excluding interest	501,233	-	32,737,127	14,557,805
	Accrued interest	-	-	1,191,060	566,093
	Total	501,233	-	32,928,187	15,123,898
	of which non-current	-	-	30,969,041	11,125,741

No	Related party	Capacity	Interest Rate	Repayment Terms	Security

01	Hans Rigendinger	Shareholder, Company director and chief operating officer (COO)	0.00%	none	none
02	Josef Mettler	Shareholder, Company director and chief executive officer (CEO)	3.00%	none	none
03	Adrian Oehler	Shareholder and SunVesta AG board member	0.00%	none	none
04	Sportiva	Entity owned by one of the Company’s directors and CEO	3.00%	none	none
05	Aires International	*** see hereinafter***
06	Dr. Max Roessler	Shareholder and Company Director	*** see hereinafter ***
07	Hans Rigendinger	Shareholder, Company Director and COO	*** see hereinafter ***
08	Akyinyi Interiors	Entity owned by a Company director’s wife	0.00%	01/31/13	none
09	Quad Equity Costa Rica Ltda.	Entity owned by two of the Company’s directors acting respectively as CEO and COO	*** see hereinafter ***

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

9.

RECIEVABLES FROM AND PAYABLE TO RELATED PARTIES - Continued

Loan agreement Aires International Investment Inc.

On July 27, 2011, SunVesta signed a loan agreement with Aires International Investments Inc. (“Aires”), a company owned by Mr. Roessler (a board member of the Company). The loan agreement   was amended on May 11, 2012 and again on June 21, 2012. The initial contract and these amendments include the following major conditions:

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

The conditions of the above mentioned conversion option was met during 2012. The Company has analyzed the accounting treatment of this financial instrument. Based on this analysis the Company concluded that the conversion option needs to be bifurcated and is to be accounted for as a derivative under ASC 815. Main factors for this accounting treatment are: the debt is denominated in CHF while the shares are convertible into shares of the Company, whose functional currency is $ and whose shares are traded in $. Based on that, the Company determined that the conversion feature is not indexed to the Company’s shares and it should be bifurcated and accounted for as a derivative. As of November 13, 2012 (the date when the loan became convertible) and December 31, 2012 the fair value of the conversion feature was immaterial. As of September 30, 2013 the fair value of the conversion feature was $26,170 which is recorded in fair value of conversion option.

The fair value of the call option value has been calculated by using Black-Scholes with the following assumptions:

-

Stock price $0.10

-

Exercise price $1.01

-

Expected term in years 2.00

-

Volatility of 80%

-

Annual Rate of quarterly Dividends 0%

-

Discount Rate 0.330%

Based on this calculation one call option has a fair value of $0.002 as per
September 30, 2013. Multiplied with number of option granted of 10,818,437 this result in fair value of the conversion feature of $26,170.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

9.

RECIEVABLES FROM AND PAYABLE TO RELATED PARTIES – Continued

Loan agreement QuadEquity Costa Rica Ltda.

On September 22, 2013, the Company signed a short term loan agreement with QuadEquity Costa Rica Ltda. that includes the following major conditions:

—	The Company granted QuadEquity a short term, interest bearing and secured loan in the maximum amount of $1,000,000 to be repaid on October 31, 2013.
—

The Company agreed to accept $30,000 in interest for the period of September 22, 2013, until October 31, 2013, regardless of the effective loan amount withdrawn by QuadEquity up to the maximum amount. Therefore, the effective interest rate will vary depending on the effective loan amount withdrawn and on which date these withdrawals are made.

—

The Company obtained from QuadEquity, as security, the right to undertake the contract for which this loan will be used by QuadEqutity. The underlying contract is the right to buy a specific piece of land in San José, Costa Rica.

As of September 30, 2013, the Company has delivered $501,233 related to this loan agreement to QuadEquity. Regarding current situation subsequent to September 30, 2013, refer to Note 18 Subsequent Events.

Loans Dr. Max Roessler

On June 7, 2012, Dr. Max Roessler (board member of the Company) gave a short term loan of $1.81 million that would have been repayable on May 30, 2013, or on demand within five working days. On this short term loan the Company is not required to pay any interest and can repay the loan either in cash or with the delivery of 10,000 shares of Intershop Holding AG, a publically traded entity, regardless of actual trading value on the date of delivery. The Company concluded on April 19, 2013, with Dr. Max Roessler and Aires International Investments Inc. (“Aires”) an act of transfer. Based on this act of transfer the loan has been transferred to Aires and the balance has added to the existing loan agreement with Aires (refer to prior paragraph).

On July 24, 2012, Dr. Max Roessler gave a short term loan of $0.47 million that is repayable on May 30, 2013, or on demand within five working days. On this short term loan the Company is not required to pay any interest and can repay the loan either in cash or with the delivery of 10,000 shares of Schindler Holding AG, a publically traded entity, regardless of actual trading value on the date of delivery. The Company therefore might recognize a gain if the loan is repaid in Schindler Holding AG shares and the trading price of the shares is less than the amount due. Based on the trading price for Schindler Holding AG shares on September 30, 2013, the Company would not have recognized a gain. Therefore the fair value of the loan approximates the carrying value of the loan.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

9.

RECIEVABLES FROM AND PAYABLE TO RELATED PARTIES – Continued

Loans Dr. Max Roessler-Continued

On August 8, 2012, Dr. Max Roessler gave a further short term loan of $0.4 million that is repayable also on May 30, 2013, or on demand within five working days. On this short term loan the Company is not required to pay any interest and can repay the loan either in cash or with the delivery of 700 shares of Zug Estates Holding AG, a publically traded entity, regardless of actual trading value on the date of delivery. The Company therefore might recognize a gain if the loan is repaid in Zug Estates Holding AG shares and the trading price of the shares is less than the amount due. Based on the trading price for Intershop Holding AG shares on September 30, 2013, the Company would have recognized a gain, which has been immaterial and not recognized by the Company. Therefore the fair value of the loan approximates the carrying value of the loan.

On March 1, 2013, Dr. Max Roessler gave a further short term loan of $0.05 million that is repayable on July 31, 2013, or on demand within five working days. On this short term loan the Company is not required to pay any interest and can repay the loan either in cash or with the delivery of 52,500 shares of Daetwyler Holding AG, a publically traded entity, regardless of actual trading value on the date of delivery. The Company therefore might recognize a gain if the loan is repaid in Datewyler Holding AG shares and the trading price of the shares is less than the amount due. Based on the trading price for Daetwyler Holding AG shares on September 30, 2013, the Company would not have recognized a gain. Therefore the fair value of the loan approximates the carrying value of the loan.

On September 26, 2013 Dr. Max Roessler agreed with the Company that all overdue loan amounts will not be repayable before May 30, 2014.

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

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

9.

RECIEVABLES FROM AND PAYABLE TO RELATED PARTIES – Continued

Commissions paid to related parties

During the three month periods ended September 30, 2013, and September 30, 2012, the Company paid commissions to 4f capital ag in the amount of approximately $68,400 and $0, respectively related to financing of the Company. 4f capital ag is a company owned and directed by Mr. Mettler (board of director of the Company and CEO of the Company) and receives a commission of 1.5% for new funds that the Company receives based on consulting services rendered by 4f capital ag.

During the nine month periods ended September 30, 2013, and September 30, 2012, the Company paid to 4f capital ag commissions of $244,400 and $0 respectively. These costs have been capitalized to debt issuance costs.

Service fees paid to Akyinyi Interiors

During the three month periods ended September 30, 2013, and September 30, 2012, the Company paid fees to Akyinyi Interiors – a company owned by the wife of a member of the board of directors – related to interior design of the Papagayo Gulf Tourism project in the amount of approximately $30,000 and $0 respectively. During the nine month periods ended September 30, 2013 and September 30, 2012, the Company paid to Akyinyi Interiors $90,000 and $0 respectively. These costs have been capitalized to property and equipment.

Until the end of January 2015, the Company is obligated to pay a monthly fee of $10,000 based on its contract with Akyinyi Interiors.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

10.

BONDS

Description	EUR (€) bond	CHF bond
Issuer:	SunVesta Holding AG	SunVesta Holding AG
Type of securities:	Bond in accordance with Swiss law	Bond in accordance with Swiss law
Approval by SunVesta AG BOD	May 12, 2010	June 3, 2011
Volume:	Up to € 25,000,000	Up to CHF 15,000,000
Units:	€1,000	CHF 50,000
Offering period:	11/10/2010 – 04/30/2011	09/01/2011 – 02/28/2012
Due date:	November 30, 2013	August 31, 2015
Issuance price:	100%	100%
Issuance day::	December 1, 2010	September 1, 2011
Interest rate:	8.25% p.a.	7.25% p.a.
Interest due dates:	November 30 of each year, the first time 30 November 2011	August 31 of each year, the first time August 31, 2012
Applicable law:	Swiss	Swiss

	EUR-Bond	CHF Bond	EUR-Bond	CHF Bond
	2013	2013	2012	2012
	$	$	$	$
Balances January 1	14,216,707	5,689,364	9,598,537	3,818,898
Cash inflows	792,740	160,537	4,015,549	3,191,888
Cash outflows	(2,661,548)	(52,424)	-	1,474,823
Foreign currency adjustments	387,932	328,927	692,295	463,849
Sub-total (Fair value)	12,735,831	6,126,404	14,306,380	5,999,813
Commissions paid to bondholders	(248,195)	(417,709)	(248,195)	(417,709)
Amortization of such commissions	231,721	187,963	158,522	107,260
Balance September 30, 2013 December 31, 2012 (Carrying value)	12,719,357	5,896,658	14,216,707	5,689,364

Should the refinancing of the EUR bonds not be completed by November 30, 2013, certain principal shareholders of the Company or principal lenders to the project would provide bridge financing according to the guaranty agreement (see Note 3).

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

10.

BONDS - Continued

In addition, on November 6, 2013, the Company commenced an open offering period based on a new private placement memorandum as of even date for a new EUR-Bond with the following main terms:

—	Issuance of maximal EUR 15,000,000
—	Duration December 2, 2013 to December 2, 2016
—	Yearly interest of 7.25%
—	1,500 units with a par value of EUR 10,000

The Company, as of the filing date of this report, has placed bonds in the amount of EUR 6,540,000 of this new EUR-Bond offering identified as ISIN DE000A1HSNJ7 and expects to have the total placement of EUR 15 million completed by end of January 2014.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

Actuarial valuation

Net periodic pension cost has been included in the Company’s results as follows:

Pension expense	Three months ended September 30, 2013	Nine months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013
	$	$	$	$

Current service cost	13,632	40,670	25,383	76,152
Net actuarial (gain) loss recognized	(268)	(800)	-	-
Interest cost	1,181	3,523	772	2,316
Expected return on assets	(1,208)	(3,602)	(692)	(2,076)
Employee contributions	(5,448)	(16,252)	(10,164)	(30,492)
Net periodic pension cost	7,889	23,539	15,300	45,900

During the three months periods ended September 30, 2013 and September 30, 2012 the Company made cash contributions of $16,500 and $30,000, respectively, to its defined benefit pension plan.

All of the assets are held under the collective contract by the plan’s re-insurer Company and are invested in a mix of Swiss and international bond and equity securities within the limits prescribed by the Swiss Pension Law.

The expected future cash flows to be paid by the Company in respect of employer contributions to the pension plan for the year ended December 31, 2013 are $5,500.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

Additionally the Company granted 2,500,000 common shares as a retention award for each completed year of employment (e.g. first time as per January 1, 2014). The employment contract has been concluded for three years with an additional bilateral option for another two years. Therefore in total the Company could be requested to issue maximal 12,500,000 common shares up to January 1, 2018 to Hans Rigendinger related to this retention bonus.

On July 3, 2013 the Company granted 3,000,000 common shares, valued at $0.07 which has been the share price and therefore the fair value on grant date, to Dr. Max Roessler in connection with his election to the board of directors as so-called signing bonus. These shares were officially issued on October 15, 2013.

On July 4, 2013 the Company granted 5,000,000 common shares, valued at $0.07 which has been the share price and therefore the fair value on grant date, to Josef Mettler in connection with his employment agreement as so-called signing bonus. These shares were officially issued on October 15, 2013.

Additionally the Company granted 3,000,000 common shares as a retention award for each completed year of employment (e.g. first time as per July 4, 2014). The employment contract has been concluded for two years with an additional bilateral option for another two x two years periods, but not longer than December 31, 2020. Therefore, in total the Company could be requested to issue maximal 21,000,000 common shares up to December 31, 2020, to Josef Mettler related to his retention bonus.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

12.

STOCK COMPENSATION - Continued

Based on these contracts the Company has included the following stock-based compensation in the Company’s results:

Stock-based compensation (shares)	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012

Shares granted	29,000,000 shares	---	45,000,000 shares	---
Fair Value respectively market price on grant date	$0.0700	---	$0.0734	---
Shares vested (signing bonus)	8,000,000 shares	---	11,500,000 shares	---
Unvested shares (retention award)	21,000,000 shares	---	33,500,000 shares	---

As of September 30, 2013 the Company expects to record compensation expense in the future up to $2,267,500 as follows:

Stock-based compensation (shares)	Through December 31, 2013 $	Year ending December 31,
		2014 $	2015 $	2016 $	2017 $	2018 $	2019 $	2020 $

Unrecognized compensation expense	102,500	410,000	410,000	410,000	410,000	210,000	210,000	105,000

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

12.

STOCK COMPENSATION - Continued

Stock options

The Company granted to Hans Rigendinger, in connection with his employment contract, 10,000,000 options on January 1, 2013. Each option entitles Mr. Rigendinger to buy one Company share at a strike price of $ 0.05. These options will be vested in two identical installments (installment A and B) of 5,000,000 options.

For installment A, it is required to complete a financing arrangement with a specific counterparty. As of grant date, the fair value was $300,000. As of July 4, 2013, the Company assessed that this financing arrangement with the specific counterparty will not be completed. Therefore the Company assessed the probability of completion to be zero and therefore no expense has been recognized for the stock options with installment A up to July 4, 2013. On July 4, 2013, the Company authorized a revised stock option agreement with Hans Rigendinger. This revised agreement does not longer require that the financing arrangement needs to be concluded with a specific counterparty. Therefore the options could be vested if such financing arrangement (so-called main financing arrangement for Paradisus Papagayo Bay Resort & Luxury Villas) has been concluded with any counterparty. As of date of the revised stock option agreement (July 4, 2013) the fair value was $246,000. As per September 30, 2013, the Company expects the completion of the main financing by March 31, 2014. Installment A granted to Mr. Rigendinger was modified on July 4, 2013, since the initial performance condition was improbable to be met. Since the modification changed the expectation that the options will ultimately vest and no expense had been recognized for the original award, the fair value of the modified award will be expensed on a straight line basis over the expected vesting period.

For installment B, it is required that the Company completes the Paradisus Papagayo Bay Resort & Luxury Villas (see Note 14) by the thereinafter mentioned date of July 1, 2015, and Sol Meliá assumes management responsibilities for the property. As of grant date, the fair value was $340,000. As of September 30, 2013, the Company assessed that the probability that this performance condition will be met at 100%.

The Company granted to Dr. Max Roessler, in connection with his election to the board of directors, 10,000,000 options on July 3, 2013. Each option entitles Mr. Roessler to buy one Company share at a strike price of $ 0.05. These options will be vested in two identical installments (installment A and B) of 5,000,000 options.

For installment A (5,000,000 options), it is required to complete a financing arrangement (main financing arrangement for Paradisus Papagayo Bay Resort & Luxury Villas). As of grant date, the fair value was $ 249,835. As of September 30, 2013, the Company expects the completion of the main financing by March 31, 2014.

For installment B (5,000,000 options), it is required that the Company completes the Paradisus Papagayo Bay Resort & Luxury Villas (see Note 14) by the thereinafter mentioned date of July 1, 2015 and Sol Meliá assumes management responsibilities for the property. As of grant date the fair value was $258,210. As of date of September 30, 2013, the Company assessed the probability that this performance condition will be met at 100%.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

12.

STOCK COMPENSATION - Continued

Stock Options

The Company granted to Josef Mettler, in connection with his employment contract, 12,000,000 options on July 4, 2013. Each option entitles Mr. Mettler to buy one Company share at a strike price of $ 0.05. These options will be vested in three installments. Installment A includes 3,000,000 options, installment B 4,000,000 options and installment C 5,000,000 options.

For installment A (3,000,000 options), it is required to complete a financing arrangement (bridge financing). As of grant date the fair value was $149,000. As of September 30, 2013, the Company assessed that this financing arrangement (bridge-financing) should be completed by December 31, 2013.

For installment B (4,000,000 options), it is required to complete a financing arrangement (main financing arrangement for Paradisus Papagayo Bay Resort & Luxury Villas). As of grant date the fair value was $200,000. As of September 30, 2013, the Company expects the completion of the main financing by March 31, 2014.

For installment C (5,000,000 options), it is required that the Company completes the Paradisus Papagayo Bay Resort & Luxury Villas (see Note 14) by the thereinafter mentioned date of July 1, 2015 and Sol Meliá assumes management responsibilities for the property. As of grant date the fair value was $258,000. As of date of September 30, 2013, the Company assessed the probability that this performance condition will be met at 100%.

A summary of stock options outstanding as per September 30, 2013 is as follows (during nine-month period ended September 30, 2012, no options were granted):

Options outstanding	Number of Options	Weighted average exercise price	Weighted average remaining contractual life

Outstanding January 1, 2013	0
Granted	32,000,000	$ 0.05	9.67 years
Exercised	0
Forfeited or expired	0
Outstanding September 30, 2013	32,000,000	$ 0.05	9.67 years
Exercisable September 30, 2013	0

The following table depicts the Company’s non-vested options as of September 30, 2013 and changes during the period:

Non-vested options	Shares under Options	Weighted average grant date fair value

Non-vested at December 31, 2012	0
Non-vested-granted	32,000,000	$ 0.052
Vested	0
Non-vested, forfeited or canceled	0
Non-vested at September 30, 2013	32,000,000	$ 0.052

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

12. STOCK COMPENSATION - Continued

Under the provisions of FASB ASC Topic 718, the Company is required to measure and recognize compensation expense related to any outstanding and unvested stock options previously granted, and thereafter recognize, in its consolidated financial statements, compensation expense related to any new stock options granted after implementation using a calculated fair value based option-pricing model. The Company uses the Black-Scholes option-pricing model to calculate the fair value of all of its stock options and its assumption are based on historical and or if available market information. The following assumptions were used to calculate the compensation expense and the calculated fair value of stock options granted:

Assumption	September 30, 2013	September 30, 2012

Dividend yield	None	---
Risk-free interest rate used (average)	1.62%	---
Expected market price volatility	80.00%	---
Average expected life of stock options	5.625 years	---

The computation of the expected volatility assumption used in the Black-Scholes calculation for new grants is based on historical volatilities of a peer group of similar companies in the same industry. The expected life assumptions are based on underlying contracts.

As of September 30, 2013, the Company had unrecognized compensation expenses related to stock options currently outstanding, to be recognized in future quarters respectively years as follows:

Stock-based compensation (options)	Through December 31, 2013 $	Year ending December 31, 2014	Year ending December 31, 2015
		$	$

Unrecognized compensation expense	403,563	620,642	194,331

Summary of share based compensation expense

The Company recorded the following amounts related to stock based compensation expense during the periods ended September 30, 2013:

Summary of share and option based compensation expense	Three months ended September 30, 2013 $	Three months ended September 30, 2012 $	Nine months ended September 30, 2013 $	Nine months ended September 30, 2012 $

Option grants	403,562	---	483,563	---
Share grants	662,500	---	1,042,500	---
Total (recorded under general & administrative expense)	1,066,062	---	1,526,063	---

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

13.   INTENTION TO PURCHASE TWO ADDITIONAL CONCESSION PROPERTIES AT POLO PAPAGAYO, GUANACASTE

On April 20, 2012, the Company entered into an agreement to purchase two additional concession properties located at Polo Papagayo, Guanacaste, with a total surface of approximately 230,000 square meters for a price of $22,895,806, whereof fifty percent is to be paid in cash and the other fifty percent in ten percent equity of La Punta (the concession properties in Polo Papagayo) and five percent in equity of Paradisus Papagayo Bay Resort & Luxury Villas (currently under construction), both located in Costa Rica. The payment schedule is as follows:

—	$0.5 million is required as a cash payment by May 16, 2012

—	$5.0 million is required as a cash payment by August 31, 2012

—	$5.698 million is required as a cash payment by January 31, 2013

—	Equity is required to be transferred upon final payment

If the Company had elected not to proceed with the purchase, the Company would have been in default and would have lost its funds on deposit.

On November 13, 2012, the above agreement was amended to decrease the total purchase price to $17.2 million with no equity payment. The terms and conditions of the cash payment were still to be defined. Furthermore, all payments by the Company to date and in the future are refundable.

During the second quarter of 2013 the Company entered into a new, revised agreement for the purchase of two additional concession properties at Polo Papagayo, Guanacaste. The original contract as described above was cancelled and replaced by a new contract which includes the following clauses:

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

13.

INTENTION TO PURCHASE TWO ADDITIONAL CONCESSION PROPERTIES AT POLO PAPAGAYO, GUANACASTE - Continued

—

The total purchase price is $17,500,000 of which approximately $1,370,000 has been paid as of date of the new revised agreement and therefore $16,130,000 is outstanding as per date of the new, revised agreement.

—

Since the original seller of these two additional concession properties at Polo Papagayo, Guanacaste owes a third party $8,000,000 the Company has to pay $8,000,000 of the purchase price directly to this third party instead of the original seller. The remaining $8,130,000 will be paid directly to the original seller of the concession properties.

—	The payment schedule for these two additional concession properties at Polo Papagayo Guanacaste is as hereinafter:
Third Party
—	$300,000 on May 4, 2013 which was paid on May 3, 2013 and is non-refundable
—	$1,000,000 on June 30, 2013, which is refundable and $700,000 of this $1,000,000 was paid on October 29, 2013. The remaining $300,000 has not been paid as of the date of this report.
—	$1,000,000 on July 31, 2013, which is refundable and has not been paid as of the date of this report
—	$1,000,000 on August 31, 2013 which is refundable and has not been paid as of the date of this report
—	$1,500,000 on September 30, 2013, which is refundable and has not been paid as of the date of this report
—	$1,500,000 on October 31, 2013, which is refundable and has not been paid as of the date of this report
—	$1,700,000 on November 30, 2013, which is refundable and has not been paid as of the date of this report
$8,000,000 in total to Third Party
Original Seller
—	$1,000,000 on January 31, 2014 and is non-refundable
—	$1,000,000 on February 28, 2014 and is non-refundable
—	$1,000,000 on March 31, 2014 and is non-refundable
—	$1,000,000 on April 30, 2014 and is non-refundable
—	$1,000,000 on May 31, 2014 and is non-refundable
—	$1,000,000 on June 30, 2014 and is non-refundable
—	$1,000,000 on July 31, 2014 and is non-refundable
—	$1,130,000 on August 31, 2014 and is non-refundable
$8, 130,000 in total to Original Seller

The Company paid down-payments on the purchase of these properties of approximately $1,670,000 and $2,370,000 as of September 30, 2013 and the date of this report respectively, which is included in down payment for property and equipment. As per date of this report the Company has not paid any further amounts and is therefore in default without any penalties or impacts for the Company.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

14.

NOTE PAYABLE

As part of the completion of the purchase of Altos del Risco (refer to Note 6), on March 9, 2013, the parties agreed that the remaining portion of the purchase price of $2,000,000 be converted into a non interest bearing and uncollateralized loan payable, which will be due for payment on March 8, 2014.

15.

OPENING DATE “Paradisus Papagayo Bay Resort & Luxury Villas”

The official opening of the “Paradisius Papagayo Bay Resort & Luxury Villas” will be delayed by a few months due to geological difficulties encountered during earthwork operations in August and September 2013. Due to these geological difficulties some rock demolition became necessary. On September 6, 2013, the Company amended its agreement with Sol Meliá, S.A. (“5th addendum to the management agreement of March 8, 2011”) to postpone the opening date as follows:

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

16.

HOTEL PROJECT ATLANTA

On September 19, 2012, the Company entered into a purchase agreement for a hotel and entertainment complex in Atlanta, Georgia (United States of America). The entire purchase amount of $26 million for the assets has no firm financing commitment. Additionally, an additional amount of approximately $18 million for renovations would need to be invested in the hotel and entertainment complex. The Company has been in negotiations with various parties to finalize a financing package for this project. Should the Company conclude the transaction by October 15, 2013, those amounts paid as deposit will be credited to the purchase price. Otherwise, the Company loses its non-refundable deposits and taxes related to the property of $1,573,932 of which $1,000,000 was paid as of September 30, 2013, and included in the line item “down payments for property and equipment” in the Company’s balance sheet.

In connection with the Hotel Project in Atlanta, the Company concluded, on June 27, 2013, a consultancy agreement with Archipel N.V. for the purpose of securing a financing package for the Hotel Project. Should the services rendered by Archipel N.V. be successful, it will be remunerated with $1,000,000.

Regarding current situation, subsequent to September 30, 2013 refer to Note 18.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

17.

MANGEMENT AGREEMENT WITH MELIA HOTELS & RESORTS

In March 2011, the Company concluded a management agreement for the management of the planned resort in Guanacaste, Costa Rica. This agreement has included a clause saying that if SunVesta AG were not able to conclude the purchase of the related property by November 30, 2011, then a penalty of $1 million would become due to Sol Meliá, S.A. Therefore the Company has recorded a liability in accrued expenses in the full amount as of December 31, 2011, with the corresponding expense, which was recorded in general and administrative expense in the year ended December 31, 2011. On March 3, 2012, the deadline to pay the penalty of $1 million was extended by Sol Meliá, S.A. to June 30, 2012. On June 30, 2012, neither the whole penalty nor a part of the penalty was paid. Therefore the deadline to pay the penalty of $1 million was extended on June 30, 2012, up to August 31, 2012. Neither on August 31, 2012, nor on December 31, 2012, was the whole penalty or a part of the penalty was paid although the deadline of August 31, 2012, to pay the penalty of $1 million was expired. Hence, the penalty of $1 million remained in accrued expenses as of December 31, 2012. On February 5, 2013, the Company extended the deadline to complete the purchase of the property pursuant to the terms of the management agreement with Sol Meliá, S.A., to March 15, 2013, and agreed that the penalty of $1 million would be waived if the purchase was completed by March 15, 2013. The purchase of the property was finally concluded on March 9, 2013. Since the Company concluded the purchase of the property within the extension period the penalty otherwise payable to Sol Meliá, S.A. and the corresponding allowance was eliminated as of March 9, 2013. Therefore, the Company has released the accrual of $1 million related to this transaction in the nine months period ended September 30, 2013.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

Earnings per share	Three-month period ended		Nine-month period ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Company posted	Net loss	Net loss	Net loss	Net loss
Basic weighted average shares outstanding	75,541,600	54,092,186	74,111,642	54,092,186
Dilutive effect of common stock equivalents	None	None	None	None
Dilutive weighted average shares outstanding	75,541,600	54,092,186	74,111,642	54,092,186

The following table shows the number of stock equivalents that were excluded from the computation of diluted earnings per share for the respective period because the effect would have been anti-dilutive.

Earnings per share	Three-month period ended	Three-month period ended	Nine-month period ended	Nine-month period ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Conversion feature loan to Aires International Investment Inc.	10,818,437	---	10,818,437	---
Shares to Hans Rigendinger (retention bonus)	12,500,000	---	12,500,000	---
Options to Hans Rigendinger	10,000,000	---	10,000,000	---
Shares to Josef Mettler (retention bonus)	21,000,000	---	21,000,000	---
Options to Josef Mettler	12,000,000	---	12,000,000	---
Options to Dr. M. Roessler	10,000,000	---	10,000,000
Total	76,318,437	---	76,318,437	---

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

19.

RESTATEMENT

During the year ended December 31, 2012, the Company determined that the interest capitalized was understated in the quarter ended September 30, 2012. The Company capitalized interest costs on the carrying value of the construction in progress during the contraction period based on the contractual rate. However, interest cost as defined in ASC 835-20 includes stated interest, imputed interest (ASC 835-30), and interest related to a capital lease in accordance with ASC 840-30, as well as amortization of discount, premium and issue costs on debt.

Management has concluded that the impact of the error is not material to the previously filed quarterly report for the quarter ended September 30, 2012, and therefore has not filed any amendments to this quarter. The table below summarizes the impact of the restatement, which has been reflected in the quarterly report for the period ended September 30, 2013:

Three months ended September 30	2012 as reported	2012 as restated

Property and equipment, net	$14,200,751	$14,699,751
Shareholders' equity (deficit)	$(8,366,250)	$(7,867,250)
Total assets	$26,417,764	$26,916,764
Amortization of debt issuance costs and commissions	$(291,894)	$(150,894)
Net loss	$(1,436,099)	$(1,295,099)
Basic and diluted loss per share	$(0.03)	$(0.02)

Nine months ended September 30	2012 as reported	2012 as restated

Property and equipment, net	$14,200,751	$14,699,751
Shareholders' equity (deficit)	$(8,366,250)	$(7,867,250)
Total assets	$26,417,764	$26,916,764
Amortization of debt issuance costs and commissions	$(789,929)	$(290,929)
Net loss	$(4,971,677)	$(4,472,677)
Basic and diluted loss per share	$(0.09)	$(0.08)

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

20.

SUBSEQUENT EVENTS

Management has evaluated subsequent events after the balance sheet date, through the issuance of the financial statements, for appropriate accounting and disclosure. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements, except for the below:

Hotel Project Atlanta

The Company was neither able to complete a financing package for this project by October 15, 2013, nor to extend the deadline until October 15, 2013. Therefore, the Company will expense its deposits and taxes related to this project of $1,573,932 on October 16, 2013.

On October 28, 2013 the Company concluded a further amendment (sixth-amendment) with the counterparty. This sixth amendment includes the following clauses:

—

The Company has to pay $2,500,000 by November 12, 2013, to the counterparty as initial installment and to pay the remaining purchase price of $22,500,000 by January 31, 2014. As of the date of this report the Company has not paid the $2,500,000 and is in default without any further impacts for the Company

—	Since November 12, 2013, the Company is obligated to pay 6% interest on the remaining, outstanding purchase price, which interest is also payable on January 31, 2014.
—

If the Company does not close this transaction in accordance with the provisions in this sixth amendment, the Company will be entitled to a refund of those purchase price installments timely received by the counterparty.

—

The deposit, the three extension fees and the 2013 taxes paid, with all interest payments as noted above, shall be deemed non-refundable. However, the deposit and the three extension fees in the total amount of $ 1,000,000 will be credited to the purchase price in the event of a successful closing.

As of September 30, 2013 the Company has paid $1,000,000 and as of date of this report $1,573,932 to the counterparty, which is included in Down payment for property and equipment.

EUR Bond Offering

The Company initiated a EUR bond offering on December 1, 2010, of up to EUR 25,000,000 in units of EUR 1,000 that bear 8.25 % interest per annum payable each November 30 over the term of the bonds due November 30, 2013.

A cumulative amount of EUR 9.44 million ($11.65 million) has been realized by the Company from the initial date up to the date of this filing.

CHF Bond Offering

The Company initiated a CHF bond offering on September 1, 2011 of up to CHF 15,000,000 in units of CHF 50,000 that bear 7.25 % interest per annum payable each August 31 over the term of the bonds due August 31, 2015.

A cumulative amount of CHF 6.00 million ($6.56 million) has been realized by the Company from the initial date up to the date of this filing.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

20.

SUBSEQUENT EVENTS - Continued

Loan Aires International Investment Inc.

As described in Note 9, the Company has been negotiating with Aires International Investment Inc. (“Aires’) regarding rearrangement of those amounts borrowed. On October 31, 2013, the Company and Aires signed a new loan agreement that include the following main terms:

—

All existing loan agreements including possible amendments between the SunVesta Holding AG and Aires International Investment Inc. will be cancelled and superseded by the new agreement, signed on October 31, 2013.

—	The loan shall not be due for repayment before December 31, 2015 but at the latest on December 31, 2020.
—	Both parties have the possibility, despite of the scheduled repayment dates, to resign the loan agreement with a notice period of 90 days subject to the subordination noted in the following.
—	The complete loan amount including further additions is subordinated.
—	Yearly interest on the loan is 7.25% and will be credited to the loan account on a quarterly basis, i.e. on March 31, June 30, September 30 and December 31.

In addition, the terms of the loan amounting to CHF 10,044,370 that was transferred from SunVesta Holding AG to SunVesta, Inc. as of December 31, 2012 were clarified in a promissory note in October 2013 with the main terms being:

—	The effective date is December 31, 2012. However, since the promissory note was only signed in October 2013 this is the relevant date for accounting purposes.
—	The principal amount together with any interest will be payable on December 31, 2015 (the maturity date)
—	The interest rate is 7.25%
—	Any amount of principal or interest which is not paid when due shall bear interest at the rate of 10% per year from the due date until it is paid
—	The conversion option as stated in the previous agreements and in note 9 was removed
—	The following covenants have been agreed:

(A) So long as the Borrower shall have any obligation under this Note, the Borrower shall not without the Holder’s written consent (a) pay, declare or set apart for such payment, any dividend or other distribution (whether in cash, property or other securities) on shares of capital stock or (b) directly or indirectly or through any subsidiary make any other payment or distribution in respect of its capital stock.

(B) So long as the Borrower shall have any obligation under this Note, the Borrower shall not without the Holder’s written consent redeem, repurchase or otherwise acquire (whether for cash or in exchange for property or other securities or otherwise) in any one transaction or series of related transactions any shares of capital stock of the Borrower or any warrants, rights or options to purchase or acquire any such shares

Due to the transfer of the loan from SunVesta Holding AG to SunVesta Inc. the foreign exchange gains or losses will be reflected through the income statement rather than in the comprehensive income (cumulative translation adjustment).

As of the date of this report the Company has borrowed CHF 28.32 million (approximately $30.97 million) from Aires.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

20.

SUBSEQUENT EVENTS - Continued

Loan contract with QuadEquity Costa Rica Ltd

As of date of this report, the Company had loaned $750,000 pursuant to a loan agreement to Quad Equity Costa Rica Ltd. Despite the stipulated repayment date of October 31, 2013, QuadEquity Costa Rica Ltd. had not repaid the loan as of date of this report. The Company is in discussions with QuadEquity Costa Rica Ltd and expects repayment not later than December 31, 2013. If he loan amount does not get repaid until December 31, 2013, the loan will be reclassified to non-current.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes hereto included in this report. All information presented herein is based on our three and nine month periods ended September 30, 2013 and September 30, 2012. Our fiscal year end is December 31.

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

Management

Overall project development is led by Josef Mettler, our chief executive officer, Charles Fessel, project director Paradisus Papagayo Bay Resort & Luxury Villas, Hans Rigendinger, our chief operating officer and Ernst Rosenberger, our corporate controller. The lead architect is Ossenbach, Pendones & Bonilla, one of Costa Rica’s largest architectural offices with over 45 architects and designers. Civil engineering services are provided by DEHC Engineers and structural engineering services by IEAC. Landscape architects are TPA and interior designers are led by Concreta Srl.

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

Additional Concession Properties

On April 20, 2012, SunVesta AG entered into an agreement with Meridian IBG (“Meridian”) to purchase two additional concession properties in Polo Papagayo, Gunacaste with a total surface of approximately 230,000 square meters, on terms, for a total of $22,895,806. The agreement with Meridian was amended on November 13, 2012 to do away with the agreed equity payment, decrease the total purchase price to $17.2 million and to provide that all payments for the purchase of the property were refundable in the event SunVesta AG determines not to complete the purchase. SunVesta AG had paid down-payments of approximately $2,370,000 as of date of this report.

On May 7, 2013, SunVesta AG entered into a new agreement with Meridian that replaced the original contract, with a new total purchase price of $17,500,000 and a remaining amount due of $16,130,000 (as per date of this report $15,130,000). The terms of the new agreement include a payment plan for the remainder due to be divided amongst Meridian and a third party as follows:

Third Party

—	$300,000 on May 4, 2013 which was paid on May 7, 2013, is non-refundable
—	$1,000,000 on June 30, 2013, which is refundable, of which amount $700,000 was paid On October 29, 2013. The remaining amount of $300,000 has not been paid as of the date of this report
—	$1,000,000 on July 31, 2013, which is refundable and has not been paid as of the date of this report
—	$1,000,000 on August 31, 2013, which is refundable and has not been paid as of the date of this report
—	$1,500,000 on September 30, 2013, which is refundable and has not been paid as of the date of this report
—	$1,500,000 on October 31, 2013, which is refundable and has not been paid as of the date of this report
—	$1,700,000 on November 30, 2013, which is refundable and has not been paid as of the date of this report
$8,000,000 in total to Third Party

Original Seller

—	$1,000,000 on January 31, 2014
—	$1,000,000 on February 28, 2014
—	$1,000,000 on March 31, 2014
—	$1,000,000 on April 30, 2014
—	$1,000,000 on May 31, 2014
—	$1,000,000 on June 30, 2014
—	$1,000,000 on July 31, 2014
—	$1,130,000 on August 31, 2014
$8,130,000 in total to Original Seller

As per date of this report the Company has not paid any further amounts and is therefore in default without any penalties or impacts for the Company.

Hotel and Entertainment Complex (Atlanta, Georgia, U.S.A)

On September 19, 2012, SunVesta AG entered into an agreement with Fundus America (Atlanta) Limited Partnership (“Fundus”) to purchase a hotel and entertainment complex in Atlanta, Georgia, U.S.A. for $26 million that anticipated additional investment of $18 million for renovations to remediate the complex. The Company entered into a series of negotiations to finalize a financing package but was unable to procure such financing. On February 6, 2013 SunVesta paid $250,000 to Fundus.

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

On July 30, 2013, a fourth amendment and reinstatement agreement was entered into with Fundus pursuant to which SunVesta AG was required to remit another deposit of $250,000 on or before August 16, 2013 and to pay the taxes on the property in the amount of $573,932 by August 30, 2013 in order to extend the closing date to September 30, 2013. SunVesta AG delivered the additional deposit of $250,000 but paid but did not pay the taxes due on the property as of September 30, 2013. Subsequent to period end, the $573,932 due in property taxes was paid to Fundus.

On September 26, 2013, SunVesta AG entered into a fifth amendment and reinstatement agreement with Fundus pursuant to which SunVesta AG extended the closing deadline to October 15, 2013, and permitted the application of all deposits to the purchase price. Otherwise, SunVesta AG would lose the deposits made against the agreement in the amount of $1,000,000 and the taxes paid on the property.

Subsequent to period end, on October 28, 2013, SunVesta AG entered into a sixth amendment and reinstatement agreement with Fundus which includes the following terms and conditions:

—

SunVesta AG has to pay $2,500,000 by November 12, 2013, to Fundus as initial an initial installment on the purchase price and pay the remainder of the $22,500,000 due by January 31, 2014. As of the date of this report SunVesta AG not paid the $2,500,000 and is in default.

—	SunVesta AG is obligated to pay 6% interest on the outstanding purchase price, from November 12, 2013, which interest is also payable on January 31, 2014.
—	Should SunVesta AG not close the purchase in accordance with the provisions in this amendment, it will be entitled to a refund of any purchase installments timely paid.
—

The initial deposit, the three extension fees and the 2013 taxes paid, with interest payments as noted above, are non-refundable. However, the deposit and extension fees in the total amount of $ 1,000,000 will be credited to the purchase price in the event of a successful closing.

Finance

The completion of the Paradisus Papagayo Bay Resort & Luxury Villas will require an investment of approximately $180 million of which approximately $38 million has been spent as of September 30, 2013. We expect to realize a minimum of $80 million in new funding over the next twelve months, though our actual financing requirements may be adjusted to suit that amount realized, and an additional ($62 million in funding by the time the development is completed. New funding over the next twelve months is expected to be raised from debt financing through bonds, construction financing, shareholder loans, equity placements and, if deemed necessary, the guaranty agreement as described herein.

Bonds

The Company has completed the offering of fixed-income Euro denominated bonds and continues to offer fixed income CHF denominated bonds up to an aggregate amount of CHF 15,000,000 to fund the development of the Paradisus Papagayo Bay Resort & Luxury Villas.

The Euro bonds are unsecured, have a three year term, bear interest at 8.25% per annum payable each November 30 over the term and are due on November 30, 2013. The Company has raised $15,380,905 in connection with the Euro bond offering of which $2,661,548 had been repaid as of September 30, 2013, for a total of $12,719,357 as of September 30, 2013.

The CHF bonds are unsecured, have a three year term, bear interest at 7.25% per annum payable each August 31 over the term due August 31, 2015. The Company has raised $7,423,905 of which $1,527,247 had been repaid as of September 30, 2013, for a total of $5,896,658 as of September 30, 2013in connection with the CHF bond offering.

Subsequent to period end, on November 6, 2013, the Company commenced a new offering based on a new private placement memorandum as of even date for a new EUR-Bond offering with the following main terms:

—	Issuance of maximal EUR 15,000,000
—	Duration December 2, 2013 to December 2, 2016
—	Yearly interest of 7.25%
—	1,500 units with a par value of EUR 10,000

The Company, as of the filing date of this report, has placed bonds in the amount of EUR 6,540,000 of this new EUR-Bond offering identified as ISIN DE000A1HSNJ7 and expects to have the total placement of EUR 15 million completed by end of January 2014.

Aires International Investment, Inc.

On July 27, 2011, SunVesta AG entered into a line of credit agreement with Aires, a company owned by a board member of the Company, as amended to include the following provisions:

—	Aires grants SunVesta AG a terminable, interest bearing and non-secured line of credit up to a maximum amount of CHF 10,000,000.
—	the conversion right to convert the balance of the line of credit into a 10% ownership interest in Rich Land was cancelled.
—	once the maximum amount has been drawn down, Aires has the right to convert that amount into 20% shares of the Company (instead of Richland).
—	the repayment of the line of credit is due on September 30, 2015, until such time Aires can exercise its conversion option subject to the subordination noted in the following.
—	CHF 10,000,000 of this line of credit is subordinated in favour of other creditors.
—	the interest rate is 7.25% and interest is due on September 30 of each year.

Subsequent to period end, on October 31, 2013, the Company and Aires signed a new loan agreement that includes the following main clauses:

—

All existing loan agreements including possible amendments between the SunVesta Holding AG and Aires International Investment Inc. will be cancelled and superseded by the new agreement, signed on October 31, 2013.

—	The loan shall not be due for repayment before December 31, 2015 but at the latest on December 31, 2020.
—	Both parties have the possibility, despite of the scheduled repayment dates, to resign the loan agreement with a notice period of 90 days.
—	The complete loan amount including further additions is subordinated.
—	Yearly interest on the loan is 7.25% and will be credited to the loan account on a quarterly basis, i.e. on March 31, June 30, September 30 and December 31.

In addition, the terms of the loan amounting to CHF 10,044,370 that was transferred from SunVesta Holding AG to SunVesta, Inc. as of December 31, 2012 were clarified in a promissory note in October 2013 with the main terms being:

—	The effective date is December 31, 2012. However, since the promissory note was only signed in October 2013 this is the relevant date for accounting purposes.
—	The principal amount together with any interest will be payable on December 31, 2015 (the maturity date)
—	The interest rate is 7.25%
—	Any amount of principal or interest which is not paid when due shall bear interest at the rate of 10% per year from the due date until it is paid
—	The conversion option as stated in the previous agreements and in note 9 was removed

The Company had borrowed $20,561,277 from Aires for the nine month period ended September 30, 2013, and $10,407,764 as of December 31, 2012, for a total of $30,969,041 as of September 30, 2013. The Company has borrowed $30,969,041 from Aires as of the filing date of this report.

Dr. Max Roessler

During the second half of 2012 up to the current nine month period, SunVesta AG entered into a series of interest free loans with Dr. Max Roessler, a director of the Company and a principal of Aires. The loans were originally due either on predetermined dates or on demand, in cash or in a fixed number of shares of certain publically traded entities. Since the predetermined due dates have now passed the loans have been extended by verbal agreement on undetermined terms, as follows:

Loan Date	Amount	Shares	Public Entity
July 24, 2012	$467,179	10,000	Schindler Holding AG
August 8, 2012	$401,838	700	Zug Estates Holding AG
March 1, 2013	$52,007	52,500	Datewyler Holding AG

Dia S.A.

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

Results of Operations

During the three and nine month periods ended September 30, 2013, our operations were focused on (i) completing the purchase of an additional 12 hectares contiguous with our existing property in Guanacaste Province, Costa Rica in connection with the development of the Paradisus Papagayo Bay Resort & Luxury Villas;(ii) appointing Mr. Rigendinger and Mr. Roessler to the board of directors and engaging Mr. Rigendinger as chief operating officer; (iii) obtaining building permits for the development of the Paradisus Papagayo Bay Resort & Luxury Villas property; (iv) commencing earth work excavations on the Paradisus Papagayo Bay Resort & Luxury Villas property; (v) discussions with prospective project development partners; (vi) pursuing additional debt and equity financing arrangements including a CHF bond offering through SunVesta AG in Europe and loans from related parties; and (vii) repaying a portion of the Euro and CHF bonds outstanding.

The Company has been funded since inception from debt or equity placements and by shareholders or partners in the form of loans. All of the capital raised to date has been allocated to the development of the Costa Rican property including the purchase of the land and general and administrative costs.

Comprehensive Losses

For the period from the date of inception of development stage on January 1, 2005, until September 30, 2013, the Company had incurred comprehensive losses of $36,518,594.

Comprehensive loss for the three month period ended September 30, 2013, was $5,026,039 as compared to a comprehensive loss of $1,802,538 for the three month period ended September 30, 2012. The increase in comprehensive losses over the comparative three month periods can be primarily attributed to an increase in general and administrative expenses to $2,214,880 in the current three month period as compared to $748,958 in the corresponding prior three month period, which increase can be attributed to share based remuneration costs and additional personnel costs of approximately $1,250,000, general increase in dues and fees of approximately $215,000 of which $50,000 are related to increased business activities in Costa Rica due to construction and losses due to foreign currency translation which increased  to $1,743,672 in the current three month period as compared to $507,439 in the corresponding prior three month period which change is due to volatility between Swiss Francs and US Dollars and the related foreign currency translation difference on intercompany loans which is classified as a permanent investment and the translation of the balance sheet and results of operations of our foreign subsidiaries.  Other contributing factors to the increase in comprehensive loss over the comparative three month periods can be attributed to the increase in interest expense from $421,173 to $715,894, due to interest accruing on bonds and notes, the decrease in interest income from $68,793 to $29,190, the result of decreased cash balances, the increase in losses to $349,567 from losses of $5,869, due to currency exchange differences, and the change in the fair value conversion feature related to the loans from Aires that resulted in a loss of $12,296 as compared to zero, offset by a decrease in the amortization of debt issuance costs and commissions from $150,894 to zero, and a decrease in other expenses to $18,920 from $36,998.

Comprehensive loss for the nine month period ended September 30, 2013, was $6,650,650 as compared to a comprehensive loss of $4,564,678 for the nine month period ended September 30, 2012. The increase in comprehensive losses over the comparative nine month periods can be primarily attributed to an increase in general and administrative expenses to $4,714,583 in the current nine month period as compared to $3,204,381 in the corresponding prior nine month period, which increase can be attributed to share based remuneration costs of approximately $1,525,000 in the actual nine month period (refer to note 12) , and the increase in interest expense to $1,751,906 in the current nine month period as compared to $1,051,926 in the corresponding prior nine month period. Other contributing factors to the increase in comprehensive loss over the comparative nine month periods can be attributed to the decrease in interest income to $35,927 from $76,063, the result of decreased cash balances, the change to a losses of $437,626 from a gain of $162,018, due to currency exchange differences, the change in the fair value conversion feature related to the loans from Aires that resulted in a loss of $26,170, the increase in other expenses to $60,101 from $23,386, and the increase in losses due to foreign currency translation which increased to $562,384 from $92,003, due to volatility between Swiss Francs and US Dollars and the related foreign currency translation difference on intercompany loans which is classified as a permanent investment and the translation of the balance sheet and results of operations of our foreign subsidiaries, offset by a decrease in amortization of debt issuance costs and commissions from $290,929 to $133,806, the zero effect of income taxes as compared to $140,136 associated with prospective penalties for late tax filings, and a gain of $1,000,000 related to the release of a prior period accrual to satisfy what was to be a penalty payable to Sol Meliá, S.A. based on the delayed purchase of the Paradisus Papagayo Bay Resort & Luxury Villas property.

We did not generate revenue during this period and we expect to continue to incur losses through the year ended December 31, 2013.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry-forward and startup costs that will offset future operating profits.

Capital Expenditures

The Company expended a significant amount on capital expenditures for the period from January 1, 2005 to September 30, 2013, in connection with the purchase of land that includes a hotel concession in Costa Rica and expects to incur future cash outflows on capital expenditure as discussed in the "Liquidity and Capital Resources" and the "Going Concern" paragraphs below.

Liquidity and Capital Resources

The Company has been in the development stage since inception and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

As of September 30, 2013, we had a working capital deficit of $21,780,578. We had current assets of $1,535,700 and total assets of $45,951,876. Our current assets consisted of $939,890 in cash, $94,577 in other assets and $501,233 in receivables from related parties. Our total assets consisted of property of $38,099,756 (mainly land and capitalized project costs for Paradisus Papagayo Bay Resort & Luxury Villas), deposits related to construction work of $302,000, net debt issuance costs of $1,075,376, down payments for property and equipment of $3,243,773 and restricted cash of $1,695,271. We had current liabilities of $23,316,278 and total liabilities of $60,282,294. Our current liabilities consisted of $3,716,539 in accounts payable, $3,016,452 in accrued expenses, $2,095,844 in a note payable, $1,768,086 in notes payable to related parties and $12,719,357 in Euro bond debt. Our total non-current liabilities consisted of CHF bond debt of $5,896,658, notes payable to related parties of $30,969,041, fair value conversion feature of $26,170 and pension liabilities of $74,147. Total stockholders’ deficit in the Company was $14,330,419 at September 30, 2013.

For the period from January 1, 2005 to September 30, 2013, net cash used in operating activities was $20,141,475.

Net cash used in operating activities for the nine months ended September 30, 2013, was $2,523,548 as compared to $2,884,693 for the nine months ended September 30, 2012, which differences reflect the increase in general and administrative expenses and changes in working capital. Net cash used in operating activities in the current nine month period is comprised of general and administrative expenses that include but are not limited to, personnel costs, accounting fees, consulting expenses, finder’s fees and professional fees, such as for auditing purposes and legal consultation, changes in other assets, accounts payable and accrued expenses. Net cash used in operating activities in the prior nine month period can also be primarily attributed to general and administrative expenses and changes in other assets, accounts payable and accrued expenses.

We expect to use net cash in operating activities until such time as net losses transition to net income which transition is not anticipated until we complete the Paradisus Papagayo Bay Resort & Luxury Villas project.

For the period from January 1, 2005 to September 30, 2013, net cash used in investing activities was $41,544,363.

Net cash used in investing activities for the nine months ended September 30, 2013, was $13,032,959 as compared to $8,738,172 for the nine months ended September 30, 2012. Net cash used in investing activities in the current nine month period can be attributed to receivables from related parties $463,833, the purchase of property and equipment $7,795,254, deposits related to construction $302,000, down payments for property $3,050,045 and restricted cash $1,421,827. Net cash used in investing activities in the prior nine month period ended September 30, 2012 can be attributed to receivables from related parties $1,598,031, the purchase of property or equipment $2,845,162 and down payments for property $4,639,979, offset by net cash provided by investing activities that can be attributed to short term investments $75,000.

We expect negative net cash in investing activities while in the process of developing the Paradisus Papagayo Bay Resort & Luxury Villas and looking to additional projects.

For the period January 1, 2005 to September 30, 2013, net cash provided by financing activities was $63,243,625.

Net cash provided by financing activities for the nine months ended September 30, 2013, was $16,195,937 as compared to $11,165,977 for the nine months ended September 30, 2012. Net cash provided by financing activities in the current nine month period can be attributed to proceeds from notes payable to related parties 18,519,824 and proceeds from SunVesta AG’s bond issuance $953,277, offset by net cash used in financing activities that can be attributed to the repayment of bonds $2,713,972  and the payment of debt issuance costs $563,192. Net cash provided by financing activities in the prior nine month period can be attributed to proceeds from notes payable to related parties $7,930,926, and proceeds from SunVesta AG’s bond issuance $4,220,317, offset by net cash used in financing activities that can be attributed to the payment of debt issuance costs $985,266.

We expect net cash flow provided by financing activities in future periods from those debt and equity infusions necessary to complete the development of the Paradisus Papagayo Bay Resort & Luxury Villas.

Management believes that our cash on hand in addition to short term related party loans and the guaranty agreement in place as described in the going concern paragraph below are sufficient for us to conduct operations over the next twelve months. Current debt financing efforts consist of a new Euro bond offering in progress, and short term related party loans that have permitted us to draw capital as necessary to meet ongoing operational requirements.

We had no lines of credit or other bank financing arrangements as of September 30, 2013.

We have commitments for executed purchase orders and agreements in the amount of $5.7 million as of September 30, 2013, in connection with the development of the Paradisus Papagayo Bay Resort & Luxury Villas, which commitments are included in the required financing of $180 million to complete the project. Most material commitments were not contractually agreed as of the end of the period.

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

We have cancellable commitments that are not included in the required financing for the development of the Paradisus Papagayo Bay Resort & Luxury Villas of approximately $39.5 million including approximately $15 million to third parties for the purchase of two additional concession properties in Polo Papagayo, Guanacaste, Costa Rica and approximately $24.5 million to Fundus for the purchase of a hotel and entertainment complex in Atlanta, Georgia, U.S.A.

We maintain a defined benefit plan that covers all of our Swiss employees and have an employment agreement with our chief executive officer and chief financial officer as of September 30, 2013.

We have no current plans for significant purchases or sales of plant or equipment, except in connection with the planned construction of the Paradisus Papagayo Bay Resort & Luxury Villas and discussed above.

We have no current plans to make any changes in the number of our employees as of September 30, 2013.

Future Financings

We will continue to rely on debt or equity sales of our shares of common stock to fund our business operations and may rely on a guaranty agreement to bridge traditional financing for the Paradisus Papagayo Bay Resort & Luxury Villas.

Off-Balance Sheet Arrangements

As of September 30, 2013, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Going Concern

The Company intends to build a hotel in the Papagayo Gulf Tourism Project area of Guanacaste, Costa Rica. The total net investment is estimated to be approximately $180 million.

The project is expected to open in the third quarter of 2015. Until the completion of the project, the following expenditures are estimated to be incurred:

a.	Gross project cost	$195,000,000
b.	Less: Proceeds from sale of villas	(24,000,000)
c.	Net project cost	171,000,000
d.	Overhead expenses	21,000,000
e.	Less: Recuperated in gross project cost	(12,000,000)
f	Total, excluding other potential projects	$180,000,000

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

Based on this guaranty agreement, management therefore believes that available funds are sufficient to finance cash flows for the twelve months subsequent to September 30, 2013 and the filing date though future anticipated cash outflows for investing activities will continue to depend on the availability of financing and can be adjusted as necessary.

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

Changes in Internal Control over Financial Reporting

During the period ended September 30, 2013, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.

RISK FACTORS

Not required of smaller reporting companies.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 3, 2013, the Company authorized the issuance of 3,000,000 shares of restricted common shares, valued at $0.05 a share and on July 4, 2013, granted to Max Roessler 10,000,000 stock options from the SunVesta, Inc. 2013 Stock Option Plan, that vest on the date that Sol Meliá S.A. assumes management responsibilities for the Paradisus Papagayo Bay Resort & Luxury Villas, in connection his appointment to the board of directors in reliance upon the exemptions from registration provided by Section 4(2) and Regulation S of the Securities Act of 1933, as amended (“Securities Act).

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

ITEM 3.

DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 57 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SunVesta, Inc.

Date

/s/ Josef Mettler

December 13, 2013

Josef Mettler

Chief Executive Officer, Chief Financial Officer,

Principal Accounting Officer and Director

/s/ Hans Rigendinger

December 13, 2013

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

10.4*

Debt Settlement Agreement dated March 1, 2010 between the Company and Hans Rigendinger (incorporated by reference from the Form 8-K filed with the Commission on March 10, 2010).

10.5*

Guaranty Agreement dated July 16, 2012 between SunVesta AG, Josef Mettler, Hans Rigendinger and Max Roessler.

10.6*

Employment Agreement dated January 1, 2013 between the Company and Hans Rigendinger (incorporated by reference to the Form 8-K filed with the Commission on February 4, 2013.

10.7*

Employment Agreement dated July 4, 2013 between the Company and Josef Mettler (incorporated by reference to the Form 10-Q filed with the Commission on October 10, 2013).

10.8

Assignment of Debt Agreement dated December 31, 2012 between the Company, SunVesta AG and Aires International Investments, Inc.

10.9

Debt Settlement Agreement dated December 31, 2012 between the Company and Hans Rigendinger.

10.10

Loan Agreement dated October 31, 2013 between SunVesta AG and Aires International Investments, Inc.

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