Form 10-K
period 2013-12-31
SUNVESTA, INC.
filed 2014-04-15
CIK 1060409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013.

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

12b-2 of the Exchange Act. Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock, $0.01 par value (the only class of voting stock), held by non-affiliates

(49,673,847  shares)  was  approximately  $3,228,800 based  on  the based  on the  average closing bid  and ask prices ($0.065) for  the common stock on April 14, 2014.

At  April  15,  2014,  the  number  of  shares  outstanding  of  the  registrant’s  common  stock,  $0.01  par  value  (the  only  class  of  voting stock), was 84,581,445.

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

We spun-off OPENLiMiT Holding AG to our stockholders on September 1, 2005. On August 24, 2007, we changed the Company’s name to “SunVesta, Inc.” and on August 27, 2007, acquired SunVesta Holding AG

(hereinafter “SunVesta AG”) as a wholly-owned subsidiary.

SunVesta AG was incorporated under the laws of Switzerland on December 18, 2001, and is domiciled in the Canton of Zurich, Switzerland. SunVesta AG operates through its wholly owned subsidiaries:

—    SunVesta Projects & Management AG (Switzerland)

—    SunVesta Costa Rica Limitada (Costa Rica)

—    Rich Land Investments Limitada (Costa Rica)

—    Altos del Risco SA (Costa Rica)

—    Profunda Capital Partners LLC (USA)

The Company’s principal place of business is located at Seestrasse 97, Oberrieden, Switzerland CH-8942.

Our telephone number is 011 41 43 388 40 60. Our registered agent is Hubco Registered Agents Services,

Inc., located at 155 Office Plaza Drive, 1st Floor, Tallahassee, Florida, 32301 and their telephone number is

(800) 443-8177.

SunVesta

Business Overview

We are in the process of developing high-end luxury hotels and resorts worldwide. Our initial focus is concentrated on offering luxury hotel products located in attractive, top-class coastal vacation destinations in countries such as Costa Rica that are fast emerging as popular tourist destinations. Each prospective development takes into consideration country specific conditions and general considerations that include the stability of local political conditions, geologically useful cultivability, and the types of destinations that attract a five-star clientele. Once identified as eligible, prospective developments are compared against a validation checklist and then, if warranted, subjected to a substantial due diligence process. Since location is the key to the success of any tourist based luxury real estate project, each development will be carefully considered during the eligibility process.

Initial Development

Our initial real estate development, to be constructed on 20.5 hectares of prime land located in Guanacaste

Province, Costa Rica, is the Paradisus Papagayo Bay Resort & Luxury Villas, a five star luxury hotel scheduled to open in the 4th quarter of 2015 subject to requisite financing.

Specifications

Paradisus Papagayo Bay Resort & Luxury Villas’ initial specifications are to be as follows:

—    eco-luxury all-inclusive resort

—    382-keys

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

The Royal Service area will include:

—    108 Junior Suites Grand Deluxe

(43-60* square meters)

—    2 Junior Suites Grand Deluxe for Handicapped Guests

(53* square meters)

—    6 Grand Master Suites

(87* square meters)

—    2 Deluxe Suites Presidential

(60 square meters)

—    1 Grand Presidential Suite (4 bedrooms)

(145* square meters)

—    20 one or two bedroom Garden Villas

(91–212* square meters)

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

—    33 Suites Premium

(93* square meters)

—    6 Handicapped Junior Suites Deluxe

(47* square meters)

—    1 Bridal Suites

(93* square meters)

—    2 Deluxe Suites Presidential

(88* square meters)

—    1 Presidential Suite

(194* square meters)

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

A comprehensive market analysis undertaken by HVS, an international hotel consulting and valuation firm,

concluded in September of 2013, that the Paradisus Papagayo Bay Resort & Luxury Villa’s on stabilization of operations would operate as a profitable business, with net income of 35.3% of total revenue.

Management

Overall project development is lead by Josef Mettler, our chief executive officer, Charles Fessel, project director Paradisus Papagayo Bay Resort & Luxury Villas, Hans Rigendinger, chairman of the board and chief operating officer of SunVesta AG and Ernst Rosenberger, the Company’s corporate controller. The lead architect is Ossenbach, Pendones & Bonilla, one of Costa Rica’s largest architectural offices with over

45 architects and designers. Civil engineering services are provided by DEHC Engineers and structural engineering services by IEAC. Landscape architects are TPA and interior designers are led by Concreta Srl.

Resort management is to be provided by Melía Hotels International (“Melía”). “Paradisus” is Melía’s five star all-inclusive luxury hotel brand that is well recognized in the hospitality industry around the world.

Melía was founded in 1956 in Palma de Mallorca, Spain and is today one of the world’s largest resort hotel chains, as well as Spain’s leading hotel chain for business or leisure. The company currently offers more than 300 hotels in 26 countries over four continents under its Gran Sol Melía, Sol Melía, ME by Sol Melía,

Innside by Sol Melía, Tryp, Sol Melía, Sol Melía Vacation Club, and Paradisus brands. The Paradisus brand represents all-inclusive luxury resorts with hotels in Mexico and the Dominican Republic, including:

Paradisus Palma Real (Dominican Republic)

—     496 oversized suites

—     numerous pools and whirlpools, five tennis courts, casino, beach, golf, meeting space, five restaurants, two buffets, nine bars, etc.

The Reserve at Palma Real (Dominican Republic)

—     184  rooms “Residential Concierge Suites”

—     private beach, swimming pools, 7800 sq ft “Kids Zone”, 24,000 sq. ft. Yhi Spa, three restaurants, two buffets, two bars, etc.

Paradisus Punta Cana (Dominican Republic)

—     884 oversized suites (500 - 1000+ sq ft)

—     seven pools, four tennis courts, casino, beach, “Kids Zone”, Yhi Spa and fitness, meeting rooms, 12 restaurants, eight bars, etc.

The Reserve at Punta Cana (Dominican Republic)

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

La Perla at Playa del Carmen

—     394 suites including 60 swim-up suites

—     Paradisus’ adults-only “Royal Service” level of accommodations

—     spas, meeting spaces, 11 restaurants, 10 bars, etc. (partially shared with La Esmeralda at

Playa del Carmen)

Our Paradisus Papagayo Bay Resort & Luxury Villas development is intended to replace Paradisus Resorts’

former Paradisus Playa Conchal in Guanacaste, Costa Rica which property was operated by Melía until

April 30, 2011. Our project is part of Melía’s master expansion plan, which includes the opening of two resorts in Playa del Carmen, Mexico. Melía aims to solidify Paradisus Resorts as a leader in the luxury all-inclusive market segment with the new properties in Playa del Carman and our own Paradisus Papagayo

Bay Resort & Luxury Villas project.

Additional Concession Properties

On April 20, 2012, SunVesta AG entered into an agreement with Meridian IBG (“Meridian”) to purchase two additional concession properties in Polo Papagayo, Gunacaste. The additional concession properties with a total surface of approximately 230,000 square metres, were to be purchased for a total of

$22,895,806 in addition to equity in the Polo Papagayo concession properties and the Paradisus Papagayo

Bay Resort & Luxury Villas. The agreement was amended on November 13, 2012, to eliminate the agreed equity payments, to decrease the total purchase price to $17,200,000 and to provide that all payments for the purchase were refundable in the event SunVesta AG determined not to complete the purchase. On May 7,

2013, the parties entered into a new agreement to replace the original amended agreement that included the following terms and conditions:

—     New purchase price of $17,500,000 of which amount $16,130,000 outstanding as of the date of the new agreement.

—     Payment of $8,000,000 to be paid directly by SunVesta AG to third party.

—     Payment of the $8,130,000 to be paid by SunVesta to Meridian.

—     Payments to be made according to a fixed schedule.

Third Party Payment Schedule

—    $300,000 on May 4, 2013, which was paid on May 3, 2013 and is non-refundable.

—    $1,000,000 on June 30, 2013, which is refundable, $700,000 of which amount was paid on

October 29, 2013. The remaining $300,000 is unpaid.

—    $1,000,000 on July 31, 2013, which is refundable and unpaid.

—    $1,000,000 on August 31, 2013, which is refundable and unpaid.

—    $1,500,000 on September 30, 2013, which is refundable and unpaid.

—    $1,500,000 on October 31, 2013, which is refundable and unpaid.

—    $1,700,000 on November 30, 2013, which is refundable and unpaid.

$8,000,000 in total to be paid to Third Party

Meridian Payment Schedule

—    $1,000,000 on January 31, 2014, which is non-refundable and unpaid

—    $1,000,000 on February 28, 2014, which is non-refundable and unpaid

—    $1,000,000 on March 31, 2014, which is non-refundable and unpaid.

—    $1,000,000 on April 30, 2014, which is non-refundable.

—    $1,000,000 on May 31, 2014, which is non-refundable.

—    $1,000,000 on June 30, 2014, which is non-refundable.

—    $1,000,000 on July 31, 2014, which is non-refundable.

—    $1,130,000 on August 31, 2014, which is non-refundable

$8,130,000 in total to be paid to Meridian

SunVesta AG  paid down-payments  on the purchase of  these properties  of $2,369,816  as of December 31,

2013.  Subsequent  to  the  annual  period  end,  SunVesta  AG  has  not  paid  any  further  amounts  against  the purchase price for the additional properties and is delinquent in its obligations to Meridian. SunVesta AG is in negotiations with Meridian to re-design and re-schedule payment of the purchase agreement.

Hotel and Entertainment Complex (Atlanta, Georgia, U.S.A)

On September 19, 2012, SunVesta AG entered into an agreement, as amended, with Fundus America

(Atlanta) Limited Partnership (“Fundus) to purchase a hotel and entertainment complex in Atlanta, Georgia

(United States of America). The entire purchase amount of $26 million for the assets had no firm financing commitment. Additionally, an additional amount of approximately $18 million for renovations would need to be invested in the hotel and entertainment complex. SunVesta AG pursued negotiations with various parties to procure a financing package to purchase and renovate the project but was unable to conclude the transaction. On October 15, 2013, the fifth amendment expired, causing the Company to fall into default.

Therefore, those amounts paid as non-refundable deposits and taxes related to the property of total

$1,573,957 were expensed on October 16, 2013. On October 28, 2013, SunVesta AG entered into a sixth amendment to the original purchase agreement with Fundus that required it to pay $2,500,000 by

November 12, 2013, as an initial installment against the purchase price and to pay the remaining

$22,500,000, taking into effect the $1,000,000 paid in deposits, by January 31, 2014. Since November 12,

2013, SunVesta AG was also obligated to pay six percent (6%) interest on the unpaid initial installment of

$2,500,000 to be paid with the remainder of the purchase price on January 31, 2014. Subsequent to

December 31, 2013, SunVesta AG decided not to continue with the acquisition due to the changes in the conditions related to the acquisition and an inability to adjust a financing package to the new conditions.

The parties have since entered into a settlement agreement in order to avoid the potential for litigation.

Finance

The anticipated completion of the Paradisus Papagayo Bay Resort & Luxury Villas in the fourth quarter of

2015 will require a net investment of approximately $171 million (excluding non-recuperated overhead expenses), of which approximately $44 million has been expended as of December 31, 2013. We expect to realize a minimum of $127 million in new funding over the next twelve months. New funding over the next twelve months is expected to be raised from a construction loan (see paragraph regarding Banco Nacional hereinafter), debt financing through bonds, shareholder loans and, if necessary, the guaranty agreement in place as described herein.

Bonds

SunVesta AG, has three bond issues outstanding as of year-end, denominated in either EUR (€) or Swiss

Francs (CHF).

EUR (€) Bonds

SunVesta AG initiated the offering of unsecured EUR bonds on December 1, 2010, of up to €25,000,000 in units of €1,000 that bore interest at 8.25% per annum payable each November 30 over a three year term that expired on November 30, 2013. SunVesta AG raised $792,740 for the year ended December 31, 2013 and

$4,015,549 for the year ended December 31, 2012, for a cumulative total raise of $15,009,447 as of

December 31, 2013, in connection with this offering. SunVesta AG was unable to repay $5,786,248 of that amount due for repayment on November 30, 2013 as of December 31, 2013. As of the filing date of this report, the amount that remained due on the first EUR bond offering as of the end of the annual period has been paid in full.

SunVesta AG initiated a second offering of unsecured EUR bonds on December 2, 2013, of up to

€15,000,000 in units of €10,000 that bear interest at 7.25% per annum payable each December 1 over a three year term that expires on December 2, 2016. SunVesta AG raised $6,603,097 for the year ended

December 31, 2013, and has raised a cumulative amount of $8,138,410 as of the date of this report.

Swiss Francs (CHF) Bonds

SunVesta AG initiated the offering of CHF bonds on September 1, 2011, of up to CHF 15,000,000 in units of CHF 50,000 that bear interest at 7.25% per annum payable each August 31 over a four year term that expires on August 31, 2015. SunVesta AG raised $2,650,882 for the year ended December 31, 2013 and

$3,191,888 for the year ended December 31, 2012, for a total cumulative raise of $10,031,640 as of

December 31, 2013, and has raised a cumulative net amount of $11,315,500 as of the date of this report.

Aires International Investment, Inc.

On July 27, 2011, SunVesta AG entered into a line of credit agreement with Aires International Investment,

Inc. (“Aires”), a company owned by a board member of the Company. The agreement was amended on

May 11, 2012, and on June 21, 2012. The amended agreement includes the following provisions:

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

On  October  31,  2013,  SunVesta  AG  and  Aires  signed  a  new  loan  agreement  that  includes  the  following main clauses:

—     All existing loan agreements, including amendments, between SunVesta AG and Aires were cancelled and superseded by the new agreement.

—     The loan shall not be due before December 31, 2015, but at the latest on December 31, 2020.

—     Both parties have the option, despite of the scheduled repayment dates, to cancel the loan agreement with a notice period of 90 days, and in the case of SunVesta AG full repayment.

—     The complete loan amount including further additions is subordinated.

—     Yearly interest on the loan is 7.25% that will be credited to the loan account.

Furthermore, SunVesta AG, Aires and the Company entered into an assignment of debt agreement, dated effective December 31, 2012, whereby the parties agreed that SunVesta AG’s debt to Aires as of December

31, 2012, in the amount of CHF 10,044,370, including accrued interest, be assumed by the Company with the following conditions:

—     The principal amount together with any interest shall be payable on December 31, 2015.

—     The interest rate is 7.25%

—     Any amount of principal or interest which is not paid when due shall bear interest at the rate of 10% per year from the due date until paid

The Company has borrowed on a consolidated basis approximately $33,410,000 from Aires as of

December 31, 2013, and $10,407,764 from Aires as of December 31, 2012.

Dr. Max  Rössler

During 2012 up to the current year end period, SunVesta AG entered into a series of interest free loans with

Dr. Max Rössler, a director of the Company and a principal of Aires. The loans were originally due either on predetermined dates or on demand, repayable in cash or in a fixed number of shares of certain publically traded entities, as follows:

Date

Amount

Shares

Due Date

Public Entity

June 7, 2012

$1,810,000

10,000

May 30, 2013*

Intershop Holding AG

*Debt obligation transferred to Aires on April 19, 2013, now governed by the terms and conditions of the loan agreement with Aires dated October 31, 2013.

Date

Amount

Shares

Due Date

Public Entity

July 24, 2012

$470,000

10,000

May 30, 2014

Schindler Holding AG

August 8, 2012    $400,000

700

May 30, 2014

Zug Estates Holding AG

March 1, 2013     $50,000

52,500

May 30, 2014

Datewyler Holding AG

Dia S.A.

On March 8, 2013, SunVesta AG entered into an interest free loan agreement with DIA S.A. in the amount of $2,000,000 payable on March 8, 2014, in connection with the purchase of land adjacent to the Paradisus

Papagayo Bay Resort & Luxury Villas from Altos held in the name of Altos del Risco S.A. The terms of the loan agreement were amended on February 19, 2014, to extend the due date for said payable until February of 2015.

Guaranty Agreement

During the year ended December 31, 2013, the Company borrowed $1,065,693 at 3% interest from Josef

Mettler pursuant to the terms and conditions of the guaranty agreement dated July 16, 2012. The amount borrowed has decreased to $584,604 as of the filing date of this report.

Banco Nacional

Subsequent to year end, on March 13, 2014, the Company received conditional approval for a credit facility of $50,000,000 from Banco Nacional, San José, Costa Rica, subject to the fulfillment of certain legal and financial conditions, including but not limited to, increasing the capitalization of AdR to a minimum of

$10,000,000. The Company expects to fulfill all these conditions. The credit facility is expected to be part of a syndicated loan in the aggregate amount of $100,000,000 which amount may be allocated in equal shares between Banco de Costa Rica and Banco Nacional. However, we have not received notice of Banco

Costa Rica’s conditional participation. Should we meet the conditions of the loan and the anticipated credit facility made available to us, we do not expect to be able to draw against same before the middle of 2014.

Timeline

Our expected timeline for developing the Paradisus Papagayo Bay Resort & Luxury Villas is as follows:

—     complete architectural plans in the 2nd  quarter of 2014

—     secure construction loan in the 2nd quarter of 2014

—     commence onsite vertical construction in the 2nd quarter of 2014

—     complete construction in the 3rd quarter of 2015

—     handover to Melía in the 4th quarter of 2015

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

Despite what might be construed as obvious obstacles to entry, including  robust competition within the hospitality industry in Guanacaste Province, we believe that our development of the Paradisus Papagayo

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

However, in 2013 TI determined that the number of visitors rose to a historical record of 2.34 million,

which number represented a 6.9% increase over 2012. The continuing increase in visitors to Costa Rica over the period indicates a mature demand market attractor with very positive worldwide destination positioning.

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

TI has determined that the most relevant origin markets in terms of demand are the United States, Canada and Mexico which generated approximately 48% of all tourists followed by Central American countries including Guatemala, El Salvador, Panama and Nicaragua, which generated approximately 31% of the tourists arriving in Costa Rica in 2011. According to official data, the United States remains the largest source of tourists to Costa Rica with a total of 929,402 in 2013, representing 40% of all visits. Tourists from

European countries represented approximately 14% all tourists in 2011 led by Spain, Germany, France,

Holland and the United Kingdom.

TI and the Directorate General of Immigration (DGME) reported that in the first two months of 2014 there were 545,117 tourists through all ports, an increase of 36,110 from January and February of 2013.  Air arrivals were the most increased with 351,777 arrivals in the first two months of 2014 compared to the same period in 2013, an increase of 9%, representing the greatest increase over the last four years.  The increase in airport arrivals is directly related to the government’s policy to attract new airlines, including Spirit

Airlines, Frontier Airlines, JetBlue, Interjet, Aeromexico, United Airlines and Delta Airlines.  Most visitors to Costa Rica arrive through the airport in San Jose, Costa Rica, during three peak seasons from December to January, March to April and June through August. Recently however, there has been an increase in the number of visitors received through the country’s second airport in Liberia, Guanacaste. Entering the country through Liberia airport enables weary travelers to be on the Guanacaste beaches within an hour of arrival.

TI has also reported that medical tourism in 2011 generated $388 million from some 48,000 foreigners, of which 82% came from the United States, 11% from Canada, 3% from Central America and the Caribbean and 1% from Europe and Asia. Proximity to North America is particularly attractive to tourists arriving from the United States who seek out quality in medical services and lower costs.  Costa Rica estimates that medical tourism offers from 30% to 50% in savings as compared to US costs for quality dental and cosmetic surgery services, and on average, up to 70% in lower costs for nonsurgical procedures and tests.  IT states that its goal in 2014 is to attract 100,000 health tourists.

When it comes to facilitating hospitality in Costa Rica, TI expects that 1,309 new rooms will be added to existing inventory by November 2014 to service the need and forecasts strong growth in the hotel sector over the next two years.  IT also notes that seven major hotel projects are currently under way in Costa Rica and that positive signs of growth in the vacation rentals sector in Guanacaste province. However, hotel records in Guanacaste, as detailed by TI statistics, evidence that the number of hotels in the 4 to 5 star category has not increased since 2008 while the number of 4 or 5 star category rooms has increased from

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

ITEM 2.

PROPERTIES

Costa Rican Properties

The Company owns approximately 20 hectares of undeveloped prime land in Guanacaste Province, Costa

Rica, approximately 12 hectares of which was purchased as a separate parcel. The properties are contiguous and comprise the on which the Company is in the process of developing the Paradisus Papagayo Bay Resort

& Luxury Villas. The purchase of the additional 12 hectares was based on an agreement dated March 22,

2010 with DIA S.A. of San Jose, Costa Rica. The purchase price of $12,700,000 was paid on terms, of which $10,700,000 had been paid against the purchase price of the property as of December 31, 2013, with the remainder of $2,000,000 converted into an interest free loan due by February of 2015.

On April 20, 2012, SunVesta AG entered into an agreement with Meridian to purchase two additional concession properties in Polo Papagayo, Gunacaste for$ 22,895,806 in addition to equity in the Polo

Papagayo concession properties and the Paradisus Papagayo Bay Resort & Luxury Villas. The additional concession properties comprise a total surface area of approximately 230,000 square meters. The agreement was amended on November 13, 2012, to eliminate the agreed equity payments, to decrease the total purchase price to $17,200,000 and to provide that all payments for the purchase were refundable in the event SunVesta AG determined not to complete the purchase. On May 7, 2013, the parties entered into a new agreement that replaced the original contract, with a new total purchase price of $17,500,000 and a remaining due of $16,130,000 as of the date of the agreement. The new agreement includes a payment plan for the remainder due to be divided amongst Meridian and a third party. SunVesta AG had paid down-payments on the purchase of these properties of $2,369,816 as of December 31, 2013. Subsequent to

the annual period end, SunVesta AG has not paid any further amounts against the purchase price for the additional properties and is delinquent in its obligations to Meridian. SunVesta AG is in negotiations with

Meridian to re-design and re-schedule payment of the purchase agreement.

Executive Offices

We maintain our offices at Seestrasse 97, Oberrieden Switzerland CH-8942 on a leasehold basis with an annual rental expense of $130,000 per annum through December 31, 2017.

The Company recognized lease expenses of $130,000 and $125,000 for the years ended December 31, 2013 and 2013, respectively, for the use of these executive offices. We believe that we have sufficient office space for the foreseeable future in order to pursue the completion of the project described herein.

ITEM 3.

LEGAL PROCEEDINGS

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS,

AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the Over the Counter Pink Sheets, a service maintained by

OTC Link under the symbol “SVSA.” Trading in the common stock over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. These prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the years ended December 31, 2013 and 2012 are as follows:

Year

Quarter Ended

High

Low

2013

December 31

$0.12

$0.10

September 30

$0.30

$0.05

June 30

$0.10

$0.05

March 31

$0.10

$0.05

2012

December 31

$0.15

$0.01

September 30

$0.20

$0.03

June 30

$0.30

$0.09

March 31

$0.30

$0.03

Capital Stock

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of December 31, 2013, there were 84 shareholders of record holding a total of 83,541,445 shares of fully paid and non-assessable common stock of the 200,000,000 shares of common stock, par value $0.01,

authorized. The board of directors believes that the number of beneficial owners is greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

As of December 31, 2013, there were no shares issued and outstanding of the 50,000,000 shares of preferred stock authorized. The par value of the preferred stock is $0.01 per share. Our preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the board of directors.

Stock Options

As of December 31, 2013, we have granted 32,000,000 outstanding stock options, pursuant to the 2013

SunVesta Stock Option Plan, to purchase shares of our common stock at an exercise price of $0.05 that vest according to the realization of specific milestones, none of which have vested as of year-end.

Warrants

As of December 31, 2013, we have no outstanding warrants to purchase shares of our common stock.

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

Discussion and Analysis

Our plan of operation through July of 2015 is to complete the Paradisus Papagayo Bay Resort & Luxury

Villas project that will require a total net investment of approximately $171 million (excluding non-recuperated overhead expenses).  We expect to realize a minimum of $70 million in new funding over the next twelve months, though our actual financing requirements may be adjusted to suit that amount realized, and an additional $57 million in funding by the time the development is completed. New funding over the next twelve months is expected to be raised from debt financing through bonds, shareholder loans and the guaranty agreement in place as described herein.

Results of Operations

During the year ended December 31, 2013, our operations were focused on (i) completing the purchase of an additional 12 hectares contiguous with our existing property in Guanacaste Province, Costa Rica in connection with the development of the Paradisus Papagayo Bay Resort & Luxury Villas;(ii) appointing

Mr. Rigendinger and Mr.  Rössler to the board of directors and engaging Mr. Rigendinger as chief operating officer; (iii) obtaining building permits for the development of the Paradisus Papagayo Bay Resort &

Luxury Villas property; (iv) commencing earth work excavations on the Paradisus Papagayo Bay Resort &

Luxury Villas property; (v) discussions with prospective project development partners; (vi) pursuing additional debt and equity financing arrangements including a new Euro bond offering through SunVesta

AG in Europe and procuring loans from related parties; and (vii) repaying a portion of the Euro bond outstanding.

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

Comprehensive Losses

For the period from the date of inception of development stage on January 1, 2005, until December 31,

2013, the Company had incurred comprehensive losses of $41,907,111.

Comprehensive losses for the year ended December 31, 2013 were $12,039,166 as compared to $7,339,214 for the year ended December 31, 2012. The increase in comprehensive losses over the comparative twelve month period periods can primarily be attributed to an increase in general and administrative expenses to

$8,323,503, from $4,467,015, of which significant components include the increase in personnel costs of

$1,864,845 (mainly due to stock compensation), the complete write off of those expenses associated with the hotel and resort project in Atlanta, Georgia of $1,573,957, the increase in consulting expenses of

$590,842, offset by a decrease of in other operating expenses of $356,354. Other contributing factors to the increase in comprehensive losses over the comparative twelve month periods include the increase in interest expense to $2,589,556 from $1,511,137, due to interest accruing on bonds and notes, the loss on currency exchange difference of $844,394 from a gain of $206,821, the decrease in interest income to

$44,383 from $101,086,  the increase in other expenses to $91,784 from $35,435 and the increase in foreign currency translation loss to $1,100,506 from $1,064,531, which change is due to volatility between Swiss

Francs and US Dollars and the related foreign currency translation difference on intercompany loans which is classified as a permanent investment and the translation of the balance sheet and results of operations of our foreign subsidiaries, offset by a gain of $1,000,000 related to the release of an accrual for a penalty that was to be paid to Melía.

We did not generate revenue during this period and we expect to continue to incur losses through the year ended December 31, 2014.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry-forward and startup costs that will offset future operating profits.

Capital Expenditures

The Company expended a significant amount on capital expenditures for the period from January 1, 2005 to

December 31, 2013, in connection with the purchase of land that includes a hotel concession in Costa Rica and expects to incur future cash outflows on capital expenditure as discussed in the "Liquidity and Capital

Resources" and the "Going Concern" paragraphs below.

Liquidity and Capital Resources

The Company has been in the development stage since inception and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

As of December 31, 2013, we had a working capital deficit of $20,196,341. We had current assets of

$650,927 and total assets of $50,430,640. Our current assets consisted of $629,673 in cash, and $21,254 in other assets. Our total assets consisted of current assets and property and equipment of $43,372,214,

deposits related to construction work of $650,685 net debt issuance costs of $1,689,023, down payments for property and equipment of $2,369,816 and restricted cash of $1,697,974.

As of December 31, 2013, we had current liabilities of $20,847,269 and total liabilities of $69,692,823. Our current liabilities consisted of $7,063,071 in accounts payable, $3,276,506 in accrued expenses, $2,000,000 in a note payable, $2,721,445 in notes payable to related parties and $5,786,248 in Euro bond debt. Our non-current liabilities consisted of new Euro bond debt of $6,757,065, CHF bond debt of $8,558,443, notes payable to related parties of $33,409,095, other long term debts of $30,426 and pension liabilities of

$90,524.  Total stockholders’ deficit in the Company was $19,262,182 at December 31, 2013.

For the period from January 1, 2005 to December 31, 2013, our net cash used in operating activities was

$18,866,587.

Net cash used in operating activities for the twelve months ended December 31, 2013, was $1,348,660  as compared to $4,648,535 for the twelve months ended December 31, 2012, which differences reflect changes in working capital. Net cash used in operating activities in the current twelve month period is primarily comprised of general and administrative expenses that include but are not limited to, personnel costs, accounting fees, consulting expenses, travel expenses, rental costs, professional fees, such as for auditing purposes and legal consultation and changes in other assets, accounts payable and accrued expenses. Net cash used in operating activities in the prior twelve month period can also be primarily attributed to general and administrative expenses and changes in other assets, accounts payable and accrued expenses.

We expect negative net cash in operating activities until such time as net losses transition to net income which transition is not anticipated until we complete the Paradisus Papagayo Bay Resort & Luxury Villas project in 2015.

For the period from January 1, 2005 to December 31, 2013, our net cash used in investing activities was

$47,715,195.

Net cash used in investing activities for the twelve months ended December 31, 2013, was $19,203,791 as compared to $13,190,950 for the twelve months ended December 31, 2012. Net cash used in investing activities in the current twelve month period is comprised of other receivables from related parties, the purchase of property and equipment, deposits related to construction, down payments for property and equipment, and restricted cash. Net cash used in investing activities in the prior twelve month period is comprised of other receivables from related parties, the purchase of property and equipment, and down payments for property and equipment, offset by short term investments.

We expect negative net cash in investing activities while in the process of developing the Paradisus

Papagayo Bay Resort & Luxury Villas and looking to additional projects.

For the period January 1, 2005 to December 31, 2013, our net cash provided by financing activities was

$67,907,230. Net cash provided by financing activities for the twelve months ended December 31, 2013,

was $20,859,541 as compared to $17,603,793 for the year ended December 31, 2012. Net cash provided by financing activities in the current twelve month period is comprised of proceeds from SunVesta AG’s bond issuance and advances from related parties, offset by the repayment of bonds and the payment of debt issuance costs. Net cash provided by financing activities in the prior twelve month period ended December

31, 2012, was comprised of proceeds from notes payable related parties, and proceeds from bond issuances,

offset by the repayment of bonds, and debt issuance costs.

We expect net cash flow provided by financing activities from the debt and equity infusions necessary to complete the development of the Paradisus Papagayo Bay Resort & Luxury Villas.

Management believes that our cash on hand, ongoing proceeds from our new Euro bond offering, short term related party loans and the assurance of the guaranty agreement as described in the going concern paragraph below are sufficient for us to conduct operations over the next twelve months.

We had no lines of credit or other bank financing arrangements as of December 31, 2013.

We have commitments for executed purchase orders and agreements in the amount of $57 million as of

December 31, 2013, in connection with the development of the Paradisus Papagayo Bay Resort & Luxury

Villas, which commitments are included in the required estimated financing of $185 million to complete the project. Most material commitments were not contractually agreed as of the end of the period.

The fifth addendum (dated September 6, 2013) to the management agreement with Melía stipulates that should the completion of the construction not occur by July 1, 2015, and should an extension date not be agreed, subsequent to July 1, 2015, Melía will be entitled to receive a daily amount of $2,000 as liquidated damages. Should the completion of the construction not occur by October 1, 2015 Melía will be entitled to terminate the management agreement and to receive a termination amount of $5 million unless the parties agree in writing to extend such date. Management is in negotiations with Melía to have the prospective penalty abated due to delays associated with architectural changes requested by Melía.

We have cancellable commitments that are not included in the required financing for the development of the Paradisus Papagayo Bay Resort & Luxury Villas of approximately $15,000,000 as of December 31,

2013, to Meridian for the purchase of two additional concession properties in Polo Papagayo, Guanacaste,

Costa Rica.

We maintain a defined benefit plan that covers all of our Swiss employees and have employment agreements with our chief executive officer and chief operating officer as of December 31, 2013.

We have no current plans for significant purchases or sales of plant or equipment, except in connection with the planned construction of the Paradisus Papagayo Bay Resort & Luxury Villas and discussed above.

We have no current plans to make any changes in the number of our employees as of December 31, 2013.

Future Financings

We have received conditional approval for a credit facility of $50,000,000 from Banco Nacional, San José,

Costa Rica, subject to the Company’s fulfillment of certain legal and financial conditions which it believes can be met. Further, the credit facility is expected to be part of a syndicated loan in the aggregate amount of

$100,000,000 which amount may be allocated in equal shares between Banco de Costa Rica and Banco

Nacional. However, we have not received notice of Banco Costa Rica conditional participation in this loan.

Should we meet the conditions of the loan – one of which is to capitalize AdR with a minimum of

$10,000,000 in equity –and the anticipated credit facility made available to us, we do not expect to be able to draw against same before the middle of 2014. Further, we will continue to rely on debt financing through bonds, shareholder loans and, if necessary, the guaranty agreement in place as described herein to finance our on-going business, as well as we expect to raise the $10,000,000 additional equity funds for AdR through these sources of finance.

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Going Concern

The Company intends to build a hotel in the Papagayo Gulf Tourism Project area of Guanacaste, Costa

Rica. The total net investment is estimated to be approximately $171 million.

The  project  is  expected  to  open  in  the  fourth  quarter  of  2015.  Until  the  completion  of  the  project,  the following expenditures are estimated to be incurred:

a.     Gross project cost

$

195,000,000

b.    Less: Proceeds from sale of villas

(24,000,000)

c.     Net project cost

171,000,000

d.    Overhead expenses

26,000,000

e.     Less: Recuperated in gross project cost

(12,000,000)

f      Total, excluding other potential projects

$

185,000,000

Sixty percent  (60% ) of the “Net project cost” is going to be financed by traditional mortgage loans, for which negotiations have been initiated. The remaining forty percent (40% of  the “Net project cost”, as well as “non-recuperated overhead expenses” and the cost of potential “other projects” are going to be financed by the main shareholders or lenders of the project, i.e. Zypam Ltd., shareholder and related entity to Mr.

Josef Mettler, Mr. Hans Rigendinger, shareholder, chief operating officer and Company board member, Mr

Max Rössler, Company board member and controlling shareholder of Aires, Mr Josef Mettler, shareholder,

director and chief executive officer.

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

Based on this guaranty agreement, management believes that available funds are sufficient to finance cash flows for the twelve months subsequent to December 31, 2013 and the filing date, though future anticipated cash  outflows  for  investing  activities  will  continue  to  depend  on  the  availability  of  financing  and  can  be adjusted as necessary.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our  audited  financial  statements  for  the  years  ended  December  31,  2013  and  2012  are  attached  hereto  as

F-1 through F-42.

SUNVESTA, INC.

(A Development Stage Company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

Page

Report of Independent Registered Public Accounting Firm

F-2

Consolidated Balance Sheets

F-3

Consolidated Statements of Comprehensive Loss

F-4

Consolidated Statements of Stockholders’ Equity (Deficit)

F-5

Consolidated Statements of Cash Flows

F-6

Notes to Consolidated Financial Statements

F-8

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

SunVesta, Inc. (a Development Stage Company), Oberrieden, Switzerland

We  have  audited  the  accompanying  consolidated  balance  sheets  of  SunVesta,  Inc.  (a  Development  Stage

Company)  as  of  December  31,  2013  and  2012  and  the  related  consolidated  statements  of  comprehensive  loss,

stockholders’  equity (deficit),  and  cash  flows  for  the  years  ended December  31,  2013 and  2012  and the  period

from  January  1,  2005  (date  of  inception  of  the  development  stage)  to  December  31,  2013.   These  financial

statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of SunVesta, Inc. for the period  from  inception  to  December  31,  2010.  Such  statements  are  included  in  the  cumulative  inception  to

December 31, 2013 totals of the statements of comprehensive loss and cash flows and reflect total revenues and net losses of 0% and 31%, respectively of the related cumulative totals. Those statements were audited by other auditors  whose  report  has  been  furnished  to  us,  and  our  opinion,  insofar  as  it  relates  to  amounts  for  the  period from inception to December 31, 2010, included in the cumulative totals, is based solely on the report of the other auditors.

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

Company) at December 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended

December 31, 2013 and 2012 and the period from January 1, 2005 (date of inception of the development stage)

to  December  31,  2013,  in  conformity  with  accounting  principles  generally  accepted  in  the  United  States  of

America.

Zürich,  April 15, 2014

BDO Visura International AG

/s/ Christoph Tschumi                      /s/ Benjamin Patzen

Christoph Tschumi

Benjamin Patzen

SUNVESTA, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

December 31, 2013

December 31, 2012

Assets

Current assets

Cash and cash equivalents

$

629,673

260,520

Other assets

21,255

39,238

Total current assets

650,928

299,758

Non-current assets

Property and equipment - net

43,372,214

16,799,540

Deposits related to construction work

650,685

-

Debt issuance costs - net

1,689,023

1,649,216

Down payment for property and equipment

2,369,816

10,320,144

Restricted cash

1,697,974

241,500

Total non-current assets

49,779,712

29,010,400

Total assets

$

50,430,640

29,310,158

Liabilities and stockholders' equity (deficit)

Current liabilities

Accounts payable

7,063,070

827,102

Accrued expenses

3,276,506

3,868,914

Note payable

2,000,000

-

Notes payable to related parties

2,721,445

3,432,064

EUR-Bond

5,786,248

14,216,707

Total current liabilities

20,847,269

22,344,787

Non-current liabilities

EUR-Bond

6,757,065

-

CHF-Bond

8,558,443

5,689,364

Notes payable to related parties

33,409,095

11,125,741

Other long term debts

30,426

-

Pension liabilities

90,524

74,075

Total non-current liabilities

48,845,553

16,889,180

Total liabilities

$

69,692,822

39,233,967

Stockholders' equity (deficit)

Preferred stock, $0.01 par value; 50,000,000 shares

authorized, no shares issued and outstanding

-

-

Common stock, $0.01 par value; 200,000,000 shares

authorized; 83,541,445 shares issued and outstanding

835,416

540,922

Additional paid-in capital

21,852,666

19,446,367

Accumulated other comprehensive loss

(2,202,914)

(1,102,408)

Retained earnings prior to development stage

1,602

1,602

Deficit accumulated during the development stage

(39,725,197)

(28,786,537)

Treasury stock, 157,220 and 157,220 shares

(23,755)

(23,755)

Total stockholders' equity (deficit)

(19,262,182)

(9,923,809)

Total liabilities and stockholders' equity (deficit)

$

50,430,640

29,310,158

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Years Ended December 31, 2013 and 2012 and Cumulative Amounts

Cumulative

2013

2012

Amounts*

Revenues

Revenues, net

$

-

-

-

Cost of revenues

-

-

-

Gross profit

-

-

-

Operating expenses

General and administrative expenses

(8,323,503)

(4,467,015)

(29,532,760)

Sales and marketing

-

-

(480,872)

Impairment of property and equipment

-

-

(1,311,000)

Release of accrual for penalty to Mélia Hotel & Resorts

1,000,000

-

1,000,000

Total operating expenses

(7,323,503)

(4,467,015)

(30,324,632)

Loss from operations

$

(7,323,503)

(4,467,015)

(30,324,632)

Other income / - expenses

Loss on disposals of assets

-

-

(3,258)

Loss on sale of investments

-

-

(1,137,158)

Loss on extinguishment of debt

-

-

(1,806,758)

Interest income

44,383

101,086

212,350

Interest expense

(2,589,556)

(1,511,137)

(5,064,539)

Amortization of debt issuance costs and commissions

(133,806)

(428,868)

(938,044)

Exchange differences

(844,394)

206,821

(468,337)

Other income / - expenses

(91,784)

(35,435)

(54,685)

Total other income / - expenses

(3,615,157)

(1,667,533)

(9,260,429)

Loss before income taxes

(10,938,660)

(6,134,548)

(39,585,061)

Income Taxes

-

(140,136)

(140,136)

Net loss

(10,938,660)

(6,274,684)

(39,725,197)

Comprehensive loss:

Foreign currency translation

(1,100,506)

(1,064,531)

(2,181,914)

Comprehensive loss

$

(12,039,166)

(7,339,215)

(41,907,111)

Loss per common share

Basic and diluted

$

(0.14)

(0.12)

Weighted average common shares

Basic and diluted

76,171,495

54,092,186

* Cumulative amounts: January 1, 2005 (date of inception of the development stage) to December 31, 2013

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

January 1, 2005 (Date of Inception) to December 31, 2013

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

-

-

-

(1,064,531)

Stock based compensation expense

-

717,976

-

-

-

-

717,976

December 31, 2012

540,922

19,446,367

(1,102,408)

1,602

(28,786,537)

(23,755)

(9,923,809)

Net loss

-

-

-

-

(10,938,660)

-

(10,938,660)

Translation adjustments

-

-

(1,100,506)

-

-

-

(1,100,506)

Stock based compensation expense

115,000

1,867,816

-

-

-

-

1,982,816

Issuance of stock for debt

179,494

538,483

-

-

-

-

717,977

December 31, 2013

$

835,416     $

21,852,666     $

(2,202,914)     $

1,602     $

(39,725,197)     $

(23,755)     $

(19,262,182)

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2013 and 2012 and Cumulative Amounts

2013

2012

Cumulative*

Amounts

Cash flows from operating activities

Net loss

$

(10,938,660)

(6,274,684)

(39,725,197)

Adjustments to reconcile net loss to net cash

Depreciation and amortization

50,967

31,350

371,052

Other income/expenses

-

(60,700)

(60,700)

Write-off down payment on property

1,573,957

-

1,573,957

Release of accrual for penalty to Melía Hotels & Resorts

(1,000,000)

-

(1,000,000)

Impairment of property and equipment

-

-

1,311,000

Amortization of debt issuance cost and commissions

133,806

428,867

945,742

Unrealized exchange differences

844,395

(206,821)

468,338

Stock compensation expense

1,982,816

717,976

2,808,061

Loss on securities acquired as deposit on stock

-

-

1,008,324

Loss on disposal of assets

-

-

3,258

Loss on extinguishment of debt

-

-

1,806,758

Increase in pension fund commitments

16,449

23,734

90,524

- Increase / decrease in:

Other current assets

17,983

(41,273)

(31,894)

Accounts payable

5,662,036

(574,034)

7,024,955

Accrued expenses

307,591

1,307,050

4,439,235

Net cash used in operating activities

(1,348,660)

(4,648,535)

(18,966,587)

Cash flows from investing activities

Proceeds from securities available-for-sale

-

-

1,740,381

Short term investments

-

75,000

-

Other receivables from related parties

(856,522)

(1,728,835)

(3,028,856)

Purchase of property and equipment

(12,524,712)

(4,567,028)

(30,292,520)

Deposits related to construction

(650,685)

-

(650,685)

Down payments for property and equipment

(3,750,045)

(6,970,086)

(13,820,188)

Other non-current assets

-

-

(241,500)

Restricted cash

(1,421,827)

-

(1,421,827)

Net cash used in investing activities

(19,203,791)

(13,190,950)

(47,715,195)

Cash flows from financing activities

Net proceeds from deposit on stock

-

-

3,664,417

Proceeds from stock issuance

-

-

300,000

Proceeds from notes payable related parties

22,769,759

13,070,429

49,989,480

Repayment of notes payable related parties

-

-

(778,243)

Advances from third parties

-

-

700,000

Note payable

-

-

(714,819)

Proceeds from bond issuance, net of commissions

9,663,234

7,085,507

31,086,035

Repayment of bonds

(9,779,614)

(1,474,823)

(11,254,437)

Payment for debt issuance costs

(1,793,838)

(1,077,320)

(5,061,449)

Purchase of treasury stock

-

-

(23,755)

Net cash provided by financing activities

20,859,541

17,603,793

67,907,230

Effect of exchange rate changes

62,063

(9,289)

(596,330)

Net increase / - decrease in cash

369,153

(244,980)

629,118

Cash and cash equivalents, beginning of period

260,520

505,500

555

Cash and cash equivalents, end of period

$

629,673

260,520

629,673

* Cumulative amounts: January 1, 2005 (date of inception of the development stage) to December 31, 2012

The accompanying notes are an integral part of these consolidated financial statements

SUNVESTA, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2013 and 2012 and Cumulative Amounts

Continued

2013

2012

Additional information

Interest paid

717,472

832,530

Income taxes paid

-

-

Conversion of note payable to Hans Rigendinger to

to stockholders equity (non-cash)

717,977

-

Purchase of property and equipment through a note payable

(non-cash)

2,000,000

-

Reclassification of down payment for property and equipment

to property and equipment

10,200,000

-

Capitalized interest and debt issuance costs for construction

(non-cash)

2,039,000

1,215,000

Reclassification of loan from Dr. Rössler to Aires loan

1,740,000

-

Assumption of receivables in settlement of related party payable payable (non-cash)

856,522

2,506,035

Bond issuance with offset against related party payable

(non-cash)

324,828

-

* Cumulative amounts: January 1, 2005 (date of inception of

the development stage) to December 31, 2013

The accompanying notes are an integral part of these consolidated financial statements

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

1.

CORPORATE INFORMATION

In January 2005 (date of inception of development stage), SunVesta Inc. (the “Company”) changed its  business  focus  to  the  development  of  holiday  resorts  and  investments  in  the  hospitality  and

related   industry.   The   Company   has   not   materialized   any   revenues   yet   and   is   therefore   a

“development stage company”.

On  August  27,  2007,  the  Company  acquired  SunVesta  Holding  AG  (SunVesta  AG)  (collectively the  Company).  SunVesta  AG  has  five  wholly-owned  subsidiaries  as  of  December  31,  2013:

SunVesta  Projects  and  Management  AG,  a  Swiss  company;  Rich  Land  Investments  Limitada,  a

Costa  Rican  company  (Rich  Land);  SunVesta  Costa  Rica  Limitada,  a  Costa  Rican  company

(SVCR), Altos del Risco SA, a Costa Rican Company (AdR) and Profunda Capital Partners LLC, a

US company (Profunda).

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

Receivables,  payables,  as  well  as  revenues  and  expenses  between  consolidated  companies  are eliminated. Unrealized intercompany profits, which may be included in assets as of the ends of the periods  are  eliminated  as  well.  Certain  previously  reported  amounts  have  been  reclassified  to conform to the current presentation.

Fiscal year

The fiscal year of the Company and all its subsidiaries is corresponding with the calendar year.

Use of estimates

The  preparation  of  consolidated  financial  statements  in  conformity  with  accounting  principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make assumptions and estimates, which have an impact on the reported assets and liabilities as well as on the  disclosure  of  contingent  assets  and  liabilities  at  the  balance  sheet  dates,  as  well  as  on  the reported  income  statement  items.  While  the  effective  amounts  may  vary  from  the  estimates,

management is convinced that all relevant information having an impact on the estimates have been taken  into  consideration  and  are  appropriately  disclosed.  Management  is  of  the  opinion  that  in particular the valuation of property and equipment includes substantial estimates.

Cash and cash equivalents

Cash  and  cash  equivalents  include  petty  cash,  post  and  bank  accounts  as  well  as  possible  time deposits with maturities of less than three months.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

2.

SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Other assets

Other assets include mainly credits such as value added tax, withholding tax or similar credits with maturities less than one year.

Property and equipment

Property and equipment are valued at cost less accumulated depreciation. Repair and maintenance expenses  are  charged  to  the  income  statement  when  incurred.  The  cost  of  fixed  assets,  including leasehold improvements are capitalized and depreciated over the following useful lives:

—      Land (concession)

not depreciated

—      IT equipment

3 years

—      Other equipment and furniture

5 years

—      Leasehold improvements

5 years

—      Project in process

not depreciated until project finished

The cost and the related accumulated depreciation are removed from the balance sheet at the time of disposal.

Project   in   process   relates   to   costs   incurred   those   are   directly   related   to   the   planning   and

construction  of  the  hotel  in  the  Papagayo  Gulf  Tourism  Project  of Costa  Rica  and  are  reasonably expected to be recovered from future hotel and rental operations or the sale of certain apartments.

Once   the   project   in   process   is   finished   SunVesta   will   reclassify   the   capitalized   costs   to

corresponding categories and determine the depreciation method and depreciation period.

Interest capitalization

Interest  expense  is  capitalized  on  the  carrying  value  of  the  construction  in  progress  during  the construction period, in accordance  with ASC  835-20 ("capitalization of interest"). With respect to the  construction  in  progress,  the  Company  capitalized  $3,254,000  and  $1,215,000  of  interest expense and debt issuance costs as of December 31, 2013 and December 31, 2012, respectively to property and equipment.

Deposits related to construction work

These deposits arise as result of the construction work, whereas the company has to pay deposits to construction companies.

Debt issuance costs

Debt  issuance  costs  arise  as  a  result  of  issuing  non-current  debt,  i.e.  the  EUR  bonds,  CHF  bonds and the loan  with Aires  International  Investments  Inc., and are  amortized  over the  life  of  the debt using the effective interest method. The costs comprise of finder's fees of generally between 3 and

12  percent  of  the  amount  issued  and  costs  incurred  in  connection  with  issuing  the  bonds,  such  as legal  and accounting fees, stamp duty taxes. The accumulated amortization of debt  issuance costs was $2,399,005 and $562,657 as of December 31, 2013 and December 31, 2012, respectively.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

2.

SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Down payment for property and equipment

Down payment for property and equipment are recorded at cost. Once the corresponding property and  equipment  item  has  completely  bought  it  will  be  reclassified  to  corresponding  subcategory within  property  and  equipment  and  amortized.  The  Company  assessed  regularly  if  the  down payments  are  recoverable.  Should  any  down  payments  due  to  specific  circumstances  not  be assessed as recoverable, they will be depreciated.

Restricted Cash

Restricted cash included cash that is not disposable for the Company without third party permission such  as  rental  deposits  or  deposits  related  to  the  project  in  process.  Based  on  the  nature  of  the underlying business case it will be determined if the deposit is to consider as current or nun-current assets.

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

December 31, 2013 and 2012

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

The  Company is  subject  to  income  taxes  in  the  United  States  of  America,  Switzerland  and  Costa

Rica. Significant judgment is required in determining income tax provisions  and in evaluating tax positions.

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

December 31, 2013 and 2012

2.

SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Foreign Currency Translation and Transactions

The  consolidated  financial statements  of the Company  are  presented in  US  dollars  (“$”)  which  is also the functional currency of the parent company. The financial position and results of operations of our foreign subsidiaries are determined using the currency of the environment in which an entity primarily  generates  and  expends  cash  as  the  functional  currency.  Assets  and  liabilities  of  these

subsidiaries   are   translated   at   the   exchange   rate   in   effect   at   each   year-end.   Statement   of

comprehensive  loss  accounts  are  translated  at  the  average  rate  of  exchange  prevailing  during  the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income in stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in other income and expenses (exchange differences), except intercompany foreign currency transactions that are of a long-term-investment nature which are included in accumulated other comprehensive income in stockholders’ equity.

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

Pension Plan

The  Company maintains  a pension  plan  covering  all  employees  in  Switzerland;  it  is  considered  a defined  benefit  plan  and  accounted  in  accordance  with  ASC  715  ("compensation  -  retirement benefits"). This model allocates pension costs over the service period of employees in the plan. The underlying  principle  is  that  employees  render  services  ratably over  this  period,  and  therefore,  the statement  of  comprehensive  loss  effects  of  pensions  should  follow  a  similar  pattern.  ASC  715 requires recognition of the funded status, or difference between the fair value of plan assets and the

projected   benefit   obligations   of   the   pension   plan   on   the   balance   sheet,   with   recording   a

corresponding expense in the  net loss.  If  the projected benefit obligation exceeds the fair value of plan assets, then that difference or unfunded status represents the pension liability.

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

December 31, 2013 and 2012

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

Fair Value of Financial Instruments

The  Company’s  financial  instruments  consist  of  cash  and  cash  equivalents,  accounts  payable  to third or  related parties,  note  payables  to third  or related  parties  and bonds. The  fair  value of these

financial   instruments   approximate   their   carrying   value   due  to   the   short   maturities   of   these

instruments, unless otherwise explicitly noted.

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

505-50, Equity-Based Payments to Non-Employees. Fair values of awards granted under the share

option   plans   are   estimated   using   a   Black-Scholes   option   pricing   model.   The   model   input

assumptions are determined based on available internal and external data sources. The risk free rate used  in  the  model  is  based  on  the  US  treasury  rate  for  the  expected  contractual  term.  Expected volatility is based on historical volatilities of peer group similar companies in the same industry.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

2.

SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

New accounting standards - adopted

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

New accounting standards - not yet adopted

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

Consolidation-Overall,   or   ASC   830-30,   Foreign   Currency   Matters-Translation   of   Financial

Statements,  applies  to  such  transactions.  The  accounting  for  a  CTA  upon  derecognition  event  is based on the level  at  which the  foreign  investment  is held by the  parent. Accordingly,  the Update requires entities to distinguish between derecognition events of investments within a foreign entity and changes in investments in foreign entity. This Update is effective for  fiscal  years, and interim periods  within those  years,  beginning after December 31,  2013.  This  ASU  will  be  adopted by the

Company  as   of   January   1,   2014   and   is   not   expected   to   materially  impact   the  Company’s

consolidated financial statements.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

3.

GOING CONCERN

The Company is currently working on building a hotel in the Papagayo Gulf Tourism Project area of Guanacaste, Costa Rica.

The  project  is  expected  to open in  the  fourth  quarter  of  2015.  Until the  completion  of the project,

the following expenditures are estimated to be incurred:

a.      Gross project cost

$

195,000,000

b.      Less: Proceeds from sale of villas

(24,000,000)

c.      Net project cost

171,000,000

d.      Overhead expenses

26,000,000

e.      Less: Recuperated in gross project cost

(12,000,000)

f

Total, excluding other potential projects

$

185,000,000

Sixty percent (60%) of the “Net project cost” is going to be financed by traditional mortgage loans,

for  which negotiations have been initiated. The remaining forty percent (40%) of the “Net  project cost”,  as  well  as  “non-recuperated  overhead  expenses”  are  going  to  be  financed  by  the  main shareholders or lenders  of the project, i.e. Zypam Ltd.,  shareholder  and related entity to Mr. Josef

Mettler,  Mr.  Hans  Rigendinger,  shareholder,  Company  director  and  chief  operating  officer,  Mr.

Max Rössler, controlling shareholder of Aires International Investment, Inc. (also refer to Note 10)

and  Company  director,  Mr.  Josef  Mettler,  shareholder,  Company  director  and  chief  executive officer.

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

Based  on  this  guaranty  agreement,  management  believes  that  available  funds  are  sufficient  to finance  cash  flows  for  the  twelve  months  subsequent  to  December  31,  2013  and  the  filing  date,

though  future  anticipated  cash  outflows  for  investing  activities  will  continue  to  depend  on  the availability of financing and can be adjusted as necessary.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

4.    CASH AND CASH EQUIVALENTS

Cash  and  cash  equivalents  are  available  to  the  Company  without  any  restriction  or  limitation  on withdrawal  and/or  use  of  these  funds.  The  Company’s  cash  equivalents  are  placed  with  financial institutions  that  maintain  high  credit  ratings.  The  carrying  amounts  of  these  assets  approximate their fair value.

Cash & cash

USD ($)

EURO

CHF

CRC

Total

Total

equivalents

December 31, 2013

December 31, 2012

original currency

10,335      374,679

98,115      493,493

in $

10,335      508,957      109,381

1,000

629,673

260,520

USD ($)  =

US Dollar

EURO     =

Euro

CHF

=

Swiss Francs

CRC

=

Costa Rican Colón

5.    RESTRICTED CASH

As of December 31, 2013 the Company has the following restricted cash positions:

Restricted Cash

December 31, 2013

December 31, 2012

$

$

Credit Suisse in favor of

BVK Personalvorsorge des Cantons Zurich

142,657

HSBC in favor of

Costa Rican Tourism Board

372,205

241,500

Banco Nacional de Costa Rica in favor of the

Costa Rican Environmental Agency – SETENA

619,762

Banco National de Costa Rica in favor of the Costa Rican

Tourism Board

563,350

Gross

1,697,974

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

The balances as of December 31, 2012, were reclassified to conform to the current presentation.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

6.

PROPERTY & EQUIPMENT

December 31, 2013

December 31, 2012

Land

$

19,700,000

7,000,000

IT Equipment

185,846

185,846

Other equipment and furniture

321,901

284,901

Leasehold improvements

66,617

66,617

Vehicles

74,000

-

Construction in-process

23,404,599

9,591,958

Gross

43,752,963

17,129,322

Less accumulated depreciation

(380,749)

(329,782)

Net

$

43,372,214

16,799,540

Depreciation expenses for the year

50,967

31,350

Property  &  equipment  is  comprised  primarily  of  land  held  in  Costa  Rica  that  is  currently  being developed  for  hotels  and  capitalized  project  costs  in  connection  with  the  Papagayo  Gulf Tourism project.  The  land  amounts  to  $19.7  million  whereas  $7  million  relates  to  the  concession  held  by

RichLand  (~84,000  m2)  and  $12.7  million  held  by  AdR  (~120,000  m2).  The  latter  was  acquired through  the  acquisition  of  the  shares  of  AdR  whose  only  asset  is  the  concession,  which  does  not qualify  as  a  business.  Control  over  AdR  was  obtained  on  March  8,  2013.  The  previous  down payments  were  reclassified to property and  equipment. The RichLand  concession is a right  to use the property for a specific period of time of 20 years, which thereafter will be renewed at no further cost,  if  the  landholder  is  up  to  date  with  its  obligations  and  if  there  is  no  significant  change  in government  policies.  The  current  concession  expires  in  June  2022.  The  AdR  concession  is  also  a right to use the property for a specific period of time of 30 years, which thereafter will be renewed at  no  further  cost,  if  the  landholder  is  up  to  date  with  its  obligations  and  if  there  is  no  significant change  in  government  policies.  The  current  concession,  which  was  issued  in  2006,  expires  in

November  2036.  For  both  properties  concession  extension  requests  for  30  years  (RichLand)

respectively 15 years and 7 months (AdR) (up to the year 2052) have been filed during third quarter

2013. These extensions request have not been answered as of date of this report.

The  construction  in  process  amount  that  was  spent  up  to  December  31,  2013  and  December  31,

2012, is represented primarily by architectural work related to the hotel and apartments and also to construction work.

Deposit related to construction work

During  the  year  ended  December  31,  2013,  main  earthmoving  groundwork  has  started  for  which work  the  Company  has  paid  several  deposits  to  contractors.  These  deposits  will  be  offset  against invoices  for  such  groundwork. As  of December 31,  2013,  the Company has  deposits  of $650,685 which have not been set off.

Guaranty Retention

During the year ended December 31, 2013, main earthmoving groundwork has started. Due to this,

the  Company  received  several  invoices  from  contractors.  The  Company  retained  some  amounts related  to  construction  work.  As  soon  as  the  corresponding  work  is  officially  accepted  by  the

Company the guaranty retention will be paid. As of December 31, 2013, the Company had guaranty retention in the amount of $179,719, which is stated in accrued expenses.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

7.

PLEDGES

December 31, 2013

December 31, 2012

Pledge of shares of Rich Land Investments Ltda. in

none

10%

favor of Zypam Ltd. for Zypam Ltd.’s liabilities

(1 share)

Pledge of shares of Rich Land Investments Ltda. in

none

20%

favor of Melía Hotels International for bonds of EUR

(2 shares)

2 million (old EUR Bond see note 12)

The   Company   pledged   the   above   shares   as   part   of   the   bond   agreement   with   Melía   and

corresponding  contracts  in  Zypam  Ltd.  During  the  period  ended  December  31,  2013  the  share pledges were released back to the Company due to the repayment of the old EUR bond due to Melía

(on  January  31,  2013  respectively  March  25,  2013)  and  the  amendment  of  the  corresponding contracts in Zypam Ltd.

8.

DOWN PAYMENTS FOR PROPERTY & EQUIPMENT

December 31, 2013

December 31, 2012

La Punta (neighboring piece of land)

$

2,369,816

1,369,816

Hotel Project Atlanta

$

1,573,9

250,000

57

Altos del Risco

$

-

8,700,328

Gross

$

3,943,773

10,320,144

Write off Hotel Project Atlanta

$

(1,573,957)

-

Total (net)

$

2,369,816

10,320,144

Agreement to Purchase a neighboring piece of land

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

-

$0.5 million is required as a cash payment by May 16, 2012

-

$5.0 million is required as a cash payment by August 31, 2012

-

$5.698 million is required as a cash payment by January 31, 2013

-

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

December 31, 2013 and 2012

8.

DOWN PAYMENTS FOR PROPERTY & EQUIPMENT - CONTINUED

During  the  second  quarter  of  2013  the  Company  entered  into  a  new,  revised  agreement  for  the purchase  of  two  additional  concession  properties  at  Polo  Papagayo,  Guanacaste.  The  original contract  as  described  above  was  cancelled  and  replaced  by  a  new  contract  which  includes  the following clauses:

-

The total purchase price is $17,500,000 of which $1,369,816 has been paid as of date of the new revised agreement and therefore $16,130,000 is outstanding as per date of the new, revised agreement.

-

Since the original seller of these two additional concession properties at Polo Papagayo, Guanacaste owes a third party $8,000,000 the Company has to pay $8,000,000 of the purchase price directly to this third party instead of the original seller. The remaining $8,130,000 will be paid directly to the original seller of the concession properties.

-

The payment schedule for these two additional concession properties at Polo Papagayo Guanacaste is as hereinafter:

Third Party

-

$300,000 on May 4, 2013 which was paid on May 3, 2013 and is non-refundable

-

$1,000,000 on June 30, 2013, which is refundable and $700,000 of this $1,000,000 was paid on October 29,

2013. The remaining $300,000 has not been paid as of the date of this report.

-

$1,000,000 on July 31, 2013, which is refundable and has not been paid as of the date of this report.

-

$1,000,000 on August 31, 2013 which is refundable and has not been paid as of the date of this report.

-

$1,500,000 on September 30, 2013, which is refundable and has not been paid as of the date of this report.

-

$1,500,000 on October 31, 2013, which is refundable and has not been paid as of the date of this report.

-

$1,700,000 on November 30, 2013, which is refundable and has not been paid as of the date of this report.

$8,000,000 in total to Third Party

Original Seller

-

$1,000,000 on January 31, 2014 which has not been paid as of the date of this and is non-refundable.

-

$1,000,000 on February 28, 2014 which has not been paid as of the date of this and is non-refundable.

-

$1,000,000 on March 31, 2014 which has not been paid as of the date of this and is non-refundable.

-

$1,000,000 on April 30, 2014 and is non-refundable

-

$1,000,000 on May 31, 2014 and is non-refundable

-

$1,000,000 on June 30, 2014 and is non-refundable

-

$1,000,000 on July 31, 2014 and is non-refundable

$1,130,000 on August 31, 2014 and is non-refundable

$8, 130,000 in total to Original Seller

The  Company  paid  down-payments  on  the  purchase  of  these  properties  of  $2,369,816  as  of

December 31, 2013, which is included in down payment for property and equipment. As per date of this report the Company has not paid any further amounts and is therefore in default. Despite of the fact  that  the  Company  is  in  default  with  several  partial  payments,  Management  still  intend  to proceed  with  the  purchase  of  these  properties  and  has  contractually  the  opportunity  to  fulfill  the contract up to August 31, 2014. Due to these reasons Management believes that the non-refundable payment of $300,000 has a further benefit and assessed no to write-off the payments.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

8.

DOWN PAYMENTS FOR PROPERTY & EQUIPMENT - CONTINUED

Hotel Project Atlanta

On   September   19,   2012,   the   Company  entered  into   a   purchase   agreement   for   a   hotel   and

entertainment complex in Atlanta, Georgia (United States of America). The entire purchase amount of $26 million for the assets has no firm financing commitment. Additionally, an additional amount

of   approximately  $18   million   for   renovations   would   need   to   be   invested   in   the   hotel   and

entertainment  complex.  The  Company  has  been  in  negotiations  with  various  parties  to  finalize  a financing package for this project but has not been able to conclude the transaction by October 15,

2013. On October 15, 2013, the fifth-amendment expired, causing the Company to fall into default.

Therefore those amounts paid as non-refundable deposits and taxes related to the property of total

$1,573,957 were expensed on October 16, 2013. The deposits and taxes  paid were included in the line item “Down payments for property and equipment” in the Company’s balance sheet and have

been   expensed   to   General   and   administrative   expenses   in   the   Consolidated   Statements   of

Comprehensive Loss.

On  October  28,  2013  the  Company  concluded  a  further  amendment  (sixth-amendment)  with  the counterparty. This sixth amendment includes the following clauses:

-

The Company has to pay $2,500,000 by November 12, 2013, to the counterparty as initial installment and to pay the remaining purchase price of $22,500,000 by January 31, 2014. As of the date of this report the

Company has not paid the $2,500,000 nor the $22,500,000 and is in default without any further impacts for the Company

-

Since November 12, 2013, the Company is obligated to pay 6% interest on the remaining, outstanding purchase price, which interest is also payable on January 31, 2014.

-

If the Company does not close this transaction in accordance with the provisions in this sixth amendment, the

Company will be entitled to a refund of those purchase price installments timely received by the counterparty.

-

The deposit, the three extension fees and the 2013 taxes paid, with all interest payments as noted above, shall be deemed non-refundable. However, the deposit and the three extension fees in the total amount of $

1,000,000 will be credited to the purchase price in the event of a successful closing.

After the balance sheet date, on March 28, 2014, the Company decided not to continue with the project due to the changes in the conditions related to the acquisition and an inability to adjust a financing package to the new conditions. As part of the termination and to avoid potential litigation, the Company agreed to pay the counterparty EUR 100,000 (approximately $124,500) to settle any further obligation, which will be expensed on March 28, 2014.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

9.

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

Level 1

Quoted prices for identical instruments in active markets.

Level 2

Quoted  process  for  similar  instruments  in  active  markets,  quoted  prices  for  identical  or  similar instruments in markets that are not active; and model-derived valuations in which significant inputs or significant value drivers are observable in active markets.

Level 3

Model  derived  valuations  in  which  one  or  more  significant  inputs  or  significant  value-drivers  are unobservable.

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

As  of  December  31,  2013  and  December  31,  2012,  respectively,  there  are  no  financial  assets  or liabilities measured on a recurring basis at fair value.

In addition to the methods and assumptions we use to record the fair value of financial instruments as  discussed  above,  we  used  the  following  methods  and  assumptions  to  estimate  the  fair  value  of our financial instruments:

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

9.

FAIR VALUE MEASUREMENT - CONTINUED

—

Cash and cash equivalents – carrying amount approximated fair value.

—

Restricted cash – carrying amount approximated fair value

—

Accounts Payable – carrying amount approximated fair value.

—

Note payable – carrying amount approximated fair value due to the short term nature of the note payable.

—

Notes payable to related parties - Dr. M. Rössler (current) – carrying amount approximated fair value due to the short term nature of the notes payable and the fair value of the underlying publically traded shares.

—

Notes payable to related parties – (current) –carrying amount approximated fair value due to the short term nature of the notes payable.

—

EUR– bond (old) – carrying amount approximated fair value due to the short term nature of the EUR-Bond.

—

EUR- bond (new)  – The fair values  of the bonds payable are classified  as level  3 fair  values. The fair values  of  the bonds have been determined by discounting cash flow projections discounted at the respective interest rates of 7.25%

for EUR bonds, which represents the current market rate based  on the creditworthiness of the Company. Hence, the carrying values approximate fair value.

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

—

Notes  payable  to  related  parties  –  Aires  (non-current)  – The  fair  values  of  the notes  payable  to  Aires  International

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

The fair value of our financial instruments is presented in the table below:

December 31, 2013

December 31, 2012

Carrying

Fair Value

Carrying

Fair Value

Fair Value

Amount

Amount

Reference

$

$

$

$

Levels

Cash and cash equivalents

629,673

629,673

260,520

260,520

1

Note 4

Restricted cash

1,697,974

1,697,974

241,500

241,500

1

Note 5

Accounts Payable

7,063,070

7,063,070

827,102

827,102

1

-

Note payable

2,000,000

2,000,000

-

-

1

Note 17

Notes payable to related

parties – Dr. M. Rössler

938,890

833,715

2,682,736

2,594,284

1

Note 10

(current)

Notes payable to related

parties – Rigendinger

600,000

600,000

600,000

600,000

3

Note 10

(current)

Notes payable to related

116,592

116,592

149,328

149,328

3

Note 10

parties – other (current)

Notes payable to related

parties – Mettler (current)

1,065,963

1,065,963

-

-

3

Note 10

EUR-bond (old)

5,786,248

5,786,248      14,216,707

14,216,707

3

Note 12

EUR-bond (new)

6,757,065

6,757,065

-

-

3

Note 12

CHF-bond

8,558,443

8,558,443

5,689,364

5,689,364

3

Note 12

Notes payable to related

parties – Aires     33,409,095

33,409,095      10,407,764

10,407,764

3

Note 10

(non-current)

Notes payable to related

parties – Rigendinger

-

-

717,977

717,977

3

Note 10

(non-current)

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

10.

RECEIVABLES FROM AND NOTES TO RELATED PARTIES

The advances from (to) related parties are composed as follows:

Receivables

Payables

December 31,

December 31,

December 31,

December 31,

2013

2012

2013

2012

1     Hans Rigendinger

-

-

600,000

600,000

2     Josef Mettler

-

-

1,065,963

-

3     Adrian Oehler

-

-

39,002

37,380

4     Aires International

-

-

33,409,095

10,407,764

5     Dr. Max Rössler

-

-

938,890

2,682,736

6     4f capital ag

-

-

27,590

-

7     Hans Rigendinger

-

-

-

717,977

8     Sportiva

-

-

-

31,948

9     Akyinyi Interior and

Exterior Decoration

-

-

50,000

80,000

Total excluding interest

-

-

36,130,540

14,557,805

Accrued interest

-

-

1,693,166

566,093

Total

-

-

37,823,706

15,123,898

of which non-current

-

-

33,409,095

11,125,741

Related party

Capacity

Interest    Repayment

Rate

Terms

Security

1     Hans Rigendinger     Shareholder, COO and Company board member

3%

none

none

2     Josef Mettler

Shareholder, CEO, CFO and Company board member

3%

none

none

3     Adrian Oehler

Shareholder and member of the board SunVesta AG

3%

none

none

4     Aires International

*** see hereinafter ***

5     Dr. Max Rössler

*** see hereinafter ***

6     4f capital ag

Company owned by J. Mettler (see No. 2)

none

none

none

7     Hans Rigendinger     Shareholder and chairman of the board

converted to equity during the

year end December 31, 2013

8     Sportiva

Company owned by the Company's director and chief

executive officer

0%

none

none

Akyinyi Interior

Company owned by the wife of a Company board

9     and exterior

member

none

none

none

Decoration

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

10.

RECEIVABLES FROM AND NOTES TO RELATED PARTIES - CONTINUED

Loan agreement Aires International Investment Inc.

On July 27, 2011, SunVesta AG signed a loan agreement with Aires International Investments Inc.

(“Aires”),  a  company  owned  by  Mr.  Rössler  (a  board  member  of  the  Company).  The  loan agreement  was  amended  on  May  11,  2012  and  again  on  June  21,  2012.  The  initial  contract  and these amendments include the following major conditions:

—    The lender grants the Company a terminable, interest bearing and non-secured loan in the maximum amount of

CHF 10,000,000.

—    The  conversion  right  granted  in  the  original  contract  to  convert  the  balance  of  the  line  of  credit  into  a  10%

ownership interest in Rich Land was cancelled.

—    Once the entire amount of CHF 10,000,000 has been drawn down, Aires has now the right to convert its entire loan

of CHF  10,000,000  into 20%   shares  of the capital of  the Company (instead  of  Rich Land) whereas  20%   shares

reflect the number of shares at the time the entire amount of CHF 10,000,000 has been drawn down

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

31,  2012  the  fair  value  of  the  conversion  feature  was  immaterial.  As  of  October  31,  2013  the  fair value  of  the  conversion  feature  was  approximately  $26,170  which  was  recorded  in  fair  value  of conversion option and expensed on this date due to the fact that on this date a new loan agreement was signed without such conversion option: The new agreement includes the following main terms:

—    All existing loan agreements including amendments between SunVesta Holding AG and Aires International

Investment, Inc. will be cancelled and superseded by the new agreement, signed on October 31, 2013.

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

December 31, 2013 and 2012

10.

RECEIVABLES FROM AND NOTES TO RELATED PARTIES - CONTINUED

Loan Agreement Aires International Investment, Inc. - Continued

In addition, the terms of the loan amounting to CHF 10,044,370 that was transferred from SunVesta

Holding  AG  to  SunVesta,  Inc.  as  of  December  31,  2012,  were  clarified  in  a  promissory  note  in

October 2013 with the main terms being:

—    The effective date is December 31, 2012. However, since the promissory note was only signed in October 2013 this is the relevant date for accounting purposes.

—    The principal amount together with any interest will be payable on December 31, 2015 (the maturity date)

—    The interest rate is 7.25%.

—    Any amount of principal or interest which is not paid when due shall bear interest at the rate of 10% per year from the due date until it is paid.

—    The conversion option as stated in the previous agreements was removed and the remaining fair value expensed.

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

Borrower or any warrants, rights or options to purchase or acquire any such shares.

Due to the transfer of the loan from SunVesta Holding AG to SunVesta Inc. the foreign exchange gains  or  losses  will  be  reflected  through  the  income  statement  rather  than  in  the  comprehensive income (cumulative translation adjustment).

As of December 31, 2013 and 2012 the Company borrowed CHF 31.12 million (approximately

$33.41 million) respectively CHF 9.53 million (approximately $10.41 million) from Aires and accrued interest of CHF 1.59 million (approximately $1.69 million) respectively CHF 0.52 million

(approximately $0.57 million).

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

10.

RECEIVABLES FROM AND NOTES TO RELATED PARTIES - CONTINUED

Loans Dr. Max Rössler

On June 7, 2012, Dr. Max Rössler (board member of the Company) gave a short term loan of $1.81 million that would have been repayable on May 30, 2013, or on demand within five working days.

The  Company is not required  to pay any interest  and  can  repay the  loan  either in cash or  with the delivery of 10,000 shares of Intershop Holding AG, a publically traded entity, regardless of actual trading value on the date of delivery. The Company concluded on April 19, 2013, with Dr. Rössler and Aires an act of transfer. Based on this act of transfer the loan has been transferred to Aires and the balance has added to the existing loan agreement with Aires (refer to previous paragraph).

On July 24, 2012, Dr. Rössler gave a short term loan of $0.47 million that is repayable on May 30,

2014, or on demand within five working days. The Company is not required to pay any interest and can repay the loan either in cash or with the delivery of 10,000 shares of Schindler Holding AG, a publically  traded  entity,  regardless  of  actual  trading  value  on  the  date  of  delivery.  The  Company therefore  might  recognize  a  gain  if  the  loan  is  repaid  in  Schindler  Holding  AG  shares  and  the trading  price  of  the  shares  is  less  than  the  amount  due.  Based  on  the  trading  price  for  Schindler

Holding  AG  shares  on  December  31,  2013,  the  Company  would  not  have  recognized  a  gain.

Therefore the fair value of the loan approximates the carrying value of the loan.

On August 8, 2012, Dr. Rössler gave a further short term loan of $0.4 million that is repayable also on May 30, 2014, or on demand within five working days. The Company is not required to pay any interest  and  can  repay  the  loan  either  in  cash  or  with  the  delivery  of  700  shares  of  Zug  Estates

Holding AG,  a  publically traded  entity,  regardless  of actual  trading  value  on  the  date  of  delivery.

The  Company  therefore  might  recognize  a  gain  if  the  loan  is  repaid  in  Zug  Estates  Holding  AG shares and the trading price of the shares is less than the amount due. Based on the trading price for

Intershop Holding AG shares on December 31, 2013, the Company would have recognized a gain,

which has been immaterial and not recognized by the Company. Therefore the fair value of the loan approximates the carrying value of the loan.

On March 1, 2013, Dr. Max Rössler gave a further short term loan of $0.05 million that is repayable on May 30, 2014, or on demand within five working days. The Company is not required to pay any interest  and  can  repay  the  loan  either  in  cash  or  with  the  delivery  of  52,500  shares  of  Daetwyler

Holding AG,  a  publically traded  entity,  regardless  of actual  trading  value  on  the  date  of  delivery.

The  Company  therefore  might  recognize  a  gain  if  the  loan  is  repaid  in  Datewyler  Holding  AG shares and the trading price of the shares is less than the amount due. Based on the trading price for

Daetwyler Holding AG shares on December 31, 2013, the Company would not have recognized a gain. Therefore the fair value of the loan approximates the carrying value of the loan.

Loan Josef Mettler (current)

During  the  financial  year  2013  Josef  Mettler  gave  the  Company  a  short  term  loan  based  on  the guarantee  agreement  as  described  in  Note  3.  On  this  current  loan  the  company  has  to  pay  3%

interest. As per December 31, 2013 the Company has borrowed $1,065,693 (CHF 956,169) and as per date of this report $659,814 (CHF 591,853).

For  the  financial  year  2013,  the  Company paid  interest  to  Josef  Mettler  of $10,236  related  to  this current loan.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

11.

RELATED PARTY TRANSACTIONS

Debt Settlement Agreements

On   December   31,   2012   the   Company   concluded   a   debt   settlement   agreement   with   Hans

Ringendinger.  This  debt  settlement  agreement,  settled  the  outstanding  balance  of  $717,977  as  of

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

January 8, 2013.

Commissions paid to related parties

During  the  periods  ended  December  31,  2013,  and  December  31,  2012,  the  Company  paid commissions to 4f capital ag in the amount of approximately $291,740 and $0, respectively related to financing of the Company. 4f capital ag is a company owned and directed by Mr. Mettler (board of director of the Company and CEO of the Company) and receives a commission of 1.5% for new funds  that  the  Company  receives  based  on  consulting  services  rendered  by  4f  capital  ag.  These costs have been capitalized to debt issuance costs.

Service fees paid to Akyinyi Interior and Exterior Decoration

During the periods ended December 31,  2013,  and December 31, 2012, the Company paid fees to

Akyinyi Interior and Exterior Decoration – a company owned by the wife of a member of the board of  directors  –  related  to  interior  design  of  the  Papagayo  Gulf  Tourism  project  in  the  amount  of approximately  $120,000  and  $0  respectively.  These  costs  have  been  capitalized  to  property  and equipment. Until end of January 2015, the Company is committed to pay monthly $10,000 based on the contract with Akyinyi Interior and Exterior Decoration.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

12.

BONDS

SunVesta  AG  has  two  bonds  outstanding  and  one  bond  which  have  been  due  on  November  30,

2013 with the following major conditions.

Description

EUR (€) bond (old)

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

Description

EUR (€) bond (new)

Issuer:

SunVesta Holding AG

Type of securities:

Bond in accordance with Swiss law

Approval by SunVesta AG BOD

October 31, 2013

Volume:

Up to €15,000,000

Units:

€10,000

Offering period:

11/07/2013 – 03/31/2014

Due date:

December 2, 2016

Issuance price:

100%

Issuance day::

December 2, 2013

Interest rate:

7.25% p.a.

Interest due dates:

December 2, 2013

Applicable law:

Swiss

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

12.

BONDS - CONTINUED

The nominal amounts have changed as follows:

CHF Bond

CHF Bond

2013

2012

USD

USD

Balances January 1

5,689,364

3,818,898

Cash inflows

2,650,882

3,191,888

Cash outflows

(52,424)

(1,474,822)

Foreign currency adjustments

528,145

463,849

Sub-total (Fair value)

8,815,967

5,999,813

Discounts (commissions paid to bondholders)

(476,636)

(417,709)

Accumulated amortization of discounts

219,112

107,260

Unamortized discounts

257,254

310,449

Balance December 31 (Carrying value)

8,558,443

5,689,364

As  per  date  of  this  report  the  Company  has  realized  a  cumulative  amount  of  CHF  7.95  million

($8.86 million).

EUR-Bond

(new)

2013

USD

Balances December 2

0

Cash inflows

6,603,097

Cash outflows

-

Foreign currency adjustments

153,968

Sub-total (Fair value)

6,757,065

Discounts (commissions paid to bondholders)

-

Amortization of discounts

-

Unamortized discounts

-

Balance December 31 (Carrying value)

6,757,065

As  per  date  of  this  report  the  Company  has  realized  a  cumulative  amount  of  EUR  5.91  million

($7.31 million).

EUR-Bond

EUR-Bond

(old)

(old)

2013

2012

USD

USD

Balances January 1

14,216,707

9,598,537

Cash inflows

792,740

4,015,549

Cash outflows

(9,727,189)

-

Foreign currency adjustments

503,991

692,295

Sub-total (Fair value)

5,786,249

14,306,380

Discounts (commissions paid to bondholders)

(248,195)

(248,195)

Amortization of discounts

248,195

158,522

Unamortized discounts

-

89,673

Balance December 31 (Carrying value)

5,786,248

14,216,707

As of December 31, 2013 SunVesta AG has not been able to fully repay the old EURO Bond which was due on November 30, 2013. As per December 31, 2013, the Company had overdue bonds to repay of

$5,786,248 (EUR 4,195,000). As of the filing date of this report, the amount that remained due on the first

EUR bond offering as of the end of the annual period has been paid in full.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

13.

INCOME TAXES

The components of loss before income taxes are as follows:

December 31, 2013

December 31, 2012

Domestic

(2,729,564)

(682,800)

Foreign

(8,209,096)

(5,451,747)

Loss before income tax

(10,938,660)

(6,134,547)

Income taxes relating to the Company’s operations are as follows:

December 31, 2013

December 31, 2012

Current income taxes

US Federal, state and local

-

140,000

Foreign

-

-

Deferred income taxes

-

US Federal, state and local

-

-

Foreign

-

136

Income tax expense/recovery

-

140,136

Income  taxes  at  the  United  States  federal  statutory  rate  compared  to  the  Company’s  income  tax expenses as reported are as follows:

December 31, 2013

December 31, 2012

Net loss before income tax

(10,938,660)

(6,134,547)

Statutory rate

35%

35%

Expected income tax recovery

(3,828,531)

(2,147,092)

Impact on income tax expense/recovery from

Change in valuation allowance

2,257,544

2,055,991

Different tax rates in foreign jurisdictions

949,069

378,674

Expiration of unused tax loss carry forwards

966,671

-

Permanent differences

(291,868)

(141,903)

Tax penalty US Federal, state and local

-

140,000

Others

(52,885)

(145,534)

Income tax expense

-

140,136

The Company’s deferred tax assets and liabilities consist of the following:

December 31, 2013

December 31, 2012

Deferred tax assets

Tax loss carry forward

11,032,107

8,774,564

Valuation allowance

(11,032,107)

(8,774,564)

Deferred tax assets/liabilities

-

-

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

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

13.

INCOME TAXES - CONTINUED

As of April 2, 2012 the Company was advised by the Internal Revenue Services (IRS) of aggregate penalties  amounting  to  $140,000.  This  penalty concerns  failures  to  file  certain  tax  returns  for  the years  ended  2008,  2009  and  2010.  Despite  an  ongoing  appeal  process  the  Company  changed  its assessment  during  the  year  ended  December  31,  2012 and  determined  that  it  is  “more  likely than not” that it will have to pay the penalty. Therefore the Company recorded $140,000 in income tax expense.

As  of  December  31,  2013  and  2012,  there  were  no  known  uncertain  tax  positions  with  the exception  of  the  above  mentioned  potential  tax  penalty.  We  have  not  identified  any  tax  positions for which it is reasonably possible that a significant change will occur during the next 12 months

Pursuant  to  ASC  740-10-25-3,  provision  has  not  been  made  for  U.S.  or  additional  foreign  taxes since all subsidiaries of the Company are not generating any income and will not for the foreseeable future.  The  company  expects  that  future  earnings  will  be  reinvested  but  could  become  subject  to additional tax if they were remitted as dividends or were loaned to the Company, or if the Company should  sell  or  dispose  of  its  stock  in  the  foreign  subsidiaries.  It  is  not  practical  to  determine  the deferred  tax  liability,  if  any,  that  might  be  payable  on  foreign  earnings  because  if  the  Company were to repatriate these earnings, the Company believes there would be various methods available to it, each with different U.S. tax consequences.

The Company’s  operating loss carry forward of all jurisdictions expire according to the following schedule:

Domestic

Foreign

2014

-

1,410,518

2015

-

22,297

2016

-

1,179,883

2017

-

615,520

2018

-

3,890,371

2019

-

6,941,725

2020

-

9,292,976

Beyond 2020

14,840,092

-

Total operating loss carry forwards

$

14,840,092

23,353,291

The following tax years remain subject to examination:

United States of America

Switzerland

Costa Rica*

2008

YES

NO

N/A

2009

YES

NO

N/A

2010

YES

NO

N/A

2011

YES

NO

N/A

2012

YES

YES

YES

2013

YES

YES

YES

* The Costa Rican companies are taxable since 2013.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

14.

PENSION PLAN

The  Company maintains  a pension  plan  covering  all  employees  in  Switzerland;  it  is  considered  a defined  benefit  plan  and  accounted  in  accordance  with  ASC  715  ("compensation  -  retirement benefits"). This model allocates pension costs over the service period of employees in the plan. The underlying  principle  is  that  employees  render  services  ratably over  this  period,  and  therefore,  the income statement effects of pensions should follow a similar pattern. ASC 715 requires recognition of  the  funded  status,  or  difference  between  the  fair  value  of  plan  assets  and  the  projected  benefit obligations of the pension plan on the balance sheet, with a corresponding adjustment recorded in the  net  loss.  If  the  projected  benefit  obligation  exceeds  the  fair  value  of  plan  assets,  then  that difference or unfunded status represents the pension liability.

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

Net periodic pension cost has been included in the Company’s results as follows:

2013

2012

Projected Benefit Obligations beginning of year

$

239,046

209,238

Service cost - current

56,633

107,178

Interest expense

4,905

5,353

Benefit payments and transfers

(13,378)

(43,702)

Actuarial gains/losses

1,338

(44,576)

Currency translation losses

4,877

5,555

Projected Benefit Obligations end of year

$

293,421

239,046

Fair Asset Values beginning of year

$

164,970

158,897

Expected returns

5,017

4,915

Contributions paid

45,262

41,515

Benefits paid and transfers

(13,378)

(43,702)

Actuarial gains/losses

(2,341)

(874)

Currency translation losses

3,366

4,222

Fair Asset Value of assets end of year

$

202,896

164,970

Net liabilities

$

(90,525)

(74,076)

The following were the primary assumptions:

December 31, 2013

December 31, 2012

Assumptions at year end

Discount rate

2.00%

2.00%

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

December 31, 2013 and 2012

14.

PENSION PLAN – CONTINUED

Net periodic pension costs have been included in the Company’s results as follows:

December 31, 2013

December 31, 2012

Pension expense

Current service cost

$

56,633

107,178

Net actuarial (gain) loss recorded

(1,115)

-

Interest cost

4,905

5,353

Expected return on assets

(5,018)

(4,915)

Employee contributions

(22,631)

(20,758)

Net periodic pension cost

$

32,776

86,858

During the twelve-month periods ended December 31, 2013 and December 31, 2012 the Company made cash contributions of $22,600 and $20,800, respectively, to its defined benefit pension plan.

All  of  the  assets  are  held  under  the  collective  contract  by  the  plan’s  re-insurer  Company  and  are invested in a mix of Swiss and international bond and equity securities within the limits prescribed by the Swiss Pension Law.

The expected future cash flows  to be paid by the Company in respect  of employer  contribution to the pension plan for the year ended December 31, 2014 are $23,400.

15.

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

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

15.

STOCK COMPENSATION - CONTINUED

Share Grants - Continued

On July 3, 2013 the Company granted 3,000,000 common shares,  valued at $0.07 which has been the share price and therefore the fair value on grant date, to Dr. Max Rössler in connection with his election to the board of directors as so-called signing bonus. These shares were officially issued on

October 15, 2013.

On July 4, 2013 the Company granted 5,000,000 common shares,  valued at $0.07 which has been the  share  price  and  therefore  the  fair  value  on  grant  date,  to  Josef  Mettler  in  connection  with  his employment agreement as so-called signing bonus. These shares were officially issued on October

15, 2013.

Additionally  the  Company  granted  3,000,000  common  shares  as  a  retention  award  for  each completed  year  of  employment  (e.g.  first  time  as  per July 4, 2014). The  employment  contract has been  concluded  for  three  years  with  an  additional  bilateral  option  for  another  two  times  two  year periods,  but  not  longer  than  December  31,  2020.  Therefore,  in  total  the  Company  could  be requested to issue maximal 21,000,000 common shares up to December 31, 2020, to Josef Mettler related to his retention bonus.

Based on these contracts the Company has included the following stock-based compensation in the

Company’s results:

Stock-based compensation (shares)

December 31, 2013

December 31, 2012

Shares granted

45,000,000 shares

---

Fair Value respectively market price on grant date

$0.0734

---

Shares vested (signing bonus)

11,500,000 shares

---

Unvested shares (retention award)

33,500,000 shares

---

As of December 31, 2013, the Company expects to record compensation expense in the future up to

$2,165,000 as follows:

Stock-based

Year ending December 31,

compensation

2014

2015

2016

2017

2018

2019

2020

(shares)

$

$

$

$

$

$

$

Unrecognized

compensation

410,000

410,000

410,000

410,000

210,000

210,000

105,000

expense

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

15.

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

2013)  the   fair   value   was  $246,000.  As  per  December   31,  2013,  the  Company  expects  the

completion  of  the  main  financing  by  March  31,  2014.  Installment  A  granted  to  Mr.  Rigendinger was  modified  on  July 4,  2013,  since  the  initial  performance  condition  was  improbable  to  be  met.

Since the modification changed the expectation that the options will ultimately vest and no expense had been recognized for the original award, the fair value of the  modified award will  be expensed on a straight line basis over the expected vesting period.

For installment B, it is required that the Company completes the Paradisus Papagayo Bay Resort &

Luxury Villas (see Note 18) by the thereinafter mentioned date of July 1, 2015, and Melía assumes management responsibilities for the property. As of grant date, the fair value was $340,000. As of

December 31, 2013, the Company assessed that the probability that this performance condition will be met at 100%. Hence, the fair value of the award will be expensed on a straight-line basis over the expected vesting-period.

The Company granted to Dr. Max Rössler, in connection with his election to the board of directors,

10,000,000 options on July 3, 2013. Each option entitles Mr. Rössler to buy one Company share at a  strike  price  of  $  0.05.  These  options  will  be  vested  in  two  identical  installments  (installment  A and B) of 5,000,000 options.

For  installment  A  (5,000,000  options),  it  is  required  to  complete  a  financing  arrangement  (main financing arrangement for Paradisus Papagayo Bay Resort & Luxury Villas). As of grant date, the fair  value  was  $  249,835.  As  of  December  31,  2013,  the  Company expects  the  completion  of  the main  financing  by  March  31,  2014.  Hence,  the  fair  value  of  the  award  will  be  expensed  on  a straight-line basis over the expected vesting-period.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

15.

STOCK COMPENSATION - CONTINUED

Stock Options - Continued

For  installment  B  (5,000,000  options),  it  is  required  that  the  Company  completes  the  Paradisus

Papagayo Bay Resort & Luxury Villas (see Note 18) by the thereinafter mentioned date of July 1,

2015  and  Melía  assumes  management  responsibilities  for  the  property.  As  of  grant  date  the  fair value was  $258,210. As of date of December 31, 2013, the Company assessed the probability that this  performance  condition  will  be  met  at  100%.  Hence,  the  fair  value  of  the  award  will  be expensed on a straight-line basis over the expected vesting-period.

The  Company  granted  to  Josef  Mettler,  in  connection  with  his  employment  contract,  12,000,000 options on July 4, 2013. Each option entitles Mr. Mettler to buy one Company share at a strike price of  $  0.05.  These  options  will  be  vested  in  three  installments.  Installment  A  includes  3,000,000 options, installment B 4,000,000 options and installment C 5,000,000 options.

For  installment  A  (3,000,000  options),  it  is  required  to  complete  a  financing  arrangement  (bridge financing). As of grant date the fair value was $149,000. Originally the Company assessed that this

financing  arrangement   (bridge-financing)   should  be  completed   by  December   31,   2013.  The

Company  was  requested  to  reassess  the  assessment  end  expects  now  that  this  bridge  financing should  be  finalized  by  end  of  March  31,  2014.  The  corresponding  service  costs  have  been recalculated and will be expensed over the remaining period on a straight-line-basis.

For  installment  B  (4,000,000  options),  it  is  required  to  complete  a  financing  arrangement  (main financing arrangement for Paradisus  Papagayo  Bay Resort & Luxury Villas). As of grant date the fair  value  was  $200,000.  As  of  December  31,  2013,  the  Company  expects  the  completion  of  the main  financing  by  March  31,  2014.  Hence,  the  fair  value  of  the  award  will  be  expensed  on  a straight-line basis over the expected vesting-period.

For  installment  C  (5,000,000  options),  it  is  required  that  the  Company  completes  the  Paradisus

Papagayo Bay Resort & Luxury Villas (see Note 18) by the thereinafter mentioned date of July 1,

2015  and  Melía  assumes  management  responsibilities  for  the  property.  As  of  grant  date  the  fair value was  $258,000. As of date of December 31, 2013, the Company assessed the probability that this  performance  condition  will  be  met  at  100%.  Hence,  the  fair  value  of  the  award  will  be expensed on a straight-line basis over the expected vesting-period.

A summary of stock options outstanding as per December 31, 2013 is as follows (for the previous year no stock options have been granted):

Options outstanding

Number of

Weighted average

Weighted average

Options

exercise price

remaining

contractual life

Outstanding January 1, 2013

0

Granted

32,000,000

$ 0.05

9.42 years

Exercised

0

Forfeited or expired

0

Outstanding December 31, 2013

32,000,000

$ 0.05

9.42 years

Exercisable December 31, 2013

0

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

15.

STOCK COMPENSATION - CONTINUED

Stock Options - Continued

The  following  table  depicts  the  Company’s  non-vested  options  as  of  December  31,  2013  and changes during the period:

Non-vested options

Shares under Options

Weighted average grant date

fair value

Non-vested at December 31, 2012

0

Non-vested-granted

32,000,000

$ 0.052

Vested

0

Non-vested, forfeited or canceled

0

Non-vested at December 31, 2013

32,000,000

$ 0.052

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

December 31, 2013

December 31, 2012

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

As of December 31, 2013, the Company had unrecognized compensation expenses related to stock options currently outstanding, to be recognized in future quarters respectively years as follows:

Stock-based compensation (options)

December 31, 2014

December 31, 2015

$

$

Unrecognized compensation expense

670,255

194,331

Summary of share based compensation expense

The Company recorded the following amounts related to stock based compensation expense during the periods ended December 31, 2013:

Summary of share and option based compensation

December 31, 2013

December 31, 2012

expense

$

$

Option grants

837,816

---

Share grants

1,145,000

---

Total (recorded under general & administrative expense)

1,982,816

---

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

16.

FUTURE LEASE COMMITMENTS

On December 1,  2012,  the Company entered into a lease  agreement  for the premises for its  Swiss office with an unrelated entity. The annual rental expense amounts to approximately $130,000 on a fixed term expiring on December 31, 2017.

17.

NOTE PAYABLE

As  part  of  the  completion  of  the  purchase  of  AdR  (refer  to  note  6)  on  March  9,  2013,  the  parties have  agreed  that  a  remaining  part  of  the  purchase  price  of  $2,000,000  are  converted  into  a  non interest  bearing  and  uncollateralized  loan  payable  which  will  be  due  for  payment  on.  March  8,

2014.

On  February 19,  2014  the  Company agreed  with  the  counterparty to  prolong  the  due  date  for  the note payable up to February, 2015.

18.

OPENING DATE “Paradisus Papagayo Bay Resort & Luxury Villas”

The  official  opening  of the “Paradisius  Papagayo  Bay Resort  &  Luxury Villas”  has  been  delayed by a few months due to geological difficulties encountered during earthwork operations in August and September 2013. Due to these geological difficulties some rock demolition became necessary.

On  September  6,  2013  the  Company  amended  its  agreement  with  Melía  (“5th  addendum  to  the management agreement of March 8, 2011”) to postpone the opening date as follows:

—    The construction of the “Paradisus” will be completed by July 1, 2015

—    Should the “Paradisus” not be completed by July 1, 2015, (subject to force majeure) and should an extension date not be agreed, subsequent to July 1, 2015, the Company will be obligated to pay Melía  a daily amount of $2,000 as liquidated damages

—    Should the Company be unable to complete the construction of the “Paradisus” by October 1, 2015, Melía, can

terminate the management agreement obligating the Company to compensate Melía in the amount of $5,000,000 unless the respective parties agree to extend such date.

On  March  6,  2014  the  Company has  been  forced  to  postpone  the  opening  date  of  the  “Paradisius

Papagayo  Bay  Resort  &  Luxury  Villas”.  The  opening  is  now  expected  to  be  not  before  the  4th

Quarter 2015. Reasons for this further postponing are amongst others:

—    Major changes within the project, which has been requested by Melía.

—    Further geotechnical difficulties.

—    Unexpected special permit has been necessary for earth works towards the beach (so-called maritime law 21 in

Costa Rica).

The  Company  is  in  negotiations  and  discussions  with  Melía  to  amend  the  contract  and  to  avoid potential penalties and compensation as mentioned above.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

19.

MANGEMENT AGREEMENT WITH MELÍA HOTELS AND RESORTS

In  March  2011,  the  Company  concluded  a  management  agreement  for  the  management  of  the planned  resort  in  Guanacaste,  Costa  Rica.  This  agreement  has  included  a  clause  saying  that  if

SunVesta  AG  were  not  able  to  conclude  the  purchase  of  the  related  property  by  November  30,

2011,  then  a  penalty  of  $1  million  would  become  due  to  Melía.  Therefore  the  Company  has recorded  a  liability  in  accrued  expenses  in  the  full  amount  as  of  December  31,  2011,  with  the corresponding  expense,  which  was  recorded  in  general  and  administrative  expense  in  the  year ended  December  31,  2011.  On  March  3,  2012,  the  deadline  to  pay  the  penalty  of  $1  million  was extended by Melía. to June 30, 2012. On June 30, 2012 neither the whole penalty nor a part of the penalty was paid. Therefore the deadline to pay the penalty of $1 million was extended on June 30,

2012  up  to  August  31,  2012.  Neither  on  August  31,  2012,  nor  on  December  31,  2012,  was  the

whole penalty or a part of the penalty was paid although the deadline of August 31, 2012, to pay the penalty of $1 million was expired. Hence, the penalty of $1 million remained in accrued expenses as  of  December  31,  2012.  On  February  5,  2013,  the  Company extended  the  deadline  to  complete the  purchase  of  the  property  pursuant  to  the  terms  of  the  management  agreement  with  Melía,  to

March  15,  2013,  and  agreed  that  the  penalty  of  $1  million  would  be  waived  if  the  purchase  was completed  by  March  15,  2013.  The  purchase  of  the  property  was  finally  concluded  on  March  9,

2013.  Since  the Company concluded  the  purchase  of the  property within  the extension  period the penalty otherwise payable to Melía and the corresponding allowance was eliminated as of March 9,

2013.  Therefore,  the Company has released the  accrual  of $1 million related to  this transaction in the period ended December 31, 2013.

20.

SEGMENT INFORMATION

The chief operating decision maker (“CODM”) is the Company’s CEO. Neither the CODM nor the

Company’s  directors  receive  disaggregated  financial  information  about  the  locations  in  which project development is occurring. Therefore, the Company considers that it has only one reporting segment.

The following table presents the Company’s tangible fixed assets by geographic region:

December 31, 2013

December 31, 2012

Location of tangible assets

Switzerland

$

193,617

207,582

Costa Rica

43,178,597

16,591,958

Total

$

43,372,214

16,799,540

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

21.

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

Year Ended

December 31, 2013

December 31, 2012

Company posted

Net loss

Net loss

Basic weighted average shares outstanding

76,171,495

54,092,186

Dilutive effect of common stock equivalents

None

None

Dilutive weighted average shares outstanding

76,171,495

54,092,186

The   following   table   shows   the   number   of   stock   equivalents   that   were   excluded   from   the

computation of diluted earnings  per share for the respective  period because the  effect would have been anti-dilutive.

Earnings per share

Year Ended

Year Ended

December 31, 2013

December 31, 2012

Shares to be issued to Mr. Rigendinger in

None

17,949,417

connection with the debt settlement agreement

Conversion feature loan to Aires International

None

13,523,047

Investment Inc.

Shares to Hans Rigendinger (retention bonus)

12,500,000

None

Options to Hans Rigendinger

10,000,000

None

Shares to Josef Mettler (retention  bonus)

21,000,000

None

Options to Josef Mettler

12,000,000

None

Options to Dr. M. Rössler

10,000,000

None

Total

65,500,000

31,472,464

Regarding shares to be issued to Mr. Rigendinger in connection with the debt settlement agreement we refer to Note 11 Related Party Transactions, Debt Settlement Agreements.

Additional information regarding conversion feature loan to Aires International Investment Inc. see

Note 10, Receivables from and payables to related parties.

Detailed information regarding share and option based payments see Note 15 Stock Compensation.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

22.

GENERAL AND ADMINISTRATIVE EXPENSES

General  and  administrative  expenses  according  consolidated  statement  of  comprehensive  loss include:

General and administrative expenses

December 31, 2013

December 31, 2012

$

$

Rental & related expenses

171,200

127,248

Audit

174,344

226,380

Consulting

1,586,226

995,384

Marketing, Investor & public relations

135,681

8,458

Travel expenses

635,382

571,323

Personnel costs including social security’s costs and share

based remuneration

3,268,279

1,403,434

Various other operating expenditures

778,434

1,134,788

Write-off Hotel Project Atlanta

1,573,957

-

Total according statement of comprehensive loss

8,323,503

4,467,015

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

23.

SUBSEQUENT EVENTS

Management has evaluated subsequent events after the balance sheet date, through the issuance of the financial statements,  for appropriate accounting and disclosure. The Company has determined that  there  were  no  such  events  that  warrant  disclosure  or  recognition  in  the  financial  statements,

except for the below:

Loan agreement Swisshome Real Estate AG

On January 20, 2014,  the Company concluded  a short term loan agreement  with Swisshome Real

Estate AG, Zurich in the amount of CHF 3.0 million (approximately $3.35 million). This short term loan is  repayable  on  April  30,  2014.  Instead  of interest  Swisshome  Real  Estate  AG  will  receive  a

lump   sum   of   CHF   100,000   (approximately   $111,000)   as   reimbursement,   which   amount   is

equivalent to an approximate effective yearly interest of 11.98%.

Election of directors and share based remuneration

On  March  10,  2014,  Mr.  José  Maria  Figueres and  Mr.  Howard  M.  Glicken  were  appointed  to  the

Company’s  board  of  directors.  The  new  board  members,  Mr.  Figueres  and  Mr.  Glicken,  entered with the Company into a compensation arrangement as described hereinafter:

—   500,000 shares of the Company’s restricted common stock to each director

—   200,000 shares of the Company’s restricted common stock on each annual anniversary of services provided to the board of directors

Credit approval Banco Nacional, San José, Costa Rica

On March 13, 2014, the Company received conditional approval for a credit facility of $50,000,000 from Banco Nacional, San José, Costa Rica, subject to the fulfillment of certain legal and financial conditions, including but not limited to, increasing the capitalization of AdR to a minimum of $10,000,000.

The Company expects to fulfill all these conditions. The credit facility is expected to be part of a syndicated loan in the aggregate amount of $100,000,000 which amount may be allocated in equal shares between

Banco de Costa Rica and Banco Nacional. However, we have not received notice of Banco Costa Rica’s conditional participation. Should we meet the conditions of the loan and the anticipated credit facility made available to us, we do not expect to be able to draw against same before the middle of 2014.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated

Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission,

which assessment identified material weaknesses in internal control over financial reporting.

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

Lack of Appropriate Independent Oversight.  The board of directors has not provided an appropriate level of oversight of the Company’s consolidated financial reporting and procedures for internal control over financial reporting over the annual period, since it had no independent directors that could have provided an appropriate level of oversight, including challenging management’s accounting for and reporting of transactions.  Accordingly we determined that this control deficiency as of December 31, 2013, constituted a material weakness.

Failure to Segregate Duties. Management has not maintained any segregation of duties within the

Company instead relying on a single individual to fill the role of chief executive officer, chief financial officer and principal accounting officer responsible for a broad range of duties that cannot be reconciled when necessary with a singular management resource.  Accordingly we determined that this control deficiency as of December 31, 2013, constituted a material weakness.

Insufficient accounting resources. Management had insufficient accounting resources, which also lead to failure of segregate duties and lack of appropriate independent oversight (as mentioned above).

Accordingly, we determined as of December 31, 2013, that the insufficient accounting resources are part of the material weaknesses as stated above.

US GAAP knowledge. Management has engaged an external consultant to counter the internal lack of US

GAAP knowledge. Nonetheless, internally there is a lack of US GAAP knowledge, therefore, the work of the external consultant is also affected by the lack of appropriate independent oversight and the failure to segregate duties. Accordingly, we determined as of December 31, 2013, that the internal lack of US GAAP knowledge is part of the material weaknesses as stated above.

As a result of the material weaknesses in internal control over financial reporting described above, the

Company’s management has concluded that, as of December 31, 2013, that the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO. The Company intends to remedy its material weaknesses by:

—   forming an audit committee made up of independent directors that will oversee management

—   engaging an individual to serve as chief financial officer and principal accounting officer to segregate the duties of chief executive officer and chief financial officer

—   engaging a new accounting officer that has a working knowledge of GAAP accounting

Since the end of the current reporting period the Company has moved towards overcoming a lack of independent oversight with the appointment of two new independent members to the board of directors,

who might serve as a basis around which to form an audit committee and expects to segregate the duties of chief executive officer and chief financial officer in the near term.

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

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2013, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of the director and executive officers of the

Company:

Name

Age

Year

Positions Held

Appointed

Josef Mettler

53

2008

CEO, CFO, PAO and Director

Hans Rigendinger

68

2013

COO and Director

Dr. Max Rössler

74

2013

Director

José Maria Figueres

60

2014

Director

Howard Glicken

71

2014

Director

Josef Mettler was appointed chief executive officer, chief financial officer, principal accounting officer,

and director of the Company on September 16, 2008.

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

Mr. Rigendinger also serves as a director of SunVesta AG.

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

Other Public Company Directorships in the Last Five Years

None.

Dr. Max Rössler was appointed as a director of the Company on July 3, 2013.

Dr. Rössler also serves as a director of SunVesta AG.

Business Experience

Dr. Rössler has lectured and been involved in research as a professor at ETH in the fields of applied mathematics and operations research. During his tenure with ETH, Dr. Rössler began to apply mathematical methods to problems related to financial investments. Dr. Rössler joined Credit Suisse in

1978 as head analyst of the department for fixed income products. Since 1997, Dr. Rössler has worked with

SUVA (Swiss National Accident Insurance Fund) as a manager of a portion of their fixed-income investments and currently holds advisory board mandates for two Swiss private banks.

Officer and Director Responsibilities and Qualifications

Dr. Rössler’s knowledge, and experience with fixed income investments is extremely valuable to the

Company’s board of directors as it moves forward with financing its business model.

Dr. Rössler studied mathematics at the Swiss Federal Institute of Technology Zurich (ETH) and

obtained his doctorate at Harvard University.

Other Public Company Directorships in the Last Five Years

None.

José Maria Figueres was appointed as a director of the Company on March 10, 2014.

Business Experience

Following his graduate studies at Harvard, Mr. Figueres was elected as the President of Costa Rica in 1994,

a position in which he served for four years. When his service as President came to an end, Mr. Figueres was appointed to the board of directors of Terremark Worldwide, Inc., a global IT company that provided industry managed services such as cloud computing, collocation and web hosting solutions for enterprise IT infrastructures. A year after joining Terremark, Mr. Figueres joined the World Economic Forum in Davos,

Switzerland. Five years later, Mr. Figueres undertook a one year assignment as managing director of the

Talal Abu-Ghazaleh Organization, a global consulting group headquartered in Amman, Jordon. Between

2006 and 2009, Mr. Figueres served on the International Advisory Board of Abraaj Capital, a private equity firm with over $6 billion in assets under management. He then went on to join the Advisory Board of Grupo

Arcano, a financial services firm based in Madrid, Spain, a leading boutique for investment banking and asset management services. Mr. Figueres joined IJ Partners in Geneva, Switzerland, as a managing partner in 2010. Since 2010, Mr. Figueres has served as the Chairman of the Carbon War Room, an independent non-profit organization focused on the global transition to a low carbon economy. Mr. Figueres was appointed President of the Carbon War Room in 2012.

Officer and Director Responsibilities and Qualifications

Mr. Figueres’s knowledge, experience and business acumen on a global level in addition to his direct connection to Costa Rica is extremely valuable to the Company’s board of directors as it moves forward with its hotel development in Costa Rica.

Mr. Figueres completed his undergraduate studies at the United States Military Academy (West Point) and

completed his Masters Degree in Public Administration at the John F. Kennedy School of Government at

Harvard University.

Other Public Company Directorships in the Last Five Years

None.

Howard H. Glicken was appointed as a director of the Company on March 10, 2014.

Business Experience

Between 1972 and 1981 Mr. Glicken served as the Chief Executive Officer and Chairman of the Board of

MGI Industries, which company controlled the design and manufacture of extrusion tools for the metals industry in Latin America. Mr. Glicken joined Jillian’s Entertainment Corporation in 1983 to serve as its

Chairman and Chief Executive Officer until 1992. Over this period Jillian’s became one of the largest

United States purchasers of Latin American gold ore. Following his tenure at Jillian’s, Mr. Glicken was appointed Chairman of the Commonwealth Group, a Washington, D.C. public policy and consulting firm with extensive business activities in Latin America. Mr. Glicken worked with the Commonwealth Group until 1996 before forming the America’s Group. He currently serves as Chairman and Chief Executive

Officer of the America’s Group, a Miami based consulting/merchant banking firm focused solely on Latin

America, Mexico and the Caribbean.

Officer and Director Responsibilities and Qualifications

Mr. Glicken years of business and political experience in Latin America is extremely valuable to the

Company’s board of directors as it seeks to garner the attention of those in the region that might assist in the development of its hotel project in Costa Rica.

Mr. Glicken attended the University of Florida, the American Banking Institute and the Harvard University

Advanced Institute on Negotiation.

Other Public Company Directorships in the Last Five Years

None.

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

December 31, 2013, failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act except the following:

-

Josef Mettler failed to file a Form 4 or Form 5 in connection with changes in stock ownership

-

Hans Rigendinger failed to file a Form 3, Form 4 or Form 5 in connection with his appointment to the board of directors and changes in stock ownership

-

Dr. Max Rössler failed to file a Form 3, Form 4 or Form 5 in connection with his appointment to the appointment to the board of directors and changes in stock ownership.

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

The board of directors has not established a compensation committee, nominating committee or compliance with ethics committee.

Director Compensation

Our directors are currently not reimbursed for out-of-pocket costs incurred in attending meetings though same are compensated for services as a director of the Company in the form of stock options through our

2013 Stock Option Plan and stock awards. Cash compensation is also paid in certain instances to directors of our subsidiary companies, including our chief executive officer.

The Company has compensated directors in the past and may adopt additional provisions for compensating directors for their services in the future.

ITEM 11.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Our chief executive officer has an employment agreement dated July 4, 2013, with the Company pursuant to which he receives a base salary and is entitled to receive a bonus for his service to the Company in addition to certain benefits including per diem allowances, car allowances, housing allowances, and representation allowances. The employment agreement also provides for a signing bonus payable in cash and Company stock, stock options and an annual retention award. The initial term of the employment agreement expires on December 31, 2016, and can be renewed for two successive two year terms. The compensation package is deemed appropriate for our chief executive officer and was approved by the

Company’s board of directors based on compensatory packages similar to other development stage companies. While we believe that our current approach to executive compensation is appropriate, we expect to expand our executive compensation program to other individuals as our business warrants.

For the year ended December 31, 2013, $2,998,000 was paid to our chief executive officer of that amount

$432,000 was salary, $72,000 was a signing bonus, $1,820,000 in restricted common stock, $607,000 in stock options and $67,000 in all other compensation of which $1,000 was for housing benefits in Costa

Rica, $18,000 for out of pocket expenses, and $48,000 was for car allowances.

For the year ended December 31, 2012, $500,000 was paid to our chief executive officer of which $390,000 was in salary, $39,000 was in housing benefits in Costa Rica, $20,000 for out of pocket expenses, $39,000 was for car allowances and $12,000 was for serving on the board of directors of SunVesta AG and

SunVesta Projects & Management AG.

The increase in 2013 annual compensation over that compensation realized by our chief executive officer in

2012 can be primarily attributed to the fair value attributed to non-cash items such as restricted common stock and stock options.

Our chief operating officer has an employment agreement dated December 31, 2012, with the Company pursuant to which he receives a base salary and is entitled to receive a bonus for his service to the Company in addition to certain benefits including per diem allowances, car allowances, housing allowances, and representation allowances. The employment agreement also provides for a signing bonus payable in

Company stock, stock options and an annual retention award. The initial term of the employment agreement expires on December 31, 2015, and can be renewed for two successive one year terms. The compensation package is deemed appropriate for our chief operating officer and was approved by the

Company’s board of directors based on compensatory packages similar to other development stage companies.

For the year ended December 31, 2013, $2,196,000 was paid to our chief operating officer of that amount

$240,000 was salary, $1,280,000 in restricted common stock, $640,000 in stock options and $36,000 in all other compensation all of which was for car allowance.

The 2013 annual compensation realized by our chief operating officer in 2013 can be primarily attributed to the fair value attributed of non-cash items such as restricted common stock and stock options.

While we believe that our current approach to executive compensation is appropriate at this time, we expect to expand our executive compensation program to other individuals as our business warrants.

The  following  table  provides  summary  information  for  the  years  ended  December  31,  2013  and  2012 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000:

Executive Summary Compensation Table

Name and

Year

Salary

Bonus

Stock

Option

Non-Equity

Change in

All Other

Total

Principal

($)

($)

Awards

Awards

Incentive Plan

Pension Value

Compensation

($)

Position

($)

($)(1)

Compensation

and

($)

($)

Nonqualified

Deferred

Compensation

($)

Josef Mettler

2013

432,000

72,000

1,820,000      607,000

-

-

67,000      2,998,000

CEO, CFO,

2012

390,000

-

-

-

-

-

110,000

500,000

PAO

Hans

2013

240,000

-

1,280,000      640,000

-

-

36,000      2,196,000

Rigendinger

2012

-

-

-

-

-

-

-

-

COO

(1)   See Note 15 to the audited financial statements included in this Form 10-K for the year ended December 31, 2013, for further information concerning the Company’s reliance on the Black Sholes option-pricing model to calculate the fair value of stock options

Outstanding Equity Awards

The following table provides summary information for the period ended December 31, 2013 concerning unexercised options, stock that has not vested, and equity incentive plan awards by the Company to or on behalf of (i) the chief executive officer and chief financial officer and (ii) the three most highly compensated individuals whose total compensation exceeds $100,000:

Outstanding Equity Awards at Fiscal Year-End

Option awards

Stock awards

Numb

Equity

er of

Equity

incentive

shares

incentive plan

plan

or

Equity

awards:

awards:

units

Market

incentive plan    market or

Number of

Number of

number of

of

value of      awards:

payout value

securities

securities

securities

stock

shares or     number of

of unearned

underlying

underlying

underlying

that

units of

unearned

shares, units

unexercised     unexercised

unexercised     Option

have

stock that    shares, units or  or other rights

options

options

unearned

exercise     Option

not

have not     other rights that that have not

($)

($)

options

price

expiration    vested      vested

have not vested vested

Name

exercisable      unexercisable

($)

($)

date

($)

($)

($)

($)

Josef Mettler

0     12,000,000(1)

-

0.05   July 3, 2023

-     2,100,000

21,000,000(3)

-

Hans

Rigendinger

0     10,000,000(2)

-

0.05   December

31, 2022

-     1,250,000     12,500,000(4)

-

(1)    Mr. Mettler’s stock options vest on the completion of certain business development milestones as follows: 3,000,000 stock option on that date on which the Company or a related entity completes a bridge financing for the Papagayo Bay Resort & Luxury

Villas; 4,000,000 stock options on that date on which the Company or related entity completes a financing sufficient to complete the

Papagayo Bay Resort & Luxury Villas; and 5,000,000 stock options on that date on which Mélia assumes management responsibility for the Papagayo Bay Resort & Luxury Villas.

(2)  Mr. Rigendinger’s stock options vest on the completion of certain business development milestones as follows: 5,000,000 stock options on that date on which the Company or related entity completes a financing sufficient to complete the Papagayo Bay

Resort & Luxury Villas; and 5,000,000 stock options on that date on which Mélia assumes management responsibility for the

Papagayo Bay Resort & Luxury Villas.

(3) Mr. Mettler’s equity incentive shares are characterized as a retention award of which 3,000,000 shares are earned on each anniversary of his term of employment over an initial term of three years that will automatically renew for two successive two year terms to a maximum of 21,000,000 shares subject to earlier termination.

(4)  Mr. Rigendinger’s equity incentive shares are characterized as a retention award of which 2,500,000 shares are earned on each anniversary of his term of employment over an initial term of three years that will automatically renew for two successive one year terms to a maximum of 12,500,000 shares subject to earlier termination.

(5)  The per share value at December 31, 2013 was $0.10.

2013 SunVesta Stock Option Plan

Our board of directors adopted and approved the 2013 SunVesta Stock Option Plan (“Plan”) on January 1,

2013, which provides for the granting and issuance of up to 50,000,000 million shares of our common stock. The Company has granted 32,000,000 stock options from the Plan at a $0.05 exercise price per share for ten years.  The Stock Option Plan has 18,000,000 options available for future grant.

Our board of directors administers our Plan, however, they may delegate this authority to a committee formed to perform the administration function of the Plan. The board of directors or a committee of the board has the authority to construe and interpret provisions of the Plan as well as to determine the terms of an award. Our board of directors may amend or modify the Plan at any time. However, no amendment or modification shall adversely affect the rights and obligations with respect to outstanding awards unless the holder consents to that amendment or modification.

We have no agreement that provides for payments to our chief executive officer or chief operating officer at, following, or in connection with his resignation or retirement except any accrued obligations and the continuation of health insurance or pension benefits. However, both employment agreements do provide for a severance payment in the event of a change of control, a change in our officer’s responsibilities within the

Company, either before or after a change in control, and their resignation for what is defined in his employment agreement as “good reason”

We do maintain a pension plan covering all employees in Switzerland. Our model allocates pension costs over the service period of employees eligible for the plan.

The following table provides summary information for the year ended December 31, 2013, concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of its directors.

Director Summary Compensation Table

Name

Fees earned

Stock

Option

Non-equity

Nonqualified

All other

Total

or paid in

awards

Awards

incentive plan

deferred

compensation

($)

cash

($)

($)(1)

compensation

compensation

($)

($)

($)

($)

Josef Mettler

-

-

-

-

-

-

-

Hans Rigendinger

-

-

-

-

-

-

-

Dr. Max Rössler

-     210,000

508,045

-

-

-

718,045

(1)  Dr. Rössler’s stock options vest on the completion of certain business development milestones as follows: 5,000,000 stock options on that date on which the Company or related entity completes a financing sufficient to complete the Papagayo Bay

Resort & Luxury Villas; and 5,000,000 stock options on that date on which Mélia assumes management responsibility for the

Papagayo Bay Resort & Luxury Villas.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s  83,581,445 shares of common stock issued and outstanding as of December 31, 2013 with respect to: (i) all directors;

(ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and

(iii) our directors and executive officers as a group.

	Title of Class	Number of Shares	Percent of Class
Joseph Mettler CEO, CFO, PAO and Director 97 Seestrasse, CH-8942 Oberrieden, Switzerland	Common	8,191,514(1)	9.8%
Hans Rigendinger COO and Director 97 Seestrasse, CH-8942 Oberrieden, Switzerland	Common	22,716,084(2)	27.2%
Dr. Max Rössler Director 97 Seestrasse, CH-8942 Oberrieden, Switzerland	Common	3,000,000(3)	3.6%
José Maria Figueres Director 97 Seestrasse, CH-8942 Oberrieden, Switzerland	Common	0(4)	0.0%
Howard M. Glicken Director 97 Seestrasse, CH-8942 Oberrieden, Switzerland	Common	0(5)	0.0%
Officer and directors (5) as a group	Common	33,907,598	40.6%
Zypam Ltd. Jasmin Court 35A, Regent Street P.O. Box 1777, Belize City, Belize	Common	2,418,180	2.9%

(1)  Common stock attributed to Mr. Mettler includes 2,418,180 shares attributed to Zypam Ltd., a related entity. Mr. Mettler also holds 12,000,000 unvested stock options granted pursuant to the 2013 SunVesta Stock Option Plan, to purchase additional shares of the Company’s common stock at an exercise price of $0.05, subject to vesting based on the achievement of certain milestones tied to the development of the Paradisus Papagayo Bay Resort & Luxury Villas and the right to earn up to an additional 21,000,000 shares as a retention award of 3,000,000 shares issued on each anniversary of his employment agreement to earlier termination.

(2)  Mr. Rigendinger also holds 10,000,000 unvested stock options granted pursuant to the 2013 SunVesta Stock Option Plan, to purchase additional shares of the Company’s common stock at an exercise price of $0.05, subject to vesting based on the achievement of certain milestones tied to the development of the Paradisus Papagayo Bay Resort & Luxury Villas and the right to earn up to an additional 12,500,000 shares as a retention award of 2,500,000 shares issued on each anniversary of his employment subject to earlier termination.

(3)  Dr. Rössler also holds 10,000,000 unvested stock options granted pursuant to the 2013 SunVesta Stock Option Plan, to purchase additional shares of the Company’s common stock at an  exercise price of $0.05, subject to vesting based on the achievement of certain milestones tied to the development of the Paradisus Papagayo Bay Resort & Luxury Villas.

(4)  José Maria Figueres was appointed to the Company’s board of directors on March 10, 2014, subsequent to annual period  end.

Mr. Figueres was issued 500,000 shares of the Company’s common stock in connection with that appointment and the right to earn an additional 200,000 shares on each anniversary of service as a director.

5)  Howard M. Glicken was appointed to the Company’s board of directors on March 10, 2014, subsequent to annual period  end.

Mr. Glicken was issued 500,000 restricted common shares of the Company’s common stock in connection with that appointment and the right to earn an additional 200,000 shares on each anniversary of service as a director.

(

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

On January 1, 2013, the Company made effective an employment agreement with Hans Rigendinger in connection with this engagement as chief operating officer for an initial three year term and his appointment to the Company’s board of directors. The compensatory terms of the employment agreement include a signing bonus of 3,500,000 shares, a base salary of $60,000 per annum, a retention bonus of 2,500,000 shares payable earned on each anniversary of his term of employment over an initial term of three years that will automatically renew for two successive one year terms to a maximum of 12,500,000 shares subject to earlier termination and a grant of 10,000,000 stock options with an exercise price of $0.05 that vest according to the achievement of certain milestones tied to the development of the Paradisus Papagayo Bay

Resort & Luxury Villas.

On July 3, 2013, the Company authorized the issuance of 3,000,000 common shares and the grant of

10,000,000 stock options with an exercise price of $0.05 that vest according to the achievement of certain milestones tied to the development of the Paradisus Papagayo Bay Resort & Luxury Villas to Dr. Max

Rössler in connection with his appointment to the board of directors.

On July 4, 2013, the Company entered into an employment agreement with Josef Mettler in connection with this engagement as chief operating officer for an initial four year term. The compensatory terms of the employment agreement include a signing bonus of 5,000,000 shares, a base salary of $144,000 per annum,

a retention bonus of 3,000,000 shares payable earned on each anniversary of his term of employment over an initial term of three years that will automatically renew for two successive two year terms to a maximum of 21,000,000 shares subject to earlier termination and a grant of 12,000,000 stock options with an exercise price of $0.05 that vest according to the achievement of certain milestones tied to the development of the

Paradisus Papagayo Bay Resort & Luxury Villas.

Over our last fiscal year, the Company paid fees of approximately $291,740 to 4f Capital AG for commission based financing services rendered by an entity related to Josef Mettler, one of our directors and chief executive officer.

Over our last fiscal year, the Company paid fees of approximately $120,000 to Akyinyi  Interiors and

Exterior Decoration for interior design based consulting services rendered by an entity related to the wife of

Josef Mettler, one of our directors and chief executive officer.

Over the last fiscal year, the Company borrowed $1,065,693 from Josef Mettler at 3% interest on the terms and conditions of a guaranty agreement to which Mr. Mettler was a signatory in July of 2012. The loan is expected to be short term with $659,814 due as of the filing date of this report.

Director Independence

The Company is quoted on the Over the Counter Pink Sheets inter-dealer quotation system, which does not have director independence requirements. However, for purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). NASDAQ Rule 4200(a)(15) states that a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, as of December 31, 2013, we did not consider any of our directors independent since two are executive officers and one has loaned certain amounts to the Company over time.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees and Services

BDO Visura International AG (“BDO”) has provided audits of our annual financial statements and a review of our quarterly financial statements for the periods ended December 31, 2013 and December 31, 2012 respectively. The following is an aggregate of fees billed during each of the last fiscal years for professional services rendered by each of our principal accountants.

BDO Fees and Services

2013

Audit fees

$

262,169

Audit-related fees

-

Tax fees - preparation and filing of three major tax-related forms and tax planning.

-

All other fees - other services provided by our principal accountants.

-

Total fees paid or accrued to our principal accountants

$

262,169

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

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages

F-1 through F-42, and are included as part of this Form 10-K:

Financial Statements of the Company for the years ended December 31, 2013 and 2012:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Comprehensive Loss

Consolidated Statements of Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 39 of this Form 10-K, and are incorporated herein by this reference.

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

April 15, 2014

Josef Mettler

Chief Executive Officer, Chief Financial Officer

Principal Accounting Officer and Director

/s/ Hans Rigendinger

April 15, 2014

Hans Rigendinger

Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Josef Mettler

Director, Chief Executive Officer,

April 15, 2014

Josef Mettler

Chief Financial Officer, and

Principal Accounting Officer

/s/ Hans Rigendinger

Director, Chief Operating Officer

April 15, 2014

Hans Rigendinger

/s/ Max Rössler

Director

April 15, 2014

Dr. Max Rössler

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

SunVesta AG (formerly ZAG Holdings AG) (incorporated by reference from the Form 8-K filed with the

Commission on June 21, 2007).

10.2*

Purchase and Sale Agreement between ZAG Holding AG and Trust Rich Land Investments, Mauricio Rivera

Lang dated May 1, 2006, for the acquisition of Rich Land Investments Limitada.

10.3*

Debt Settlement Agreement dated March 1, 2010, between the Company and Zypam, Ltd. (incorporated by reference from the Form 8-K filed with the Commission on March 10, 2010).

10.4*

Debt Settlement Agreement dated March 1, 2010, between the Company and Hans Rigendinger (incorporated by reference from the Form 8-K filed with the Commission on March 10, 2010).

10.5*

Guaranty Agreement dated July 16, 2012, between SunVesta AG, Josef Mettler, Hans Rigendinger and Max

Rössler.

10.6*

Employment Agreement dated January 1, 2013 between the Company and Hans Rigendinger (incorporated by reference to the Form 8-K filed with the Commission on February 4, 2013.

10.7*

Employment Agreement dated July 4, 2013 between the Company and Josef Mettler (incorporated by reference to the Form 10-Q filed with the Commission on October 10, 2013).

10.8*

Assignment of Debt Agreement dated December 31, 2012, between the Company, SunVesta AG and Aires

International Investments, Inc. (incorporated by reference to the Form 10-Q filed with the Commission on

December 13, 2013).

10.9*

Debt Settlement Agreement dated December 31, 2012, between the Company and Hans Rigendinger

(incorporated by reference to the Form 10-Q filed with the Commission on December 13, 2013).

10.10*

Loan Agreement dated October 31, 2013, between SunVesta AG and Aires International Investments, Inc.

(incorporated by reference to the Form 10-Q filed with the Commission on December 13, 2013).

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