Form 10-Q
period 2014-03-31
SUNVESTA, INC.
filed 2014-05-20
CIK 1060409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014.

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

Act). Yes ☐ No ☑

Indicate  the  number  of  shares  outstanding  of  each  of  the  issuer’s  classes  of  common  stock,  as  of  the  latest practicable  date.  The  number  of  shares  outstanding  of  the  issuer’s  common  stock,  $0.01  par  value  (the  only class of voting stock), at May 20, 2014, was 83,541,603.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Consolidated Balance Sheets as of March 31, 2014 (Unaudited)  and December 31, 2013

4

Unaudited  Consolidated Statements of  Comprehensive Loss for the three months ended

5

March 31, 2014 and March 31, 2013 and cumulative amounts

Unaudited  Consolidated Statements of  Stockholders’ Equity (Deficit)

6

Unaudited  Consolidated Statements of Cash Flows for the three months ended March 31,

8

2014 and March 31, 2013 and cumulative amounts

Notes to Unaudited  Consolidated Financial Statements

9

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

38

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

51

Item 4.     Controls and Procedures

52

PART II-OTHER INFORMATION

Item 1.     Legal Proceedings

53

Item

Risk Factors

53

1A.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

53

Item 3.

Defaults Upon Senior Securities

53

Item 4.     Mine Safety Disclosures

53

Item 5.     Other Information

53

Item 6.     Exhibits

53

Signatures

54

Index to Exhibits

55

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

SUNVESTA, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

March 31, 2014

December 31, 2013

(Unaudited)

Assets

Current assets

Cash and cash equivalents

$

242,860      $

629,673

Other assets

59,915

21,255

Total current assets

302,775

650,928

Non-current assets

Property and equipment - net

46,168,349

43,372,214

Deposits related to construction work

608,224

650,685

Debt issuance costs - net

1,963,159

1,689,023

Down payment for property and equipment

2,369,816

2,369,816

Restricted cash

1,697,351

1,697,974

Total non-current assets

52,806,899

49,779,712

Total assets

$

53,109,674

50,430,640

Liabilities and stockholders' equity (deficit)

Current liabilities

Accounts payable

6,685,659

7,063,070

Accrued expenses

4,772,224

3,276,506

Note payable

4,818,172

2,000,000

Notes payable to related parties

2,137,700

2,721,445

EUR-Bond

754,332

5,786,248

Total current liabilities

19,168,087

20,847,269

Non-current liabilities

EUR-Bond

8,254,122

6,757,065

CHF-Bond

13,236,028

8,558,443

Notes payable to related parties

34,103,862

33,409,095

Other long term debts

25,238

30,426

Pension liabilities

91,534

90,524

Total non-current liabilities

55,710,784

48,845,553

Total liabilities

74,878,871

69,692,822

Stockholders' equity (deficit)

Preferred stock, $0.01 par value;

50,000,000 share authorized no shares issued

and outstanding

-

-

Common stock, $0.01 par value;

200,000,000 shares authorized; 83,541,603 and

83,541,603 shares issued and outstanding

835,416

835,416

Additional paid-in capital

22,422,803

21,852,666

Accumulated other comprehensive loss

(2,407,726)

(2,202,914)

Retained earnings prior to development stage

1,602

1,602

Deficit accumulated during the development stage

(42,621,292)

(39,725,197)

Treasury stock, 0 and 157,220 shares

-

(23,755)

Total stockholders' equity (deficit)

(21,769,197)

(19,262,182)

Total liabilities and stockholders' equity (deficit)

$

53,109,674

50,430,640

The  accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three months

Three months

ended March 31,

ended March 31,

Cumulative

2014

2013

Amounts*

(unaudited)

(unaudited)

(unaudited)

Revenues

Revenues, net

$

-

-

-

Cost of revenues

-

-

-

Gross profit

-

-

-

Operating expenses

General and administrative expenses

$

(2,051,992)

(1,304,957)

(31,584,752)

Sales and marketing

-

-

(480,872)

Impairment on property and equipment

-

-

(1,311,000)

Release of accrual for penalty to Meliá Hotels & Resorts

-

1,000,000

1,000,000

Total operating income / - expenses

$

(2,051,992)

(304,957)

(32,376,624)

Loss from operations

$

(2,051,992)

(304,957)

(32,376,624)

Other income / - expenses

Loss on disposals of assets

$

-

-

(3,258)

Loss on sale of investments

-

-

(1,137,158)

Loss on extinguishment of debt

-

-

(1,806,758)

Interest income

-

174

212,350

Interest expense

(554,626)

(426,656)

(5,619,165)

Amortization of debt issuance costs and commissions

(73,797)

(82,815)

(1,011,841)

Exchange differences

(157,157)

143,872

(625,494)

Change in fair value of conversion feature

-

(50,181)

-

Other expenses

(58,523)

(27,032)

(113,208)

Total other income / - expenses

$

(844,103)

(442,638)

(10,104,532)

Loss before income taxes

$

(2,896,095)

(747,595)

(42,481,156)

Income taxes

-

-

(140,136)

Net loss

$

(2,896,095)

(747,595)

(42,621,292)

Comprehensive income / (loss)

Foreign currency translation

(204,812)

1,281,405

(2,386,726)

Comprehensive income / (loss)

$

(3,100,907)

533,810

(45,008,018)

Loss per common share

Basic and diluted

$

(0.03)

(0.01)

Weighted average common shares

Basic and diluted

86,247,159

71,251,720

* Cumulative amounts: January 1, 2005 (date of inception of the development stage) to March 31, 2014

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

January 1, 2005 (Date of Inception) to March 31, 2014

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

(1,188,377)

Translation adjustments

-

-

(367,601)

-

-

-

(367,601)

Issuance of stock for

417

61,852

-

-

-

-

62,269

compensation

Issuance of stock for debt

18,182

2,709,091

-

-

-

-

2,727,273

December 31, 2008

306,911

13,731,409

(471,895)

1,602

(8,483,786)

-

5,084,241

Net loss

-

-

-

-

(2,471,845)

-

(2,471,845)

Translation adjustments

-

-

401,460

-

-

-

401,460

Issuance of stock for

600

44,400

-

-

-

-

45,000

compensation

Issuance of stock for cash

10,000

290,000

-

-

-

-

300,000

Issuance of stock for debt

77,259

3,785,668

-

-

-

-

3,862,927

Purchase of treasury stock

-

-

-

-

-

(12,200)

(12,200)

December 31, 2009

394,770

17,851,477

(70,435)

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

January 1, 2005 (Date of Inception) to March 31, 2014 - Continued

Common

Additional

Accumulated

Prior

Deficit

Treasury

Total

Stock

Paid in Capital

Other

Earnings

Accumulated

Stock

Stockholders’

Comprehensive

During

Equity (Deficit)

Income (Loss)

Development

Stage

Forward Balance at

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

115,000

1,867,816

-

-

-

-

1,982,816

expense

Issuance of stock for debt

179,494

538,483

-

-

-

-

717,977

December 31, 2013

835,416

21,852,666

(2,202,914)

1,602

(39,725,197)

(23,755)

(19,262,182)

Net loss

-

-

-

-

(2,896,095)

-

(2,896,095)

Translation adjustments

-

-

(204,812)

-

-

-

(204,812)

Stock based compensation

expense

-

583,592

-

-

-

-

583,592

Sale of treasury stock

-

(13,455)

-

-

-

23,755

10,300

March 31, 2014

$

835,416     $

22,422,803     $

(2,407,726)     $

1,602     $

(42,621,292)     $

-     $

(21,769,197)

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

January 1 to

January 1 to

Cumulative

March 31, 2014

March 31, 2013

Amounts*

Unaudited

Unaudited

Unaudited

Cash flows from operating activities

Net loss

$

(2,896,095)

(747,595)

(42,621,292)

Adjustments to reconcile net loss to net cash

Depreciation and amortization

14,194

10,198

385,246

Other income / expenses

-

-

(60,700)

Write off down payment on property

-

-

1,573,957

Release of accrual for penalty to Meliá Hotels & Resorts

-

(1,000,000)

(1,000,000)

Impairment of property and equipment

-

-

1,311,000

Amortization of debt issuance cost and commissions

73,797

82,815

1,019,539

Stock compensation expense

583,592

370,000

3,391,653

Unrealized  exchange differences

157,157

(143,872)

625,495

Loss on securities acquired as deposit on stock

-

-

1,008,324

Loss on disposal of assets

-

-

3,258

Loss on extinguishment of debt

-

-

1,806,758

Change in fair value of conversion feature

-

50,181

-

Increase in pension fund commitments

1,010

(3,318)

91,534

Increase / decrease in:

Other current assets

(38,660)

(16,639)

(70,554)

Accounts payable

(377,411)

811,469

6,647,544

Accrued expenses

1,495,718

(693,751)

5,934,953

Net cash used in operating activities

(986,698)

(1,280,513)

(19,953,285)

Cash flows from investing activities

Proceeds from securities available-for-sale

-

-

1,740,381

Other receivables from related parties

-

(290,970)

(3,028,856)

Purchase of property and equipment

(2,198,136)

(753,024)

(32,490,656)

Deposits related to construction

42,461

-

(608,224)

Down payments for property and equipment

-

(2,250,040)

(13,820,188)

Other non-current assets

-

-

(241,500)

Restricted cash

(739,327)

(1,421,827)

Net cash used in investing activities

(2,155,675)

(4,033,361)

(49,870,870)

Cash flows from financing activities

Net proceeds from deposit on stock

-

-

3,664,417

Proceeds from stock issuance

-

-

300,000

Proceeds from notes payable related parties

644,767

7,256,757

50,634,247

Repayment of notes payable related parties

(594,045)

-

(1,372,288)

Advances from third parties

-

-

700,000

Note payable

2,818,172

-

2,103,353

Proceeds from bond issuance, net of commissions

5,803,055

900,853

36,889,090

Repayments of bonds

(4,989,073)

(2,649,073)

(16,243,510)

Payment for debt issuance costs

(945,934)

(269,516)

(6,007,383)

Purchase/Sale of treasury stock

10,300

-

(13,455)

Net cash provided by financing activities

2,747,242

5,239,021

70,654,472

Effect of exchange rate changes

8,318

(6,677)

(588,012)

Net  decrease in cash

(386,813)

(81,530)

242,305

Cash and cash equivalents, beginning of period

629,673

260,520

555

Cash and cash equivalents, end of period

$

242,860

178,990

242,860

Additional information

Conversion of note payable to Mr. Rigendinger to stockholders' equity (non-cash)

-

717,977

Purchase of property and equipment through a note payable (non-cash)

-

2,000,000

Reclassification of down payment for property and equipment to property and equipment

-

10,200,000

Capitalized interest and debt issuance costs for construction (non-cash)

597,999

368,000

* Cumulative amounts: January 1, 2005 (date of inception) to March 31, 2014

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

1.

CORPORATE INFORMATION

On  August  27,  2007,  SunVesta  Inc.  (SunVesta)  acquired  SunVesta  Holding  AG  (SunVesta  AG)

(collectively  the  Company).   SunVesta  AG  has  as  of  today  five  wholly-owned  subsidiaries:

SunVesta  Projects  and  Management  AG,  a  Swiss  company;  Rich  Land  Investments  Limitada,  a

Costa  Rican  company  (Rich  Land);  SunVesta  Costa  Rica  Limitada,  a  Costa  Rican  company

(SVCR),  Altos  del  Risco  SA,  a  Costa  Rican  company (AdR)  and  Profunda  Capital  Partners  LLC

(Profunda), a US company.

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

31,  2013,  filed  with  the  Securities  and  Exchange  Commission.  These  statements  do  include  all normal recurring adjustments which the Company believes necessary for a fair presentation of the

statements.   The  interim  results  of  operations  are  not  necessarily  indicative  of  the  results  to  be expected for the full year ended December 31, 2014.

Except   as   indicated  in  the   notes   below,   there   have   been   no   other   material  changes   in  the

information  disclosed  in  the  notes  to  the  financial  statements  included  in  the  Company’s  Form

10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission.

2.

SIGNIFICANT ACCOUNTING POLICIES

New accounting standards - adopted

In  July  2013,  the  FASB  released  ASU  2013-11  —  Accounting  Standards  Update  2013-11,

Income  Taxes  Topic  740:  Presentation  of  an  Unrecognized  Tax  Benefit  When  a  Net  Operating

Loss  Carry  forward,  a  similar  Tax  Loss,  or  a  Tax  Credit  Carry  forward  Exists.  The  amendments in  this  Update  require  an  entity  with  net  operating  losses  carry  forwards  or  tax  credit  carry forwards  which  are  not  available  or  intended  to  be  used,  that  uncertain  tax benefits  should  not  be netted  against  deferred  tax  assets  for  these  items.  Otherwise,  the  unrecognized  tax  benefit  should be presented as a reduction to the related deferred tax asset. The assessment of whether a deferred tax  asset  is  available  is  based  on  the  unrecognized  tax  benefit  and  deferred  tax  asset  that  exist  at the reporting date and should be made presuming disallowance of the tax position at the reporting date.  This  ASU  has  been  adopted  by  the  Company  as  of  January  1,  2014  and  had  no  material impact to the Company’s consolidated financial statements.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

2.

SIGNIFICANT ACCOUNTING POLICIES - Continued

New accounting standards – adopted (continued)

In  March  2013,  the  FASB  released  ASU  2013-05  —  Accounting  Standards  Update  2013-05,

Foreign  Currency  Matters  Topic  830:  This  update  provides  guidance  for  whether  to  release cumulative  translation  adjustments  (CTA)  upon  certain  derecognition  events.  The  Update  was issued  to  resolve  the  diversity  in  practice  about  whether  Subtopic  ASC  810-10,  Consolidation-

Overall,  or  ASC  830-30,  Foreign  Currency  Matters-Translation  of  Financial  Statements,  applies to  such transactions. The  accounting for  a  CTA  upon derecognition  event  is  based  on  the  level  at which  the  foreign  investment  is  held  by  the  parent.  Accordingly,  the  Update  requires  entities  to distinguish  between  derecognition  events  of  investments  within  a  foreign  entity  and  changes  in investments  in  foreign  entity.  This Update  is  effective  for  fiscal  years,  and interim periods  within those  years,  beginning after December 31,  2013. This ASU  has  been  adopted  by the  Company as

of   January   1,   2014   and   had   no   material   impact   to   the   Company’s   consolidated   financial

statements.

3.

GOING CONCERN

The Company is currently working on building a hotel in the Papagayo Gulf Tourism Project area of Guanacaste, Costa Rica.

The  project  is  expected  to  open  in  the  fourth  quarter  of  2015  (see  also  Note  17).  Until  the completion of the project, the following expenditures are estimated to be incurred:

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

Josef  Mettler,  Mr.  Hans  Rigendinger,  shareholder,  Company director  and  chief  operating  officer,

Mr.  Max  Rössler,  controlling  shareholder  of  Aires  International  Investment,  Inc.  (also  refer  to

Note  9)  and  Company  director,  Mr.  Josef  Mettler,  shareholder,  Company  director  and  chief executive officer.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

3.

GOING CONCERN - Continued

On  July  16,  2012,  certain  principal  shareholders  of  the  Company  or  principal  lenders  to  the project entered into a guaranty agreement in favor of SunVesta AG. The purpose of the guarantee is to ensure that until such time as financing is secured for the entire project that they will act as a guarantor  to  creditors  to  the  extent  of  the  project’s  on-going  capital  requirements.  The  guaranty agreement  requires  that  within  30  days  of  receiving  a  demand  notice,  the  guarantors  are  required to pay to SunVesta AG that amount required for on-going capital requirements, until such time as financing  of  the  project  is  secured.  The  guaranty  may  not  be  terminated  until  such  time  as

SunVesta AG has secured financing for the completion of the project.

Based  on  this  guaranty  agreement,  management  believes  that  available  funds  are  sufficient  to finance  cash  flows  for  the  twelve  months  subsequent  to  March  31,  2014  and  the  filing  date,

though  future  anticipated  cash  outflows  for  investing  activities  will  continue  to  depend  on  the availability of financing and can be adjusted as necessary.

Credit approval Banco Nacional, San José, Costa Rica

On  March  13,  2014,  the  Company  received  the  conditional  approval  for  a  credit  of  $50,000,000 from  Banco  Nacional,  San  José,  Costa  Rica.  Before  the  loan  is  formalized  and  disposable  the

Company must fulfill various formal, legal and financial aspects (as e.g. increase the capital stock of  AdR  at  least  by  $10,000,000).  Therefore,  the  Company  expects  that  the  loan  will  not  be disposable before late summer 2014.

The loan will be part of a syndicated loan in the amount of $100,000,000, which will be allocated in  equal  50%  shares  among  Banco  de  Costa  Rica  and  Banco  Nacional.  However,  the  credit approval of Banco de Costa Rica has not been officially received yet.

4.

CASH AND CASH EQUIVALENTS

Cash  and  cash  equivalents  are  available  to  the  Company  without  any  restriction  or  limitation  on withdrawal  and/or  use  of  these  funds.  The  Company’s  cash  equivalents  are  placed  with  financial institutions  that  maintain  high  credit  ratings.  The  carrying  amounts  of  these  assets  approximate their fair value.

Cash & cash

USD ($)

EURO

CHF

CRC

Total

Total

equivalents

March 31, 2014

December 31, 2013

original currency

81,319

32,932      104,270      493,493

in $

81,319

43,001      117,540

1,000

242,860

629,673

USD ($)  =

US Dollar

EURO     =

Euro

CHF

=

Swiss Francs

CRC

=

Costa Rican Colón

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

5.

RESTRICTED CASH

As of March 31, 2014, the Company has the following restricted cash positions:

March 31,

December 31,

Restricted Cash

2014

2013

$

$

Credit Suisse in favor of

BVK Personalvorsorge des Cantons Zurich

144,239

142,657

HSBC in favor of

Costa Rican Tourism Board

370,000

372,205

Banco Nacional de Costa Rica in favor of the

Costa Rican Environmental Agency – SETENA

619,762

619,762

Banco National de Costa Rica in favor of the Costa

Rican Tourism Board

563,350

563,350

Gross

1,697,351

1,697,974

Restricted cash  positions  in favor  of  Costa Rican Tourism Board  and Costa Rican  Environmental

Agency – SETANA are related to the hotel project in Costa Rica and therefore their release is not expected  before  finalization  of  the  corresponding  project.  Due  to  this  fact  these  restricted  cash positions has been classified as long term.

The  restricted  cash  position  in  favor  of  BVK  Personalvorsorge  des  Cantons  Zurich  is  a  rental deposit  related  to  a  long-term  lease  contract  for  office  space.  Due  to  this  fact,  this  restricted  cash position is also classified as long term.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

6.

PROPERTY & EQUIPMENT

March 31, 2014

December 31, 2013

Land

$

19,700,000

19,700,000

IT Equipment

185,846

185,846

Other equipment and furniture

321,901

321,901

Leasehold improvements

66,617

66,617

Vehicles

90,250

74,000

Construction in-process

26,198,679

23,404,599

Gross

46,563,293

43,752,963

Less accumulated depreciation

(394,944)

(380,749)

Net

$

46,168,349

43,372,214

Depreciation expenses for the year

14,194

50,967

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

The construction in process amount that was spent up to March 31, 2014 and December 31, 2013,

is  represented  primarily  by  architectural  work  related  to  the  hotel  and  apartments  and  also  to construction work, earth movements and retaining walls.

Deposit related to construction work

During  the  quarter  ended  March  31,  2014,  main  earthmoving  groundwork  has  started  for  which work  the  Company has  paid  several  deposits  to  contractors.  These  deposits  will  be  offset  against invoices  for  such  groundwork.  As  of  March  31,  2014  and  December  31,  2013,  the  Company has

deposits of $608,224 and $650,685 respectively, which have not been set off.

Guaranty Retention

During the quarter ended March 31, 2014, main earthmoving groundwork has started. Due to this,

the  Company  received  several  invoices  from  contractors.  The  Company  retained  some  amounts related  to  construction  work.  As  soon  as  the  Company  officially accepts  the  corresponding  work retention the retention  will  be  paid.  As of March  31,  2014  and December  31, 2013,  the Company

had  guaranty  retention  in  the  amount  of  $285,806  and  $179,719,  which  is  stated  in  accrued expenses.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

7.

DOWN PAYMENTS FOR PROPERTY & EQUIPMENT

March 31, 2014

December 31, 2013

La Punta (neighboring piece of land)

$

2,369,816

2,369,816

Hotel Project Atlanta

$

-

1,573,957

Altos del Risco

$

-

-

Gross

$

2,369,816

3,943,773

Write off Hotel Project Atlanta

$

-

(1,573,957)

Total (net)

$

2,369,816

2,369,816

Agreement to Purchase a neighboring piece of land

On April 20, 2012, the Company entered into an agreement to purchase two additional concession properties  located  at  Polo  Papagayo,  Guanacaste,  with  a  total  surface  of  approximately  230,000 square  meters  for  a  price  of  $22,895,806,  whereof  fifty  percent  was  to  be  paid  in  cash  and  the other  fifty percent  in ten  percent equity of  La  Punta (the  concession  properties in Polo Papagayo)

and  five  percent  in  equity  of  Paradisus  Papagayo  Bay  Resort  &  Luxury  Villas  (currently  under construction), both located in Costa Rica. The payment schedule was as follows:

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

During  the  second  quarter  of  2013,  the  Company  entered  into  a  new,  revised  agreement  for  the purchase  of  two  additional  concession  properties  at  Polo  Papagayo,  Guanacaste.  The  original contract  as  described  above  was  cancelled  and  replaced  by  a  new  contract,  which  includes  the following clauses:

—     The total purchase price is $17,500,000 of which $1,369,816 has been paid as of date of the new revised agreement and therefore $16,130,000 is outstanding as per date of the new, revised agreement.

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

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

7.

DOWN PAYMENTS FOR PROPERTY & EQUIPMENT - Continued

Agreement to Purchase a neighboring piece of land - continued

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

$8,000,000 in total to Third Party

Original Seller

—     $1,000,000 on January 31, 2014 which has not been paid as of the date of this and is non-refundable.

—     $1,000,000 on February 28, 2014 which has not been paid as of the date of this and is non-refundable.

—     $1,000,000 on March 31, 2014 which has not been paid as of the date of this and is non-refundable.

—     $1,000,000 on April 30, 2014 which has not been paid as of the date of this and is non-refundable.

—     $1,000,000 on May 31, 2014 and is non-refundable

—     $1,000,000 on June 30, 2014 and is non-refundable

—     $1,000,000 on July 31, 2014 and is non-refundable

$1,130,000 on August 31, 2014 and is non-refundable

$8,130,000 in total to Original Seller

Hotel Project Atlanta

On   September   19,   2012,   the   Company  entered  into   a   purchase   agreement   for   a   hotel   and

entertainment  complex  in  Atlanta,  Georgia  (United  States  of  America).  The  entire  purchase amount  of  $26  million  for  the  assets  had  no  firm  financing  commitment.  Further,  an  additional amount  of  approximately $18  million  for  renovations  would  need  to  be  invested  in  the  hotel  and entertainment  complex.  The  Company  was  in  negotiations  with  various  parties  to  finalize  a financing  package  for  this  project  but  was  not  been  able  to  conclude  the  transaction  by  October

15,   2013.   On   October   15,   2013,   a   fifth-amendment   to   the   agreement   expired,   causing  the

Company  to  default.  Therefore  amounts  paid  as  non-refundable  deposits  and  taxes  related  to  the property  of  total  $1,573,957  were  expensed  on  October  16,  2013.  The  deposits  and  taxes  paid were  included  in  the  line  item  “Down  payments  for  property  and  equipment”  in  the  Company’s

balance   sheet   and   have   been   expensed   to   General   and   administrative   expenses   in   the

Consolidated Statements of Comprehensive Loss.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

7.

DOWN PAYMENTS FOR PROPERTY & EQUIPMENT – Continued

Hotel Project Atlanta - continued

On  October  28,  2013,  the  Company  concluded  a  further  amendment  (sixth-amendment)  with  the counterparty. This sixth amendment includes the following clauses:

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

On March 28, 2014, the Company decided not  to continue with the project  due  to the changes in the conditions related to the acquisition and an inability to adjust a financing package to the new conditions.  As  part  of  the  termination  and  to  avoid  potential  litigation,  the  Company  agreed  to pay  the  counterparty  EUR  100,000  (approximately  $124,500)  to  settle  any  further  obligation.

The  amount  of  EUR  100,000  (approximately  $124,500)  has  been  expensed  within  the  actual quarter and is included in other operating expenses.

Subsequent to the balance sheet date on April 7, 2014 the Company paid the EUR 100,000 to the counterparty.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

Fair  value  measurement  includes  the  consideration  of  non-performance  risk.  Non-performance risk  refers  to  the  risk  that  an  obligation  (either  by  counterparty  or  us)  will  not  be  fulfilled.  For financial  assets  traded  in  an  active  market  (Level  1),  the  non-performance  risk  is  included  in  the market  price.  For  certain  other  financial  assets  and  liabilities  (Level  2  and  3),  our  fair  value calculations have been adjusted accordingly.

As  of  March  31,  2014  and  December  31,  2013,  respectively,  there  are  no  financial  assets  or liabilities measured on a recurring basis at fair value.

In   addition   to   the   methods   and   assumptions   we   use   to   record   the   fair   value   of   financial

instruments  as  discussed  above,  we  used  the  following  methods  and  assumptions  to  estimate  the fair value of our financial instruments:

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

8.

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

—

Notes payable to related parties –  (current) – carrying amount approximated fair value due to the short term nature of the notes payable.

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

The fair value of our financial instruments is presented in the table below:

March 31, 2014

December 31, 2013

Carrying

Fair Value

Carrying

Fair Value

Fair Value

Amount

Amount

Reference

$

$

$

$

Levels

Cash and cash equivalents

242,860

242,860

629,673

629,673

1

Note 4

Restricted cash

1,697,351

1,697,351

1,697,974

1,697,974

1

Note 5

Accounts Payable

6,685,659

6,685,659

7,063,070

7,063,070

1

-

Note payable

4,818,172

4,818,172

2,000,000

2,000,000

1

Note 16

Notes payable to related

parties – Dr. M. Rössler

949,367

865,114

938,890

833,715

1

Note 9

(current)

Notes payable to related

parties – Rigendinger

658,346

658,346

600,000

600,000

3

Note 9

(current)

Notes payable to related

parties – other (current)

30,000

30,000

116,592

116,592

3

Note 9

Notes payable to related

499,987

499,987

1,065,963

1,065,963

3

Note 9

parties – Mettler (current)

EUR-bond (old)

754,332

754,332

5,786,248

5,786,248

3

Note 11

EUR-bond (new)

8,254,122

8,254,122

6,757,065

6,757,065

3

Note 11

CHF-bond     13,236,028

13,236,028

8,558,443

8,558,443

3

Note 11

Notes payable to related

parties – Aires (non-     34,103,862

34,103,862      33,409,095

33,409,095

3

Note 9

current)

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

9.

RECEIVABLES FROM AND PAYABLES TO RELATED PARTIES

Advances from (to) related parties are composed as follows:

Receivables

Payables

March 31,

December 31,

March 31,

December 31,

2014

2013

2014

2013

1     Hans Rigendinger

-

-

658,346

600,000

2     Josef Mettler

-

-

499,987

1,065,963

3     Adrian Oehler

-

-

-

39,002

4     Aires International

-

-

34,103,862

33,409,095

5     Dr. Max Rössler

-

-

949,367

938,890

6     4f capital ag

-

-

-

27,590

7     Akyinyi Interior and

Exterior Decoration

-

-

30,000

50,000

Total excluding interest

-

-

36,241,562

36,130,540

Accrued interest

-

-

2,304,774

1,693,166

Total

-

-

38,546,336

37,823,706

of which non-current

-

-

34,103,862

33,409,095

Related party

Capacity

Interest    Repayment

Rate

Terms

Security

1     Hans Rigendinger     Shareholder, COO and Company board member

3%

none

none

2     Josef Mettler

Shareholder, CEO, CFO and Company board member

3%

none

none

3     Adrian Oehler

Shareholder and chairman of the board SunVesta AG

3%

none

none

4     Aires International

*** see hereinafter ***

5     Dr. Max Rössler

*** see hereinafter ***

6     4f capital ag

Company owned by Josef Mettler (see No. 2)

none

none

none

Akyinyi Interior

7     and Exterior

Company owned by the wife of a Company board

Decoration

member

none

none

none

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

9.

RECEIVABLES FROM AND PAYABLE TO RELATED PARTIES - Continued

Loan agreement Aires International Investment Inc.

On  July  27,  2011,  SunVesta  AG  signed  a  loan  agreement  with  Aires  International  Investments

Inc.  (“Aires”),  a  company  owned  by  Mr.  Rössler  (a  board  member  of  the  Company).  The  loan agreement was amended on May 11, 2012, on June 21, 2012 and on October 31, 2013.

The agreement includes the following main terms:

—    All previous existing loan agreements including amendments between SunVesta Holding AG and Aires

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

—    Yearly  interest  on  the  loan  is  7.25%  and  will  be credited  to  the  loan  account  on  a  quarterly  basis,  i.e.  on  March

31, June 30, September 30 and December 31.

In  addition,  a  fraction  of  the  loan  amounting  to  CHF  10,044,370  that  was  transferred  from

SunVesta  Holding  AG  to  the  Company  as  of  December  31,  2012,  was  clarified  in  a  promissory note in October 2013 with the main terms being:

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

—    The following covenants have been agreed:

(A)  So  long  as  the  Company  shall  have  any  obligation  under  this  Note,  the  Company  shall  not  without  Aires’

written  consent  (a)  pay,  declare  or  set  apart  for  such  payment,  any  dividend  or  other  distribution  (whether  in cash, property or other securities) on shares of capital stock or (b) directly or indirectly or through any subsidiary make any other payment or distribution in respect of its capital stock.

(B)  So  long  as  the  Company  shall  have  any  obligation  under  this  Note,  the  Company  shall  not  without  Aires’

written  consent  redeem,  repurchase  or  otherwise  acquire  (whether  for  cash  or  in  exchange  for  property  or  other securities  or  otherwise)  in  any  one transaction  or  series  of  related  transactions  any  shares  of  capital  stock  of  the

Company or any warrants, rights or options to purchase or acquire any such shares.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

9.

RECEIVABLES FROM AND PAYABLE TO RELATED PARTIES – Continued

Loan agreement Aires International Investment Inc – continued

Additionally another fraction of the loan  amounting to CHF 10,000,000 that was transferred from

SunVesta  Holding  AG  to  the  Company  as  of  December  31,  2013,  was  clarified  in  a  promissory note in March 2014, with the main terms being:

—    The effective date is December 31, 2013. However, since the promissory note was only signed in March 2014 this is the relevant date for accounting purposes.

—    The principal amount together with any interest will be payable on December 31, 2015 (the maturity date)

—    The interest rate is 7.25%.

—    Any  amount  of  principal  or  interest  which  is  not  paid  when  due  shall  bear  interest  at  the  rate  of  10%  per  year from the due date until it is paid.

—    The following covenants have been agreed:

(A)  So  long  as  the  Company  shall  have  any  obligation  under  this  Note,  the  Company  shall  not  without  Aires’

written  consent  (a)  pay,  declare  or  set  apart  for  such  payment,  any  dividend  or  other  distribution  (whether  in cash, property or other securities) on shares of capital stock or (b) directly or indirectly or through any subsidiary make any other payment or distribution in respect of its capital stock.

(B)  So  long  as  the  Company  shall  have  any  obligation  under  this  Note,  the  Company  shall  not  without  Aires’

written  consent  redeem,  repurchase  or  otherwise  acquire  (whether  for  cash  or  in  exchange  for  property  or  other securities  or  otherwise)  in  any  one transaction  or  series  of  related  transactions  any  shares  of  capital  stock  of  the

Company or any warrants, rights or options to purchase or acquire any such shares.

Due  to  the  transfer  of  fractions  of  the  loan  from  SunVesta  Holding  AG  to  the  Company  foreign exchange  gains  or  losses  will  be  reflected  through  the  income  statement  rather  than  in  the comprehensive income (cumulative translation adjustment).

As  of  March  31,  2014  and  December  31,  2013  the  Company  borrowed  CHF  31.77  million

(approximately  $34.10  million)  respectively  CHF  31.12  million  (approximately  $33.41  million)

from  Aires  and  accrued  interest  of  CHF  2.04  million  (approximately  $2.30  million)  respectively

CHF 1.59 million (approximately $1.69 million).

As of the date of this report the Company has borrowed CHF 32.27 million ($34.56 million) from

Aires.

Loan agreement Hans Rigendinger (current)

Hans  Rigendinger  gave  the  Company  a  short  term  loan  based  on  the  guarantee  agreement  as described  in  Note  3.  On  this  current  loan,  which  has  been  contractually formalized  on  January 1,

2014,  the  Company  has  to  pay  3%  interest.  As  per  March  31,  2014  and  December  31,  2013,

$658,346  (CHF  583,700)  and  $600,000  (CHF  532,300)  respectively,  of  this  short  term  loan remained due.

For  the  period  ended  March  31,  2014  and  March  31,  2013,  the  Company  paid  interest  to  Hans

Rigendinger of $3,789 (CHF 3,440) and $0 (CHF 0) related to this current loan.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

9.

RECEIVABLES FROM AND PAYABLE TO RELATED PARTIES – Continued

Loans Dr. Max Rössler

On  June  7,  2012,  Dr.  Rössler  (board  member  of  the  Company)  gave  a  short  term  loan  of  $1.81 million  that  would  have  been  repayable  on  May  30,  2013,  or  on  demand  within  five  working days.  The  Company  is  not  required  to  pay  any  interest  and  can  repay  the  loan  either  in  cash  or with the delivery of 10,000 shares of Intershop Holding AG,  a publically traded entity,  regardless of  actual  trading  value  on  the  date  of  delivery.  The  Company  concluded  on  April  19,  2013,  with

Dr. Rössler and Aires an act of transfer. Based on this act of transfer the loan has been transferred to Aires and the balance has added to the existing loan agreement with Aires.

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

The  Company  therefore  might  recognize  a  gain  if  the  loan  is  repaid  in  Schindler  Holding  AG shares  and  the  trading  price  of  the  shares  is  less  than  the  amount  due.  Based  on  the  trading  price for  Schindler  Holding AG  shares  on  March  31,  2014,  the  Company  would  not  have  recognized  a gain. Therefore the fair value of the loan approximates the carrying value of the loan.

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

Holding  AG  shares  and  the  trading  price  of  the  shares  is  less  than  the  amount  due.  Based  on  the trading  price  for  Intershop  Holding  AG  shares  on  March  31,  2014,  the  Company  would  have recognized a  gain,  which  has  been immaterial and not recognized by the Company.  Therefore the fair value of the loan approximates the carrying value of the loan.

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

The  Company  therefore  might  recognize  a  gain  if  the  loan  is  repaid  in  Datewyler  Holding  AG shares  and  the  trading  price  of  the  shares  is  less  than  the  amount  due.  Based  on  the  trading  price for  Daetwyler  Holding AG shares on March 31, 2014, the Company would  not  have  recognized a gain. Therefore the fair value of the loan approximates the carrying value of the loan.

Subsequent  to  the  balance  sheet  date  on  April  30,  2014,  the  Company  agreed  with  Dr.  Rössler that  all  personally given  loans  will be  transferred to Aires  and the  corresponding balances  will  be added to the existing loan agreement with Aires.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

9.

RECEIVABLES FROM AND PAYABLE TO RELATED PARTIES – Continued

Loan Josef Mettler (current)

During  the  financial  year  2013,  Josef  Mettler  gave  the  Company  a  short  term  loan  based  on  the guarantee  agreement  as  described  in  Note  3.  On  this  current  loan  the  Company  has  to  pay  3%

interest.   As   per   March   31,   2014   and   December   31,   2013,   $499,987   (CHF   443,539)   and

$1,065,963 (CHF 956,169) respectively, of this short term loan remained due.

For  the  period  ended  March  31,  2014  and  March  31,  2013,  the  Company  paid  interest  to  Josef

Mettler of $6,041 (CHF 5,485) and $0 (CHF 0) related to this current loan.

10.

RELATED PARTY TRANSACTIONS

Commissions paid to related parties

During  the  periods  ended  March  31,  2014,  and  March  31,  2013,  the  Company paid  commissions to  4f  capital  ag  in  the  amount  of  approximately  $60,300  and  $108,000,  respectively  related  to financing  of  the  Company.  4f  capital  ag  is  a  company owned  and  directed  by Mr.  Mettler  (board of  director  of  the  Company  and  CEO  of  the  Company)  and  receives  a  commission  of  1.5%  for new  funds  that  the  Company  receives  based  on  consulting  services  rendered  by  4f  capital  ag.

These costs have been capitalized to debt issuance costs.

Service fees paid to Akyinyi Interior and Exterior Decoration

During  the  periods  ended  March  31,  2014,  and  March  31,  2013,  the  Company  paid  fees  to

Akyinyi  Interior  and  Exterior  Decoration  –  a  company  owned  by  the  wife  of  a  member  of  the board of directors – related to interior design of the Papagayo Gulf Tourism project in the amount of approximately $30,000 and $30,000 respectively. These costs have been capitalized to property and  equipment.  Until  end  of  January  2015,  the  Company  is  committed  to  pay  monthly  $10,000 based on the contract with Akyinyi Interior and Exterior Decoration.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

11.

BONDS

Description

EUR (€) bond (old)

CHF bond

Issuer:

SunVesta Holding AG

SunVesta Holding AG

Type of securities:

Bond in accordance with Swiss law

Bond in accordance with Swiss law

Approval by SunVesta AG BOD:

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

Approval by SunVesta AG BOD:

October 31, 2013

Volume:

Up to €15,000,000

Units:

€10,000

Offering period:

11/07/2013 – 03/31/2014

Due date:

December 2, 2016

Issuance price:

100%

Issuance day::

December 2, 2013

Interest rate:

7.25% p.a.

Interest due dates:

December 2, 2013

Applicable law:

Swiss

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

11.

BONDS - Continued

The nominal amounts have changed as follows:

CHF Bond

CHF Bond

2014

2013

$

$

Balances January 1

8,558,443

5,689,364

Cash inflows

4,725,017

2,650,882

Cash outflows

-

(52,424)

Foreign currency adjustments

445,603

528,145

Sub-total (Fair value)

13,729,063

8,815,967

Discounts (commissions paid to bondholders)

(777,248)

(476,636)

Accumulated amortization of discounts

284,213

219,112

Unamortized discounts

(493,035)

(257,524)

Balances March 31 and December 31

(Carrying value)

13,236,028

8,558,443

As    per    date    of    this    report    the    Company    has    realized    a    cumulative    amount    of

CHF 14.78 million ($16.67 million).

EUR-Bond

EUR-Bond

(new)

(new)

2014

2013

$

$

Balances January 1, 2014 and December 2, 2013

6,757,056

0

Cash inflows

1,378,650

6,603,097

Cash outflows

-

-

Foreign currency adjustments

118,406

153,968

Sub-total (Fair value)

8,254,122

6,757,065

Discounts (commissions paid to bondholders)

-

-

Amortization of discounts

-

-

Unamortized discounts

-

-

Balances March 31 and December 31, 2013

(Carrying value)

8,254,122

6,757,056

As    per    date    of    this    report    the    Company    has    realized    a    cumulative    amount    of

EUR 6.74 million ($9.26 million).

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

11.

BONDS - Continued

EUR-Bond

EUR-Bond

(old)

(old)

2014

2013

$

$

Balances January 1

5,786,248

14,216,707

Cash inflows

-

792,740

Cash outflows

(4,989,073)

(9,727,189)

Foreign currency adjustments

(42,843)

503,991

Sub-total (Fair value)

754,332

5,786,249

Discounts (commissions paid to bondholders)

(248,195)

(248,195)

Amortization of discounts

248,195

248,195

Unamortized discounts

-

-

Balance March 31 and December 31

(Carrying value)

754,332

5,786,248

As  of  March  31,  2014,  SunVesta AG  has  not  been  able  to  fully repay the  old EURO  Bond  which was  due  on  November  30,  2013.  As  per  March  31,  2014,  the  Company  had  overdue  bonds  to repay of $754,332 (EUR 540,000).

Subsequent  to  the  balance  sheet  date  on  April  7,  2014  the  Company  was  able  to  repay  the  last outstanding bond of $754,332 (EUR 540,000).

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

12.

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

Actuarial valuation

Net periodic pension cost has been included in the Company’s results as follows:

Three months ended

Three months ended

Pension expense

March 31, 2014

March 31, 2013

$

$

Current service cost

14,147

13,632

Net actuarial (gain) loss recognized

(169)

(268)

Interest cost

1,494

1,181

Expected return on assets

(1,550)

(1,208)

Employee contributions

(5,918)

(5,448)

Net periodic pension cost

8,004

7,890

During  the  three  months  periods  ended  March  31,  2014  and  March  31,  2013  the  Company  made cash contributions of $5,915 and $5,500, respectively, to its defined benefit pension plan.

All  of  the  assets  are  held  under  the  collective  contract  by  the  plan’s  re-insurer  Company  and  are

invested   in   a   mix   of   Swiss   and   international   bond   and   equity  securities   within   the   limits

prescribed by the Swiss Pension Law.

The expected future cash flows to be paid by the Company in respect of employer contributions to the pension plan for the year ended December 31, 2014 are $17,745.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

13.

STOCK COMPENSATION

The Company has included share based remuneration based on “SunVesta Inc. Stock Option Plan

2013”   as  part   of  the  total   remuneration   in  some  new  employment   and   board   of  director’s

contracts.  Based  on  this  stock  option  plan  the  Company  has  the  possibility since  January 1,  2013 to issue up to 50,000,000 common stock shares under the plan.

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

Share Grants – Mr. Hans Rigendinger

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

Share Grants – Dr. Max Rössler

On July 3, 2013 the Company granted 3,000,000 common shares, valued at $0.07 which has been the  share  price  and  therefore  the  fair  value  on  grant  date,  to  Dr.  Max  Rössler  in  connection  with his  election  to  the  board  of  directors  as  so-called  signing  bonus.  These  shares  were  officially issued on October 15, 2013.

Share Grants – Mr. Josef Mettler

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

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

13.

STOCK COMPENSATION - Continued

Share Grants – Mr. José María Figueres Olsen

On  March  10,  2014,  the  Company authorized  the  issuance  of  500,000  common  shares,  valued  at

$0.10  which  has  been  the  share  price  and  therefore  the  fair  value  on  grant  date,  to  José  María

Figueres  Olsen  in  connection  with  his  appointment  to  the  board  of  directors.  These  shares  were not  issued  as  per  balance  sheet  date  and  also  not  as  per  date  of  this  report.  Additionally,  the

Company agreed to a retention award of 200,000 common shares for each fully completed year of service,  which  initial  year  would  be  completed  on  March  10,  2015.  Therefore  the  Company may

be  obligated  to  issue  an  additional  200,000  common  shares  on  March  10,  2015,  to  José  María

Figueres Olsen related to his retention award.

Share Grants – Mr. Howard M. Glicken

On  March  10,  2014,  the  Company authorized  the  issuance  of  500,000  common  shares,  valued  at

$0.10  which  has  been  the  share  price  and  therefore  the  fair  value  on  grant  date,  to  Howard  M.

Glicken  in  connection  with  his  appointment  to  the  board  of  directors.  These  shares  were  not issued as per balance sheet date and also not as per date of this report. Additionally, the Company agreed  to  a  retention  award  of  200,000  common  shares  for  each  fully  completed  year  of  service,

which  initial  year  would  be  completed  on  March  10,  2015.  Therefore  the  Company  may  be

obligated  to  issue  an  additional  200,000  common  shares  on  March  10,  2015,  to  Howard  M.

Glicken related to his retention award.

Share Grants – Summary

Based  on  these  contracts  the  Company  has  included  the  following  stock-based  compensation  in the Company’s results:

Stock-based compensation (shares)

Three months

Three months

ended March 31, 2014

ended March 31, 2013

Shares granted

46,400,000 shares

16,000,000 shares

Fair Value respectively market price on grant date

$0.0744

$0.0800

Total maximal expenses (2013-2020)

$3,450,000

$1,280,000

Shares vested

15,000,000 shares

3,500,000 shares

Unvested shares

31,400,000 shares

12,500,000 shares

As  of  March  31,  2014,  the  Company expects  to  record  compensation  expense  in  the  future  up  to

$2,100,166 as follows:

Year ending December 31,

Stock-based

Through

compensation

December 31,

(shares)

2014

2015

2016

2017

2018

2019

2020

$

$

$

$

$

$

$

Unrecognized

compensation

337,500

417,666

410,000

410,000

210,000

210,000

105,000

expense

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

13.

STOCK COMPENSATION - Continued

Stock Options – Mr. Hans Rigendinger

The   Company   granted   to   Hans   Rigendinger,   in   connection   with   his   employment   contract,

10,000,000   options   on   January  1,   2013.   Each   option   entitles   Mr.   Rigendinger   to   buy   one

Company   share   at   a   strike   price   of   $0.05.   These   options   will   be   vested   in   two   identical

installments (installment A and B) of 5,000,000 options.

For  installment  A,  is  required  to  complete  a  financing  arrangement  with  a  specific  counterparty.

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

Company  authorized  a  revised  stock  option  agreement  with  Hans  Rigendinger.  This  revised agreement  does  not  longer  require  that  the  financing  arrangement  needs  to  be  concluded  with  a specific  counterparty.  Therefore  the  options  could  be  vested  if  such  financing  arrangement  (so-

called main financing arrangement for Paradisus Papagayo Bay Resort & Luxury Villas) has been concluded with any counterparty.  As of date  of  the revised stock  option  agreement  (July 4,  2013)

the  fair  value  was  $246,000.  Installment  A  granted  to  Mr.  Rigendinger  was  modified  on  July  4,

2013,  since  the  initial  performance  condition  was  improbable  to  be  met.  Since  the  modification changed the expectation  that the  options  will ultimately vest  and no expense had been recognized for  the  original  award,  the  fair  value  of  the  modified  award  will  be  expensed  on  a  straight  line basis  over  the  expected  vesting  period.  As  of  March  31,  2014  the  Company  still  assesses  the probability that this performance conditions will be met at 100%.

For  installment B, it was originally required that the Company completes the  Paradisus  Papagayo

Bay Resort & Luxury Villas (see Note 17) by the thereinafter mentioned date of July 1, 2015, and

Meliá  assumes  management  responsibilities  for  the  property.  As  of  grant  date,  the  fair  value  was

$340,000.  As  of  March  6,  2014,  the  Company still  assesses  the  probability that  this  performance

condition   will   be   met   at   100%   but   as   the   opening   was   postponed   (see   Note   17).   The

corresponding  relevant  date  for  this  performance  condition  is  now  the  fourth  Quarter  2015.

Hence,  the  remaining  fair  value  of  the  award  will  be  expensed  on  a  straight-line  basis  over  the recalculated expected remaining vesting-period.

Stock Options – Dr. Max Rössler

The  Company  granted  to  Dr.  Max  Rössler,  in  connection  with  his  appointment  to  the  board  of directors,  10,000,000  options  on  July  3,  2013.  Each  option  entitles  Mr.  Rössler  to  buy  one

Company   share   at   a   strike   price   of   $0.05.   These   options   will   be   vested   in   two   identical

installments (installment A and B) of 5,000,000 options.

For  installment  A  (5,000,000  options),  it  is  required  to  complete  a  financing  arrangement  (main financing arrangement for Paradisus Papagayo Bay Resort & Luxury Villas). As of grant date, the fair  value  was  $249,835.  As  of  March  31,  2014  the  Company  still  assesses  the  probability  that this  performance  conditions  will  be  met  at  100%  and  will  expense  the  total  fair  value  on  a straight-line basis over the expected vesting period.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

13.

STOCK COMPENSATION - Continued

Stock Options – Dr. Max Rössler - continued

For  installment  B  (5,000,000  options),  it  is  required  that  the  Company  completes  the  Paradisus

Papagayo Bay Resort & Luxury Villas (see Note 17) by the thereinafter mentioned date of July 1,

2015  and  Meliá  assumes  management  responsibilities  for  the  property.  As  of  grant  date  the  fair value  was  $258,210.  As  of  March  6,  2014,  the  Company  still  assesses  the  probability  that  this performance  condition  will  be  met  at  100% but  as  the opening was  postponed (see  Note 17).  The corresponding  relevant  date  for  this  performance  condition  is  now  the  fourth  Quarter  2015.

Hence,  the  remaining  fair  value  of  the  award  will  be  expensed  on  a  straight-line  basis  over  the recalculated expected remaining vesting-period.

Stock Options – Mr. Josef Mettler

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

For  installment  A  (3,000,000  options),  it  is  required  to  complete  a  financing arrangement  (bridge financing). As of grant date the fair value was $149,000. As of March 31, 2014 the Company still assesses  the  probability  that  this  performance  conditions  will  be  met  at  100%  and  will  expense the total fair value on a straight-line basis over the expected vesting period.

For  installment  B  (4,000,000  options),  it  is  required  to  complete  a  financing  arrangement  (main financing arrangement for Paradisus  Papagayo  Bay Resort & Luxury Villas). As of grant  date the fair  value  was  $200,000.  As  of  March  31,  2014  the  Company  still  assesses  the  probability  that this  performance  conditions  will  be  met  at  100%  and  will  expense  the  total  fair  value  on  a straight-line basis over the expected vesting period.

For  installment  C  (5,000,000  options),  it  is  required  that  the  Company  completes  the  Paradisus

Papagayo Bay Resort & Luxury Villas (see Note 17) by the thereinafter mentioned date of July 1,

2015  and  Meliá  assumes  management  responsibilities  for  the  property.  As  of  grant  date  the  fair value was $258,000. As of date of December 31, 2013, the Company assessed the probability that this  performance  condition  will  be  met  at  100%.  As  of  March  31,  2014,  the  Company  still assesses  the  probability  that  this  performance  condition  will  be  met  at  100%  but  as  the  opening was  postponed  (see  Note  17).  The  corresponding  relevant  date  for  this  performance  condition  is now  the  fourth  Quarter  2015.  Hence,  the  fair  value  of  the  award  will  be  expensed  on  a  straight-

line basis over the recalculated expected vesting-period.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

13.

STOCK COMPENSATION - Continued

Stock Options – Summary

A  summary  of  stock  options  outstanding  as  per  March  31,  2014  is  as  follows  (for  the  previous year no stock options have been granted):

Options outstanding

Number of

Weighted average

Weighted average

Options

exercise price

remaining

contractual life

Outstanding January 1, 2014

32,000,000

$ 0.05

9.17 years

Granted

-

Exercised

-

Forfeited or expired

-

Outstanding March 31, 2014

32,000,000

$ 0.05

9.17 years

Exercisable March 31, 2014

-

The following table depicts the Company’s non-vested options as of March 31, 2014 and changes during the period:

Non-vested options

Shares under Options

Weighted average grant date

fair value

Non-vested at December 31, 2013

32,000,000

$ 0.053

Non-vested-granted

-

-

Vested

-

-

Non-vested, forfeited or cancelled

-

-

Non-vested at March 31, 2014

32,000,000

$ 0.053

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

Assumption

March 31, 2014

March 31, 2013

Dividend yield

-

None

Risk-free interest rate used (average)

-

1.00%

Expected market price volatility

-

80.00%

Average expected life of stock options

-

6.0 years

The  computation  of  the  expected  volatility  assumption  used  in  the  Black-Scholes  calculation  for new  grants  is  based  on  historical  volatilities  of  a  peer  group  of  similar  companies  in  the  same industry. The expected life assumptions are based on underlying contracts.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

13.

STOCK COMPENSATION - Continued

Stock Options – Summary - Continued

As  of  March  31,  2014,  the  Company  had  unrecognized  compensation  expenses  related  to  stock options currently outstanding, to be recognized in future quarters respectively years as follows:

Through to December

Year ending December 31,

Stock-based compensation (options)

31, 2014

2015

$

$

Unrecognized compensation expense

208,212

277,616

14.

SUMMARY OF SHARE AND OPTION COMPENSATION EXPENSE

The  Company  recorded  the  following  amounts  related  to  stock  based  compensation  expense during the periods ended March 31, 2014 respectively March 31, 2013:

Summary of share and option based compensation

Three months

Three months

expense

March 31, 2014

March 31, 2013

$

$

Share grants (see Note 12 for details)

204,834

330,000

Option grants (see Note 13 for details)

378,758

40,000

Total

(recorded under general & administrative expense)

583,592

370,000

15.

FUTURE LEASE COMMITTMENTS

On December 1,  2012,  the Company entered into a lease  agreement  for the premises for its  Swiss office  with an unrelated entity.  The  annual rental expense  amounts  to approximately $130,000 on a fixed term expiring on December 31, 2017.

16.

NOTE PAYABLE

March 31, 2014

December 31, 2013

$

$

Promissory note

2,000,000

2,000,000

Swisshome Real Estate AG

2,818,172

-

Total

4,818,172

2,000,000

Promissory Note

As  part  of  the  completion  of  the  purchase  of  AdR  (refer  to  note  6)  on  March  9,  2013,  the  parties have  agreed  that  a  remaining  part  of  the  purchase  price  of  $2,000,000  are  converted  into  a  non interest  bearing  and  uncollateralized  loan  payable  which  was  originally  due  for  payment  on

March  8,  2014.  On  February  19,  2014  the  Company  agreed  with  the  counterparty  to  prolong  the due date for the note payable up to February 19, 2015.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

16.

NOTE PAYABLE - Continued

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

As  per  March  31,  2014,  the  outstanding  loan  amount  was  CHF  2.5  million  (approximately $2.82

Mio.)   and   the   pro   rata   interest   expense   recorded   in   the   period   ended   March   31,   2014,   is

CHF  75,000 (approximately  $82,600). On April  22,  2014  the Company repaid  the  loan including lump sum as reimbursement.

17.

OPENING DATE “Paradisus Papagayo Bay Resort & Luxury Villas”

The  official  opening of the  “Paradisius  Papagayo  Bay Resort  &  Luxury Villas”  has  been  delayed by a few months due to geological difficulties encountered during earthwork operations in August

and   September   2013.   Due   to   these   geological   difficulties   some   rock   demolition   became

necessary.   On   September   6,   2013,   the   Company  amended   its   agreement   with   Melía   (“5th

addendum  to  the  management  agreement  of  March  8,  2011”)  to  postpone  the  opening  date  as follows:

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

On March 6,  2014,  the Company has  been  forced  to postpone  the opening date  of the “Paradisius

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

March 31, 2014

18.

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

2012, was the whole penalty or a part of the penalty was paid although the deadline of August 31,

2012,  to  pay the  penalty of  $1  million  was  expired.  Hence,  the  penalty of  $1  million  remained  in accrued  expenses  as  of  December  31,  2012.  On  February  5,  2013,  the  Company  extended  the deadline  to  complete  the  purchase  of  the  property  pursuant  to  the  terms  of  the  management agreement  with  Sol  Meliá,  S.A.,  to  March  15,  2013,  and  agreed  that  the  penalty  of  $1  million would be waived if the purchase was completed by March 15, 2013. The purchase of the property was  finally  concluded  on  March  9,  2013.  Since  the  Company  concluded  the  purchase  of  the property  within  the  extension  period  the  penalty  otherwise  payable  to  Sol  Meliá,  S.A.  and  the corresponding  allowance  was  eliminated  as  of  March  9,  2013.  Therefore,  the  Company  has

released  the  accrual  of  $1  million  related  to  this  transaction  in  the  three  months  period  ended

March 31, 2013.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

19.

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

When the Company posts  a loss,  basic loss  per  share  equals diluted loss  per  share.  The  following table  depicts  how the  denominator  for  the  calculation of  basic  and  diluted  earnings  per  share  was determined under the treasury stock method.

Three-month

Three-month

Earnings per share

period ended

period ended

March 31, 2014

March, 31 2013

Company posted

Net loss

Net loss

Basic weighted average shares outstanding

86,247,159

71,251,720

Dilutive effect of common stock equivalents

None

None

Dilutive weighted average shares outstanding

86,247,159

71,251,720

The   following   table   shows   the   number   of   stock   equivalents   that   were   excluded   from   the

computation of diluted earnings per share for the respective  period because the  effect would have been anti-dilutive.

Three-month

Three-month

Earnings per share

period ended

period ended

March 31, 2014

March, 31 2013

Conversion feature loan to Aires International

Investment Inc. (Options)

-

10,818,437

Options to Hans Rigendinger

10,000,000

10,000,000

Options to Dr. M. Rössler

10,000,000

-

Options to Josef Mettler

12,000,000

-

Total Options

32,000,000

20,818,437

Shares to Hans Rigendinger

(retention bonus – non vested)

10,000,000

12,500,000

Shares to Josef Mettler (retention  award)

21,000,000

-

Shares to Howard M. Glicken (retention award)

200,000

-

Shares to Jose Maria Figueres Olsen (retention award)

200,000

-

Total Shares

31,400,000

12,500,000

Total Options and Shares

63,400,000

33,318,437

Additional  information  regarding  “Conversion  feature loan  to Aires  International  Investment  Inc.

(Options)”  see  Note  9,  receivables  from  and  payables  to  related  parties.  For  further  information regarding  share  and  option  based  payments  see  Note  13  for  stock  compensation,  Note  14  for option based compensation and Note 15 for a summary of option and share based remuneration.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

20.

GENERAL AND ADMINISTRATIVE EXPENSES

General  and  administrative  expenses  according  consolidated  statement  of  comprehensive  loss include:

Three-month period

Three-month period

General and administrative expenses

ended

ended

March 31, 2014

March, 31 2013

$

$

Rental & related expenses

(44,636)

(36,989)

Audit

(90,112)

(47,231)

Consulting

(602,106)

(273,396)

Marketing, Investor & public relations

(7,863)

(3,826)

Travel expenses

(104,759)

(147,053)

Personnel costs including social security’s costs and

share based remuneration

(898,478)

(635,874)

Various other operating expenditures

(304,038)

(160,588)

Write-off Hotel Project Atlanta

-

-

Total according statement of comprehensive loss

(2,051,992)

(1,304,957)

21.

SUBSEQUENT EVENTS

Management has evaluated subsequent events after the balance sheet date, through the issuance of the financial statements, for appropriate accounting and disclosure. The Company has determined that  there  were  no  such  events  that  warrant  disclosure  or  recognition  in  the  financial  statements,

except for the below:

Loan agreement with Specogna Holding AG

On    May    15,    2014,    the    Company    entered    into    a    short    term    loan    agreement    for

CHF  1.0  million  (approximately  $  1.13  million)  with  Specogna  Holding  AG.  This  loan  will  be

repayable  on  July  31,   2014,  and  bears  lump   sum  remuneration  as  interest  of  CHF  30,000

(approximately  $33,800).  This  loan  has  been  secured  with  individual  and  joint  liability  by  Dr.

Max Rössler, Mr. Josef Mettler and Mr. Hans Rigendinger.

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

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes hereto included in this report. All information presented herein is based on our three month periods ended March 31, 2014 and March 31, 2013. Our fiscal year end is December 31.

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

—    $1,000,000 on June 30, 2014, which is non-refundable.

—    $1,000,000 on July 31, 2014, which is non-refundable.

—    $1,130,000 on August 31, 2014, which is non-refundable

$8,130,000 in total to be paid to Meridian

SunVesta AG had paid down-payments on the purchase of these properties of $2,369,816 as of March 31,

2014 and is delinquent in its obligations to Meridian. SunVesta AG is in negotiations with Meridian to re-

design and re-schedule payment of the purchase agreement.

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

(approximately $124,500) to settle any further obligation. The amount of EUR 100,000 (approximately

$124,500) has been expensed within the actual quarter and is included in other operating expenses.

Subsequent to period end, on April 7, 2014, the Company paid the EUR 100,000 settlement amount to

Fundus.

Finance

The anticipated completion of the Paradisus Papagayo Bay Resort & Luxury Villas in the fourth quarter of 2015 will require a net investment of approximately $171 million (excluding non-recuperated overhead expenses), of which approximately $46 million has been expended as of March 31, 2014. We expect to realize a minimum of $125 million in new funding over the next twelve months. New funding over the next twelve months is expected to be raised from a construction loan (see paragraph regarding Banco

Nacional hereinafter), debt financing through bonds, shareholder loans and, if necessary, the guaranty agreement in place as described herein.

Bonds

SunVesta AG, has three bond issues outstanding as of period end, denominated in either EUR (€) or

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

December 31, 2013, in connection with this offering. SunVesta AG was unable to repay $754,332  of that amount due for repayment on November 30, 2013, as of March 31, 2014. Subsequent to period end, on

April 7, 2014, the remaining amount due on the Euro bonds was paid in full.

SunVesta AG initiated a second offering of unsecured EUR bonds on December 2, 2013, of up to

€15,000,000 in units of €10,000 that bear interest at 7.25% per annum payable each December 1 over a three year term that expires on December 2, 2016. SunVesta AG raised $6,603,097 for the year ended

December 31, 2013, and $1,378,650 in the three month period ended March 31, 2014 for a cumulative amount of $9,260,000 as of the date of this report.

Swiss Francs (CHF) Bonds

SunVesta AG initiated the offering of CHF bonds on September 1, 2011, of up to CHF 15,000,000 in units of CHF 50,000 that bear interest at 7.25% per annum payable each August 31 over a four year term that expires on August 31, 2015. SunVesta AG raised $4,725,017 in the three month period ended March

31, 2014 and $2,650,882 in the year ended December 31, 2013, for a total cumulative raise of

$16,666,000 as of the date of this report.

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

Effective December 31, 2012, SunVesta AG, Aires and the Company entered into an assignment of debt agreement, whereby the parties agreed that SunVesta AG’s debt to Aires as of December 31, 2012, in the amount of CHF 10,044,370, including accrued interest, be assumed by the Company with the following conditions:

—     The principal amount together with any interest shall be payable on December 31, 2015.

—     The interest rate is 7.25%

—     Any amount of principal or interest which is not paid when due shall bear interest at the rate of 10% per year from the due date until paid

Effective December 31, 2013, SunVesta AG, Aires and the Company entered into an additional assignment of debt agreement, whereby the parties agreed that a portion of SunVesta AG’s debt to Aires as of December 31, 2013, in the amount of CHF 10,000,000, including accrued interest, be assumed by the Company with the following conditions:

—     The effective date is December 31, 2013. However, since the promissory note was signed in March 2014 this is the relevant date for accounting purposes.

—     The principal amount together with any interest will be payable on December 31, 2015

(the maturity date)

—     The interest rate is 7.25%.

—     Any amount of principal or interest which is not paid when due shall bear interest at the rate of 10% per year from the due date until it is paid.

—     The following covenants have been agreed:

(A) So long as the Company shall have any obligation under this Note, the Company shall not without the Aires’ written consent (a) pay, declare or set apart for such payment, any dividend or other distribution (whether in cash, property or other securities) on shares of capital stock or (b) directly or indirectly or through any subsidiary make any other payment or distribution in respect of its capital stock.

(B) So long as the Company shall have any obligation under this Note, the Company shall not without the Airess’ written consent redeem, repurchase or otherwise acquire (whether for cash or in exchange for property or other securities or otherwise) in any one transaction or series of related transactions any shares of capital stock of the Company or any warrants, rights or options to purchase or acquire any such shares.

The Company has borrowed from Aires on a consolidated cumulative basis approximately $34,100,000 as of March 31, 2014, $33,410,000 as of December 31, 2013, and $10,407,764 as of December 31, 2012.

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

Date

Amount

Shares

Due Date

Public Entity

July 24, 2012

$470,000

10,000

May 30, 2014*

Schindler Holding AG

August 8, 2012      $400,000

700

May 30, 2014*

Zug Estates Holding AG

March 1, 2013

$50,000

52,500

May 30, 2014*

Datewyler Holding AG

*Debt obligations transferred to Aires on April 30, 2014, now governed by the terms and conditions of the loan agreement with

Aires dated October 31, 2013

Guaranty Agreement

During the period ended December 31, 2013, the Company borrowed $1,065,693 at 3% interest from

Josef Mettler pursuant to the terms and conditions of the guaranty agreement dated July 16, 2012. The amount borrowed had decreased to $499,987  as of March 31, 2014.

During the period ended December 31, 2013, the Company borrowed $600,000 at 3% interest from Hans

Rigendinger pursuant to the terms and conditions of the guaranty agreement dated July 16, 2013. The amount borrowed had increased to $658,346 as of March 31, 2014.

Swisshome Real Estate AG

On January 20, 2014, the Company concluded a short term loan agreement with Swisshome Real Estate

AG, Zurich in the amount of CHF 3.0 million (approximately $3.35 million) repayable on April 30, 2014.

Instead of interest Swisshome Real Estate AG will receive a lump sum of CHF 100,000 (approximately

$111,000) as consideration for the loan, which amount is equivalent to an approximate effective yearly interest of 11.98%. As per March 31, 2014, the outstanding loan amount was CHF 2.5 million

(approximately $2.82 Mio.) and the pro rata interest expense recorded in the period ended March 31,

2014, is CHF 75,000 (approximately $82,600). The loan (including lump sum as consideration for the loan) has been repaid subsequent March 31, 2014 on April 22, 2014.

Promissory Note

On March 8, 2013, SunVesta AG entered into an interest free loan agreement (promissory note) in the amount of $2,000,000 payable on March 8, 2014, in connection with the purchase of land adjacent to the

Paradisus Papagayo Bay Resort & Luxury Villas from Altos held in the name of Altos del Risco S.A. The terms of the loan agreement were amended on February 19, 2014, to extend the due date for said payable until February of 2015.

Banco Nacional

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

Specogna Holding AG

Subsequent to period end, on May 15, 2014, the Company entered into a short term loan agreement for

CHF 1.0 million (approximately $ 1.13 million) with Specogna Holding AG repayable on July 31, 2014.

Instead of interest Specogna Holding AG will receive a lump sum of CHF 30,000 (approximately

$33,800) as consideration for the loan. This loan has been secured with individual and joint liability by

Dr. Max Rössler, Mr. Josef Mettler and Mr. Hans Rigendinger.

Timeline

Our expected timeline for developing the Paradisus Papagayo Bay Resort & Luxury Villas is as follows:

—     complete architectural plans in the 2nd  quarter of 2014

—     secure construction loan in the 3rd quarter of 2014

—     commence onsite vertical construction in the 3rd quarter of 2014

—     complete construction in the 4th quarter of 2015

—     handover to Melía in the 4th quarter of 2015

Discussion and Analysis

Our plan of operation through the fourth quarter of 2015 is to complete the Paradisus Papagayo Bay

Resort & Luxury Villas project that will require a total net investment of approximately $171 million

(excluding non-recuperated overhead expenses). We expect to realize a minimum of $125 million in new funding over the next twelve months, though our actual financing requirements may be adjusted to suit that amount realized, and an additional $56 million in funding by the time the development is completed.

New funding over the next twelve months is expected to be raised from debt financing through bonds,

shareholder loans and the guaranty agreement in place as described herein.

Results of Operations

During the three month periods ended March 31, 2014, our operations were focused on (i) finalizing architectural plans, (ii)  obtaining building permits, (iii) progressing earth work excavations on the

Paradisus Papagayo Bay Resort & Luxury Villas property; (iv) securing a credit facility with the Banco

National (v) pursuing additional debt and equity financing arrangements including a CHF bond offering through SunVesta AG in Europe and loans from related parties; and (vi) repaying the remainder due on the original Euro bonds.

The Company has been funded since inception from debt or equity placements and by shareholders or partners in the form of loans. All of the capital raised to date has been allocated to the development of the

Costa Rican property including the purchase of the land and general and administrative costs.

Comprehensive Income/Loss

For the period from the date of inception of development stage on January 1, 2005, until March 31, 2014,

the Company had incurred comprehensive losses of $45,008,018.

Comprehensive loss for the three month period ended March 31, 2014, was $3,100,907 as compared to comprehensive income of $533,810 for the three month period ended March 31, 2013. The transition to comprehensive loss in the current three month period from comprehensive income in the prior three month period can be primarily attributed to a gain of $1,000,000 in the prior three month period related to the release of an accrual for a penalty that was to be paid to Melía, the change in foreign currency translation to a loss $204,812 in the current three month period from a gain of $1,281,405 in the prior three month period, which change is due to volatility between Swiss Francs and US Dollars and the related foreign currency translation difference on intercompany loans which is classified as a permanent investment and the translation of the balance sheet and results of operations of our foreign subsidiaries.

and the increase in general and administrative expenses to $2,051,992 from $1,304,957, which increase can be attributed to the increase in rental expenses to $44,636 from $36,989, the increase in audit fees to

$90,112 from $47,231, the increase in consulting expenses to $602,106 from $273,396, the increase in marketing expenses to $7,863 from $3,826 and the increase in various other operating expenditures to

$304,038 from $160,588, offset by the decrease in travel expenses to $104,759 from $147,053, and the increase in personnel costs from $635,874 to $898,478. Other contributing factors to the transition to comprehensive loss in the current three month period from comprehensive income in the prior three month period include the increase in interest expense to $554,626 from $426,656, due to interest accruing on bonds and notes, the loss on currency exchange difference of $157,157 from a gain of $143,872, and the increase in other expenses to $58,523 from $27,032, offset by the decrease in amortization of debt to

$73,797 from $82,815 and the decrease to nil from the $50,181 loss associated with the change in fair value conversion feature in the prior three month period.

We did not generate revenue during this period and we expect to continue to incur losses through the year ended December 31, 2014.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry-forward and startup costs that will offset future operating profits.

Capital Expenditures

The Company expended a significant amount on capital expenditures for the period from January 1, 2005 to March 31, 2014, in connection with the purchase of land that includes a hotel concession in Costa Rica and expects to incur future cash outflows on capital expenditure as discussed in the "Liquidity and Capital

Resources" and the "Going Concern" paragraphs below.

Liquidity and Capital Resources

The Company has been in the development stage since inception and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

As of March 31, 2014, we had a working capital deficit of $18,865,312. We had current assets of

$302,775 and total assets of $53,109,674. Our current assets consisted of $242,860 in cash, and $59,915 in other assets. Our non-current assets consisted of property and equipment of $46,168,349, deposits related to construction work of $608,224, net debt issuance costs of $1,963,159, down payments for property and equipment of $2,369,816 and restricted cash of $1,697,351. We had current liabilities of

$19,168,087 and total liabilities of $74,878,871. Our current liabilities consisted of $6,685,659 in accounts payable, $4,772,224 in accrued expenses, $4,818,172 in a note payable, $2,137,700 in notes payable to related parties and $754,332 in Euro bond debt. Our non-current liabilities consisted of Euro bond debt of $8,254,122, CHF bond debt of $13,236,028, notes payable to related parties of $34,103,862,

other long term debts of $25,238 and pension liabilities of $91,534.  Total stockholders’ deficit in the

Company was $21,769,197  at March 31, 2014.

For the period from January 1, 2005 to March 31, 2014, net cash used in operating activities was

$19,953,285.

Net cash used in operating activities for the three months ended March 31, 2014, was $986,698 as compared to $1,280,513 for the three months ended March 31, 2013, which differences reflect the changes in working capital and the increase in stock compensation expenses (non-cash). Net cash used in operating activities in the current three month period is comprised of general and administrative expenses that include but are not limited to, personnel costs, accounting fees, consulting expenses, finder’s fees and professional fees, such as for auditing purposes and legal consultation, changes in other assets, accounts payable and accrued expenses. Net cash used in operating activities in the prior three month period can also be primarily attributed to general and administrative expenses and changes in other assets, accounts payable and accrued expenses.

We expect to use net cash in operating activities until such time as net losses transition to net income which transition is not anticipated until we complete the Paradisus Papagayo Bay Resort & Luxury Villas project.

For the period from January 1, 2005 to March 31, 2014, net cash used in investing activities was

$49,870,870.

Net cash used in investing activities for the three months ended March 31, 2014, was $2,155,675 as compared to $4,033,361 for the three months ended March 31, 2013. Net cash used in investing activities in the current three month period can be attributed to the purchase of property and equipment, deposits related to construction, and restricted cash. Net cash used in investing activities in the prior three month period ended March 31, 2013, can be attributed to receivables from related parties, the purchase of property or equipment, down payments for property and restricted cash.

We expect negative net cash in investing activities while in the process of developing the Paradisus

Papagayo Bay Resort & Luxury Villas and looking to additional projects.

For the period January 1, 2005 to March 31, 2014, net cash provided by financing activities was

$70,654,472.

Net cash provided by financing activities for the three months ended March 31, 2014, was $2,747,242  as compared to $5,239,021  for the three months ended March 31, 2013. Net cash provided by financing activities in the current three month period can be attributed to proceeds from notes payable to related parties, note payable, proceeds from SunVesta AG’s bond issuance and the sale of treasury stock, offset by net cash used in financing activities that can be attributed to the repayment of notes payable to related parties, the repayment of bonds and the payment of debt issuance costs. Net cash provided by financing activities in the prior three month period can be attributed to proceeds from notes payable to related parties, and proceeds from SunVesta AG’s bond issuance, offset by net cash used in financing activities that can be attributed to the repayment of bonds and the payment of debt issuance costs.

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

We had no lines of credit or other bank financing arrangements as of March 31, 2014.

We have commitments for executed purchase orders and agreements in the amount of $57 million as of

March 31, 2014, in connection with the development of the Paradisus Papagayo Bay Resort & Luxury

Villas, which commitments are included in the required financing of $185 million to complete the project.

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

We have cancellable commitments that are not included in the required financing for the development of the Paradisus Papagayo Bay Resort & Luxury Villas of approximately $15,000,000 as of March 31, 2014,

to Meridian for the purchase of two additional concession properties in Polo Papagayo, Guanacaste, Costa

Rica.

We maintain a defined benefit plan that covers all of our Swiss employees and have an employment agreement with our chief executive officer and chief operating officer as of March 31, 2014.

We have no current plans for significant purchases or sales of plant or equipment, except in connection with the planned construction of the Paradisus Papagayo Bay Resort & Luxury Villas as discussed above.

We have no current plans to make any changes in the number of our employees as of March 31, 2014.

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

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition,

revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Rössler, shareholder, director and majority shareholder of Aires, Mr. Josef Mettler, shareholder, director and officer.

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

Based on this guaranty agreement, management therefore believes that available funds are sufficient to finance cash flows for the twelve months subsequent to March 31, 2014 and the filing date though future anticipated cash outflows for investing activities will continue to depend on the availability of financing and can be adjusted as necessary.

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

Based on that evaluation, the Company’s management concluded that, due to a lack of independent oversights, failure to segregate duties and insufficient accounting resources as of the end of the period covered by this report, Company’s disclosure controls and procedures were ineffective in recording,

processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and such information was not accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the period ended March 31, 2014, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting, except the appointment of two independent directors for the purpose of maintaining appropriate independent oversight of the Company’s consolidated financial reporting and procedures for internal control over financial reporting, including challenging management’s accounting for and reporting of transactions.

The Company’s management concluded that an increase in the effectiveness and quality of their internal controls and procedures should be reached by corresponding internal projects within the remaining financial year 2014.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.

RISK FACTORS

Not required of smaller reporting companies.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 10, 2014, the Company authorized the issuance of 500,000 shares of restricted common shares,

valued at $0.10 a share to Mr. José Maria Figueres, in connection his appointment to the board of directors in reliance upon the exemptions from registration provided by Section 4(2) and Regulation S of the Securities Act of 1933, as amended (“Securities Act).

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance and grant was an isolated private transaction by the Company which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose; and (3) the offeree was financially sophisticated and with the exemption requirements of Regulation S by having directed no offering efforts in the United States, by offering securities only to an offeree who was outside the United States at the time of the offering, and ensuring that the offeree to whom the securities were offered and authorized was a non-U.S. offeree with an address in a foreign country.

On March 10, 2014, the Company authorized the issuance of 500,000 shares of restricted common shares,

valued at $0.10 a share to Mr. Howard Glicken in connection his appointment to the board of directors in reliance upon the exemptions from registration provided by Section 4(2) of the Securities Act.

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance and grant was an isolated private transaction by the Company which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose; and (3) the offeree was financially sophisticated.

ITEM 3.          DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 55 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant  to  the  requirements  of  the  Securities  Exchange  Act  of  1934,  the  registrant  has  duly  caused  this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SunVesta, Inc.

Date

/s/ Josef Mettler

May 20, 2014

Josef Mettler

Chief Executive Officer, Chief Financial Officer,

Principal Accounting Officer and Director

/s/ Hans Rigendinger

May 20, 2014

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

10.11

Assignment of Debt Agreement dated December 31, 2013, between the Company, SunVesta AG and Aires

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

55