Form 10-Q
period 2014-06-30
SUNVESTA, INC.
filed 2014-08-19
CIK 1060409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2014.

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

Act). Yes ☐ No ☑

Indicate  the  number  of  shares  outstanding  of  each  of  the  issuer’s  classes  of  common  stock,  as  of  the  latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.01 par value (the only class of voting stock), at August 19, 2014, was 83,541,603.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Consolidated Balance Sheets as of June 30, 2014 (Unaudited)  and December 31,

4

2013

Unaudited  Consolidated Statements of Operations and Comprehensive Loss

5

(unaudited)  for the three and six months ended June 30, 2014 and June 30, 2013

Unaudited  Consolidated Statements of  Stockholders’ Equity (Unaudited) for the

6

six months ended June 30, 2014 and June 30,2013

Unaudited  Consolidated Statements of Cash Flows (unaudited) for the six months

7

ended June 30, 2014 and June 30, 2013

Notes to Unaudited  Consolidated Financial Statements

8

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of

40

Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

53

Item 4.

Controls and Procedures

54

PART II-OTHER INFORMATION

Item 1.

Legal Proceedings

55

Item 1A.

Risk Factors

55

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

55

Item 3.

Defaults Upon Senior Securities

55

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

SUNVESTA, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2014

December 31, 2013

(Unaudited)

Assets

Current assets

Cash and cash equivalents

$

361,564     $

629,673

Other assets

429,041

21,255

Receivable from related parties

966,455

-

Total current assets

1,757,060

650,928

Non-current assets

Property and equipment - net

48,700,102

43,372,214

Deposits related to construction work

757,429

650,685

Debt issuance costs - net

2,926,247

1,689,023

Down payment for property and equipment

2,369,816

2,369,816

Restricted cash

1,696,788

1,697,974

Total non-current assets

56,450,382

49,779,712

Total assets

$

58,207,442

50,430,640

Liabilities and stockholders' equity (deficit)

Current liabilities

Accounts payable

6,352,549

7,063,070

Accrued expenses

5,837,909

3,276,506

Note payable

3,546,408

2,000,000

Notes payable to related parties

1,112,810

2,721,445

EUR-Bond

-

5,786,248

Total current liabilities

16,849,676

20,847,269

Non-current liabilities

EUR-Bond

9,756,591

6,757,065

CHF-Bond

20,550,298

8,558,443

Notes payable to related parties

35,026,366

33,409,095

Other long term debts

88,505

30,426

Pension liabilities

91,186

90,524

Total non-current liabilities

65,512,946

48,845,553

Total liabilities

82,362,622

69,692,822

Stockholders' equity (deficit)

Preferred stock, $0.01 par value;

50,000,000 share authorized no shares issued

and outstanding

-

-

Common stock, $0.01 par value;

200,000,000 shares authorized; 83,541,603 and

83,541,603 shares issued and outstanding

835,416

835,416

Additional paid-in capital

22,604,706

21,852,666

Accumulated other comprehensive loss

(2,253,917)

(2,202,914)

Accumulated deficit

(45,341,385)

(39,723,595)

Treasury stock, 0 and 157,220 shares

-

(23,755)

Total stockholders' equity (deficit)

(24,155,180)

(19,262,182)

Total liabilities and stockholders' equity (deficit)     $

58,207,442

50,430,640

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three months ended June 30,

Six months ended June 30,

2014

2013

2014

2013

(Unaudited)

(Unaudited)

(Unaudited)

(Unaudited )

Revenues

Revenues, net

$

-

-

-

-

Cost of revenues

-

-

-

-

Gross profit

-

-

-

-

Operating expenses

General and administrative expenses

$    (1,371,362)

(1,194,746)

(3,423,354)

(2,499,703)

Release of accrual for penalty to Meliá

Hotels & Resorts

-

-

-

1,000,000

Total operating expenses

(1,371,362)

(1,194,746)

(3,423,354)

(1,499,703)

Loss from operations

$    (1,371,362)

(1,194,746)

(3,423,354)

(1,499,703)

Other income / - expenses

Interest income

6,988

6,562

6,990

6,736

Interest expense

(840,851)

(609,356)

(1,395,477)

(1,036,012)

Amortization of debt issuance costs

and commissions

(251,515)

(50,990)

(325,313)

(133,805)

Exchange differences

(245,229)

(231,931)

(402,386)

(88,059)

Change in fair value of conversion

feature

-

36,307

-

(13,874)

Other income / - expenses

(19,726)

(14,149)

(78,250)

(41,181)

Total other income / - expenses

$    (1,350,333)

(863,557)

(2,194,436)

(1,306,195)

Loss before income taxes

$    (2,721,695)

(2,058,303)

(5,617,790)

(2,805,898)

Income Taxes

-

-

-

-

Net loss

$    (2,721,695)

(2,058,303)

(5,617,790)

(2,805,898)

Comprehensive loss

Foreign currency translation

153,809

(100,118)

(51,003)

1,181,288

Comprehensive loss

$    (2,567,886)

(2,158,421)

(5,668,793)

(1,624,610)

Loss per common share

Basic and diluted

$

(0.03)

(0.03)

(0.06)

(0.04)

Weighted average common shares

Basic and diluted

87,041,603

75,541,600

86,646,575

73,396,661

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

Common

Additional

Accumulated

Accumulated

Treasury

Total

Stock

Paid in

Other

deficit

Stock

Stockholders’

Capital

Comprehensive

Equity

Income (Loss)

(Deficit)

December 31, 2013

835,416

21,852,666

(2,202,914)

(39,723,595)

(23,755)

(19,262,182)

Net loss

-

-

-

(5,617,790)

-

(5,617,790)

Translation adjustments

-

-

(51,003)

-

-

(51,003)

Stock based

compensation expense

-

765,495

-

-

-

765,495

Sale of treasury stock

-

(13,455)

-

-

23,755

10,300

June 30, 2014

$

835,416    $

22,604,706    $

(2,253,917)    $

(45,341,385)    $

-    $

(24,155,180)

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

January 1 to

January 1 to

June 30, 2014

June 30, 2013

Unaudited

Unaudited

Cash flows from operating activities

Net loss

$

(5,617,790)

(2,805,899)

Adjustments to reconcile net loss to net cash

Depreciation and amortization

28,580

20,158

Release of accrual for penalty to Meliá Hotels & Resorts

-

(1,000,000)

Amortization of debt issuance cost and commissions

325,313

133,805

Stock compensation expense

765,495

460,000

Unrealized exchange differences

(88,072)

88,059

Change in fair value of conversion feature

-

13,874

Increase in pension fund commitments

660

(2,958)

Increase / decrease in:

Other current assets

(407,786)

(5,063)

Accounts payable

(710,521)

1,330,903

Accrued expenses

2,561,402

(387,064)

Net cash used in operating activities

(3,142,719)

(2,154,185)

Cash flows from investing activities

Other receivables from related parties

(966,455)

(618,658)

Purchase of property and equipment

(3,965,275)

(2,838,969)

Deposits related to construction

(106,744)

(507,000)

Down payments for property and  equipment

-

(2,800,045)

Restricted cash

-

(1,421,827)

Net cash used in investing activities

(5,038,474)

(8,186,499)

Cash flows from financing activities

Proceeds from notes payable related parties

1,567,271

12,470,718

Repayment of notes payable related parties

(1,618,935)

-

Note payable and other long term debts

1,609,678

-

Proceeds from bond issuance, net of commissions

15,095,202

953,277

Repayments of bonds

(5,729,712)

(2,701,497)

Payment for debt issuance costs

(2,939,537)

(445,630)

Purchase/Sale of treasury stock

10,300

-

Net cash provided by financing activities

7,994,267

10,276,868

Effect of exchange rate changes

(81,183)

(4,222)

Net  decrease in cash

(268,109)

(59,594)

Cash and cash equivalents, beginning of period

629,673

260,520

Cash and cash equivalents, end of period

$

361,564

200,926

Additional information

Conversion of note payable to Mr. Rigendinger to stockholders' equity (non-cash)

-

717,977

Purchase of property and equipment through a note payable (non-cash)

-

2,000,000

Reclassification of down payment for property and equipment to property and equipment

-

10,200,000

Capitalized interest and debt issuance costs for construction (non-cash)

1,376,999

824,000

Reclassification loan from Dr. M. Rössler to AIRES loan

-

1,740,796

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

(collectively  the  Company).    SunVesta  AG  has  as  of  today  five  wholly-owned  subsidiaries:

SunVesta  Projects  and  Management  AG,  a  Swiss  company;  Rich  Land  Investments  Limitada,  a

Costa  Rican  company  (Rich  Land);  SunVesta  Costa  Rica  Limitada,  a  Costa  Rican  company

(SVCR),  Altos  del  Risco  SA,  a  Costa  Rican  company  (AdR)  and  Profunda  Capital  Partners  LLC

(Profunda), a US company.

In  January  2005,  the  Company  changed  its  business  focus  to  the  development  of  holiday  resorts and investments in the hospitality and related industry. Actually the Company has one major project in Costa Rica.  For  this project  planning has  been fully completed, all  consents have been granted,

excavation  work  was  started  at  the  beginning  of  March  2013.  The  Company  is  still  in  process  of completing the  financing  for  the  project  and  has therefore  not  materialized any revenues  yet.  Due to the uncompleted financing of the project the Company’s activities are subject to significant risks and uncertainties.

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

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

2.

SIGNIFICANT ACCOUNTING POLICIES

New accounting standards - adopted

In June 2014, the FASB released ASU 2014-10 — Accounting Standards Update 2014-10, Income

Taxes   Topic   915:   Elimination   of   Certain   Financial   Reporting   Requirements,   Including   an

Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in  this  Update  eliminate  the  concept  of  a  development  stage  entity  (DSE)  from  US  GAAP.  This change  rescinds  financial  reporting  requirements  that  have  historically  applied  by  DSEs  such  as labeling  financial  statements  as  those  of  a  DSE,  providing  inception  to  date  information  in  the statements of income, cash-flows and shareholder equity and certain specific disclosures. This ASU has  been  early  adopted  by  the  Company  as  of  April  1,  2014  and  therefore  for  the  current  period ended  June  30,  2014  as  such  early adoption  is  permitted  for  all  financial  statements  that  have  not been issued or  made available for issuance. This  ASU had impact  to the Company’s  consolidated

financial   statements,   as   the   corresponding   inception   to   date   information,   labeling   financial

statements as those of a DSE, etc. will no longer be provided.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

3.

GOING CONCERN

The Company is currently working on building a hotel in the Papagayo Gulf Tourism Project area of Guanacaste, Costa Rica.

The  project  is  expected  to  open  in  the  fourth  quarter  of  2015  (see  also  Note  16).  Until  the completion of the project, the following expenditures are estimated to be incurred:

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

Max Rӧssler, controlling shareholder of Aires International Investment,  Inc.  (also refer to Note 9)

and  Company  director,  Mr.  Josef  Mettler,  shareholder,  Company director,  chief  executive  officer and chief financial officer..

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

Based  on  this  guaranty  agreement,  management  believes  that  available  funds  are  sufficient  to finance cash  flows  for the  twelve  months  subsequent  to  June 30,  2014  and  the  filing  date,  though future anticipated cash outflows for investing activities will continue to depend on the availability of financing and can be adjusted as necessary.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

4.

CASH AND CASH EQUIVALENTS

Cash  and  cash  equivalents  are  available  to  the  Company  without  any  restriction  or  limitation  on withdrawal  and/or  use  of  these  funds.  The  Company’s  cash  equivalents  are  placed  with  financial institutions  that  maintain  high  credit  ratings.  The  carrying  amounts  of  these  assets  approximate their fair value.

Cash & cash

USD ($)

EURO

CHF

CRC

Total

Total

equivalents

June 30, 2014

December 31, 2013

original currency

105,337

7,482      218,276      490,373

in $

105,337

10,212      245,114

901

361,564

629,673

USD ($)  =

US Dollar

EURO     =

Euro

CHF

=

Swiss Francs

CRC

=

Costa Rican Colón

5.

RESTRICTED CASH

As of June 30, 2014, the Company has the following restricted cash positions:

June 30,

December 31,

Restricted Cash

2014

2013

$

$

Credit Suisse in favor of

BVK Personalvorsorge des Cantons Zurich

143,676

142,657

HSBC in favor of

Costa Rican Tourism Board

370,000

372,205

Banco Nacional de Costa Rica in favor of the

Costa Rican Environmental Agency – SETENA

619,762

619,762

Banco National de Costa Rica in favor of the Costa

Rican Tourism Board

563,350

563,350

Gross

1,696,788

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

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

6.

PROPERTY & EQUIPMENT

June 30, 2014

December 31, 2013

Land

$

19,700,000

19,700,000

IT Equipment

185,846

185,846

Other equipment and furniture

291,420

321,901

Leasehold improvements

66,617

66,617

Vehicles

181,910

74,000

Construction in-process

28,683,641

23,404,599

Gross

49,109,434

43,752,963

Less accumulated depreciation

(409,330)

(380,749)

Net

$

48,700,104

43,372,214

Depreciation expenses for the year

28,580

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

The construction in process amount that was spent up to June 30, 2014 and December 31, 2013, is represented  primarily  by  architectural  work  related  to  the  hotel  and  apartments  and  also  to construction work, earth movements and retaining walls.

Deposit related to construction work

During  the  quarter  ended  June  30,  2014,  main  earthmoving  groundwork  has  moved  forward  for which  work  the  Company  has  paid  several  deposits  to  contractors.  These  deposits  will  be  offset against invoices for such groundwork. As of June 30, 2014 and December 31, 2013, the Company

has deposits of $757,429 and $650,685 respectively, which have not been set off.

Guaranty Retention

During the quarter ended June  30,  2014,  main earthmoving groundwork has  moved  forward. Due to  this,  the  Company  received  several  invoices  from  contractors.  The  Company  retained  some amounts related to construction work. As soon as the Company officially accepts the corresponding work retention the retention will be paid. As of June 30, 2014 and December 31, 2013, the Company had  guaranty  retention  in  the  amount  of  $166,610  and  $179,719,  which  is  stated  in  accrued expenses.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

7.

DOWN PAYMENTS FOR PROPERTY & EQUIPMENT

June 30, 2014

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

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

-

$1,000,000 on May 31, 2014 which has not been paid as of the date of this and is non-refundable.

-

$1,000,000 on June 30, 2014 which has not been paid as of the date of this and is non-refundable.

-

$1,000,000 on July 31, 2014 which has not been paid as of the date of this and is non-refundable.

$1,130,000 on August 31, 2014 and is non-refundable

$8,130,000 in total to Original Seller

The  contract  is  valid  until  August  31,  2014  at  which  point  the  contractual  situation  and  the accounting thereof will be reassessed.

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

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

7.

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

On March 28, 2014, the Company decided not  to continue with the project  due  to the changes in the conditions related to the acquisition and an inability to adjust a financing package to the new conditions. As part of the termination and to avoid potential litigation, the Company agreed to pay the  counterparty  EUR  100,000  (approximately  $136,500)  to  settle  any  further  obligation.  The amount  of  EUR  100,000  (approximately  $136,500)  has  been  expensed  within  the  first  quarter

2014  and is  included  in  other  operating  expenses. On April  7,  2014 the amount  has  been  paid  to the counterparty.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

As of June 30, 2014 and December 31, 2013, respectively, there are no financial assets or liabilities measured on a recurring basis at fair value.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

—

Notes payable to related parties - Dr. M. Rӧssler (current) –The fair value was calculated based on the underlying publically traded shares. However, the Company records the loan at nominal value. The Company does not have sufficient cash to repurchase the shares as of balance sheet date and hence repay the loans in shares.

—

Notes payable to related parties – (current) – carrying amount approximated fair value due to the short term nature of the notes payable.

—

EUR– bond (old) – carrying amount approximated fair value due to the short term nature of the EUR-Bond.

—

EUR- bonds – The fair values of the bonds payable are classified as level 3 fair values. The fair values of the bonds have been determined by discounting cash flow projections discounted at the respective interest rates of 7.25% for

EUR bonds, which represents the current market rate based on the creditworthiness of the Company. Hence, the carrying values approximate fair value.

—

CHF-bonds – The fair values of the bonds payable are classified as level 3 fair values. The fair values of the bonds have been determined by discounting cash flow projections discounted at the respective interest rates of 7.25% for

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

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

8.

FAIR VALUE MEASUREMENT - Continued

The fair value of our financial instruments is presented in the table below:

June 30, 2014

December 31, 2013

Carrying

Fair Value

Carrying

Fair Value

Fair Value

Amount

Amount

Reference

$

$

$

$

Levels

Cash and cash

equivalents

361,564

361,564

629,673

629,673

1

Note 4

Restricted cash

1,696,788

1,696,788

1,697,974

1,697,974

1

Note 5

Receivables from related

parties – Mettler (current)

851,564

851,564

0

0

3

Note 8

Receivables from related

parties – other (current)

114,891

114,891

0

0

3

Note 8

Accounts Payable

6,352,549

6,352,549

7,063,070

7,063,070

1

-

Note payable

3,546,408

3,546,408

2,000,000

2,000,000

1

Note 15

Notes payable to related

parties – Dr. M. Rӧssler

945,732

857,871

938,890

833,715

1

Note 8

(current)

Notes payable to related

parties – Rigendinger

46,078

46,078

600,000

600,000

3

Note 8

(current)

Notes payable to related

parties – other (current)

121,000

121,000

116,592

116,592

3

Note 8

Notes payable to related

parties – Mettler (current)

0

0

1,065,963

1,065,963

3

Note 8

EUR-bond (old)

0

0

5,786,248

5,786,248

3

Note 10

EUR-bonds

9,756,591

9,756,591

6,757,065

6,757,065

3

Note 10

CHF-bonds

20,550,298

20,550,298

8,558,443

8,558,443

3

Note 10

Notes payable to related

parties – Aires (non-

35,026,366

35,026,366     33,409,095

33,409,095

3

Note 8

current)

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

9.

RECEIVABLES FROM AND PAYABLES TO RELATED PARTIES

Advances from (to) related parties are composed as follows:

Receivables

Payables

June 30,

December 31,

June 30,

December 31,

2014

2013

2014

2013

1     Hans Rigendinger

-

-

46,078

600,000

2     Josef Mettler

851,564

-

-

1,065,963

3     Adrian Oehler

-

-

-

39,002

4     Aires International

-

-

35,026,366

33,409,095

5     Dr. Max Rӧssler

-

-

945,732

938,890

6     4f capital ag

114,891

-

-

27,590

7     Akyinyi Interior and

Exterior Decoration

-

-

121,000

50,000

Total excluding interest

966,455

-

36,139,176

36,130,540

Accrued interest

-

-

2,952,783

1,693,166

Total

966,455

-

39,091,959

37,823,707

of which non-current

-

-

35,026,366

33,409,095

Related party

Capacity

Interest    Repayment

Rate

Terms

Security

1     Hans Rigendinger     Shareholder, COO and Company board member

3%

none

none

2     Josef Mettler

Shareholder, CEO, CFO and Company board member

3%

none

none

3     Adrian Oehler

Shareholder and chairman of the board SunVesta AG

3%

none

none

(up to 1st quarter 2014)

4     Aires International

*** see hereinafter ***

5     Dr. Max Rӧssler

*** see hereinafter ***

6     4f capital ag

Company owned by Josef Mettler (see No. 2)

none

none

none

Akyinyi Interior

7     and Exterior

Company owned by the wife of a Company board

Decoration

member

none

none

none

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

9.

RECEIVABLES FROM AND PAYABLE TO RELATED PARTIES - Continued

Loan agreement Aires International Investment Inc.

On July 27, 2011, SunVesta AG signed a loan agreement with Aires International Investments Inc.

(“Aires”),  a  company  owned  by  Mr.  Rӧssler  (a  board  member  of  the  Company).  The  loan agreement was amended on May 11, 2012, on June 21, 2012 and on October 31, 2013.

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

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

As   of   June   30,   2014  and   December   31,   2013   the  Company  borrowed   CHF   31.22   million

(approximately  $35.06  million)  respectively  CHF  31.12  million  (approximately  $33.41  million)

from  Aires  and  accrued  interest  of  CHF  2.62  million  (approximately  $2.94  million)  respectively

CHF 1.59 million (approximately $1.69 million).

As of the date of this report the Company has borrowed CHF 31.22 million (approximately $35.06 million) from Aires.

Loan agreement Hans Rigendinger (current)

Hans  Rigendinger  gave  the  Company  a  short  term  loan  based  on  the  guarantee  agreement  as described  in  Note  3.  On  this  current  loan,  which  has  been  contractually formalized  on  January 1,

2014, the Company has to pay 3% interest. As per June 30, 2014 and December 31, 2013, $46,078

(CHF 41,032) and $600,000 (CHF 532,300) respectively, of this short term loan remained due.

For  the  period  ended  June  30,  2014  and  June  30,  2013,  the  Company  expensed  interest  to  Hans

Rigendinger of $7,341 (CHF 6,603) and $0 (CHF 0) related to this current loan.

Additionally Hans Rigendinger and his wife have signed Bonds as per June 30, 2014 and December

31,  2013  in  the  nominal  values  of  CHF 2,900,000  (approximately $3,256,000)  and  EUR  780,000

(approximately $1,060,000).

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

9.

RECEIVABLES FROM AND PAYABLE TO RELATED PARTIES - Continued

Loans Dr. Max Rӧssler

On  June  7,  2012,  Dr.  Rӧssler  (board  member  of  the  Company)  gave  a  short  term  loan  of  $1.81 million that would have been repayable on May 30, 2013, or on demand within five working days.

The  Company is not required  to pay any interest  and  can  repay the  loan  either in cash or  with the delivery of 10,000 shares of Intershop Holding AG, a publically traded entity, regardless of actual trading value on the date of delivery. The Company concluded on April 19, 2013, with Dr. Rӧssler and Aires an act of transfer. Based on this act of transfer the loan has been transferred to Aires and the balance has added to the existing loan agreement with Aires.

On July 24, 2012, Dr. Rӧssler gave a short term loan of $0.47 million that is repayable on May 30,

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

AG  shares  on  June  30,  2014,  the  Company  would  not  have  recognized  a  gain.  Therefore  the  fair value of the loan is the carrying value of the loan.

On August 8, 2012, Dr. Rӧssler gave a further short term loan of $0.4 million that is repayable also on May 30, 2014, or on demand within five working days. The Company is not required to pay any interest  and  can  repay  the  loan  either  in  cash  or  with  the  delivery  of  700  shares  of  Zug  Estates

Holding AG,  a  publically traded  entity,  regardless  of actual  trading  value  on  the date  of  delivery.

The  Company  therefore  might  recognize  a  gain  if  the  loan  is  repaid  in  Zug  Estates  Holding  AG shares and the trading price of the shares is less than the amount due. Based on the trading price for

Intershop Holding AG shares on June 30, 2014, the Company would have recognized a gain, which not been recognized by the Company.

On March 1, 2013, Dr. Rӧssler gave a further short term loan of $0.05 million that is repayable on

May  30,  2014,  or  on  demand  within  five  working  days.  The  Company  is  not  required  to  pay  any interest  and  can  repay  the  loan  either  in  cash  or  with  the  delivery  of  52,500  shares  of  Daetwyler

Holding AG,  a  publically traded  entity,  regardless  of actual  trading  value  on  the date  of  delivery.

The  Company  therefore  might  recognize  a  gain  if  the  loan  is  repaid  in  Daetwyler  Holding  AG shares and the trading price of the shares is less than the amount due. Based on the trading price for

Daetwyler Holding AG shares on  June 30,  2014, the Company would  not have recognized a gain.

Therefore the fair value of the loan is the carrying value of the loan.

The previous report stated that the Company and Dr. Rössler agreed that all personally given loans will  be  transferred  to  Aires  and  the  corresponding  balances  will  be  added  to  the  existing  loan agreement  with  Aires.  Due  to  external  circumstances  (i.e.  continued  increases  in  stock  exchange quotations)  the parties have cancelled this decision and extended the repayment date instead. This is now the May 30, 2015, as stipulated in a written declaration by Dr. Rössler, dated June 4, 2014.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

9.

RECEIVABLES FROM AND PAYABLE TO RELATED PARTIES - Continued

Loan Josef Mettler (current)

During  the  financial  year  2013  Josef  Mettler  gave  the  Company  a  short  term  loan  based  on  the guarantee  agreement  as  described  in  Note  3.  On  this  current  loan  the  Company  has  to  pay  3%

interest.  During  period  ended  June  30,  2014  the  loan  payable  changed  into  a  loan  receivable.  As per June 30, 2014 the loan receivable amounts  to $851,564 (CHF 741,852). As  per  December 31,

2013  the  loan  payable  amounted  to  $1,065,963  (CHF  956,169).  Subsequent  to  period  end,  as  per

August 15, 2014, Dr. Max Rössler assumed the Company’s  receivable from Josef Mettler.For  the period ended June 30, 2014 and June 30, 2013, the Company expensed interest to Josef Mettler of

$6,041  (CHF  5,485)  and  $0  (CHF  0)  respectively  $1,286  (CHF  1,143)  interest  income  related  to this current loan.

Receivable 4f capital ag (current)

For  the  period  ended  June  30,  2014  and  June  30,  2013,  the  Company  prepaid  commissions  to  4f capital ag of $114,891 and $0. Subsequent to period end, as per August 15, 2014, Dr. Max Rössler assumed the Company’s  receivable  from 4f capital  ag,  indirectly through  a transaction  with Josef

Mettler.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

10.

RELATED PARTY TRANSACTIONS

Commissions paid to related parties

During  the  three  months  periods  ended  June  30,  2014,  and  June  30,  2013,  the  Company  paid commissions  to  4f  capital  ag  in  the  amount  of  approximately  $42,500  and  $68,000,  respectively related to financing of the Company.  During the six months  period ended June 30, 2014 and June

30, 2013 the Company paid commission to 4f capital ag in the amount of approximately $103,000 and $176,000 respectively.

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

Service fees paid to Akyinyi Interior and Exterior Decoration

During  the three  months  periods  ended June 30,  2014, and June  30,  2013,  the Company paid  fees to  Akyinyi  Interior  and  Exterior  Decoration  –  a  company  owned  by  the  wife  of  a  member  of  the board of directors – related to interior design of the Papagayo Gulf Tourism project in the amount of approximately $30,000 and $30,000 respectively. During the six month periods ended June 30,

2014 and June 30, 2013 the Company paid to Akyinyi Interiors $60,000 and $60,000.

These  costs  have  been  capitalized  to  property  and  equipment.  Until  end  of  January  2015,  the

Company  is  committed  to  pay  monthly  $10,000  based  on  the  contract  with  Akyinyi  Interior  and

Exterior Decoration.

Consulting Fees to Cambridge Limited Corp.

During  the three  months  periods  ended June 30,  2014, and June  30,  2013,  the Company paid  fees to Cambridge Limited Corp. – a company owned by the father in law of a member of the board of directors – related to accounting and consulting services rendered in Costa Rica for SunVesta – in the amount of approximately $43,500 and $0 respectively. During the six month periods ended June

30, 2014 and June 30, 2013 the Company paid to Cambridge Limited Corp. $87,000 and $0.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

11.

BONDS

Description

EUR (€) bond old (repaid)

CHF bond I

Issuer:

SunVesta Holding AG

SunVesta Holding AG

Type of securities:

Bond in accordance with Swiss law

Bond in accordance with Swiss law

Approval by SunVesta AG BOD:

May 12, 2010

June 3, 2011

Volume:

Up to € 25,000,000

Up to CHF 15,000,000

Units:

€1,000

CHF 50,000

Offering period:

11/10/2010 – 04/30/2011

09/01/2011 – 02/28/2012

Due date:

November 30, 2013

August 31, 2015

Issuance price:

100%

100%

Issuance day:

December 1, 2010

September 1, 2011

Interest rate:

8.25% p.a.

7.25% p.a.

Interest due dates:

November 30 of each year,

August 31 of each year,

the first time November 30, 2011

the first time August 31, 2012

Applicable law:

Swiss

Swiss

Description

EUR (€) bond new I

CHF bond II (parallel)

Issuer:

SunVesta Holding AG

SunVesta Holding AG

Type of securities:

Bond in accordance with Swiss law

Bond in accordance with Swiss law

Approval by SunVesta AG BOD:

October 31, 2013

May 19, 2014

Volume:

Up to €15,000,000

CHF 15’000’000

Units:

€10,000

CHF 10’000

Offering period:

11/07/2013 – 03/31/2014

05/01/2014 – 06/30/2014

Due date:

December 2, 2016

August 31, 2015

Issuance price:

100%

100%

Issuance day::

December 2, 2013

September 01, 2013 (retroactive)

Interest rate:

7.25% p.a.

7.25 % p.a.

Interest due dates:

December 2, 2013

August 31

Applicable law:

Swiss

Swiss

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

11.

BONDS - continued

Description

EUR (€) bond new II (parallel)

Issuer:

SunVesta Holding AG

Type of securities:

Bond in accordance with Swiss law

Approval by SunVesta AG BOD:

May 19, 2014

Volume:

Up to EUR 15’000’000

Units:

EUR 10’000

Offering period:

05/01/14 – 06/30/14

Due date:

December 02, 2016

Issuance price:

100%

Issuance day::

December 02, 2013 (retroactive)

Interest rate:

7,25 % p.a.

Interest due dates:

December 02

Applicable law:

Swiss

The nominal amounts have changed as follows:

CHF Bond

CHF Bond

CHF BOND I

2014

2013

$

$

Balances January 1

8,558,443

5,689,364

Cash inflows

5,231,203

2,650,882

Cash outflows

-

(52,424)

Foreign currency adjustments

640,839

528,145

Reclassifications to CHF Bond II

(2,358,199)

Sub-total (Fair value)

12,072,286

8,815,967

Discounts (commissions paid to bondholders)

(670,764)

(476,636)

Accumulated amortization of discounts

344,627

219,112

Unamortized discounts

(326,137)

(257,524)

Balances June 30 and December 31

(Carrying value)

11,746,149

8,558,443

The  reclassification  was  made  from  CHF  bond  I  to  CHF  bond  II.  As  CHF  bond  II  has  identical terms as CHF bond I, this reclassification is neither an extinguishment nor a modification.

As    per    date    of    this    report    the    Company    has    realized    a    cumulative    amount    of

CHF 10.75 million ($12.68 million) related to CHF Bond I.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

11.

BONDS - continued

EUR-Bond

EUR-Bond

(new)

(new)

2014

2013

$

$

Balances January 1, 2014 and December 2, 2013

6,757,065

-

Cash inflows

1,378,650

6,603,097

Cash outflows

-

-

Foreign currency adjustments

-55,571,

153,968

Sub-total (Fair value)

8,080,144

6,757,065

Discounts (commissions paid to bondholders)

(11,927)

-

Amortization of discounts

1,841

-

Unamortized discounts

(10,086)

-

Balances June 30, 2014 and December 31, 2013

(Carrying value)

8,070,058

6,757,065

As    per    date    of    this    report    the    Company    has    realized    a    cumulative    amount    of

EUR 5.92 million ($8.08 million) related to the EURO Bond I.

EUR-Bond

EUR-Bond

EURO BOND I

old

old

2014

2013

$

$

Balances January 1

5,786,248

14,216,707

Cash inflows

-

792,740

Cash outflows

(5,729,712)

(9,727,189)

Foreign currency adjustments

(56,536)

503,991

Sub-total (Fair value)

-

5,786,249

Discounts (commissions paid to bondholders)

(248,195)

(248,195)

Amortization of discounts

248,195

248,195

Unamortized discounts

-

-

Balance June 30 and December 31

(Carrying value)

-

5,786,248

On April 7,  2014 the Company was  able to repay the last  outstanding bond (EUR-Bond  “old”) of

EUR 540,000 (approximately $754,000).

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

11.

BONDS - Continued

CHF Bond II

CHF Bond II

CHF BOND II

2014

2013

$

$

Balances January 1

-

-

Cash inflows

7,030,371

-

Cash outflows

-

-

Foreign currency adjustments

(10,950)

-

Reclassifications from CHF Bond I

2,358,199

-

Sub-total (Fair value)

9,377,621

-

Discounts (commissions paid to bondholders)

(646,943)

-

Accumulated amortization of discounts

73,471

-

Unamortized discounts

(573,471)

-

Balances June 30 and December 31

(Carrying value)

8,804,149

-

As    per    date    of    this    report    the    Company    has    realized    a    cumulative    amount    of

CHF 11.30 million ($12.68 million) related to CHF Bond II.

EUR-Bond

EUR-Bond

EURO BOND NEW II

new II

new II

2014

2013

$

$

Balances January 1

-

-

Cash inflows

1,741,874

-

Cash outflows

-

-

Foreign currency adjustments

(8,246)

-

Sub-total (Fair value)

1,733,628

-

Discounts (commissions paid to bondholders)

(50,555)

-

Amortization of discounts

3,460

-

Unamortized discounts

47,094

-

Balances June 30 and December 31

(Carrying value)

1,686,533

-

As    per    date    of    this    report    the    Company    has    realized    a    cumulative    amount    of

EUR 1.27 million ($1.73 million) related to the EURO Bond new II.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

Actuarial valuation

Net periodic pension cost has been included in the Company’s results as follows:

Three months

Six months

Three months

Six months

Pension expense

ended June 30,     ended June 30,    ended June 30,     ended June 30,

2014

2014

2013

2013

$

$

$

$

Current service cost

14,147

28,294

13,632

27,265

Net actuarial (gain) loss recognized

(169)

(338)

(268)

(537)

Interest cost

1,494

2,987

1,181

2,362

Expected return on assets

(1,550)

(3,100)

(1,208)

(2,415)

Employee contributions

(5,918)

(11,836)

(5,448)

(10,895)

Net periodic pension cost

8,004

16,007

7,889

15,780

During the three months periods  ended June 30, 2014 and  June 30, 2013 the Company made cash contributions of $5,915 and $5,500, respectively, to its defined benefit pension plan.

All  of  the  assets  are  held  under  the  collective  contract  by  the  plan’s  re-insurer  Company  and  are invested in a mix of Swiss and international bond and equity securities within the limits prescribed by the Swiss Pension Law.

The expected future cash flows to be paid by the Company in respect of employer contributions to the pension plan for the year ended December 31, 2014 are $11,830.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

Share Grants – Dr. Max Rössler

On July 3, 2013 the Company granted 3,000,000 common shares,  valued at $0.07 which has been the share price and therefore the fair value on grant date, to Dr. Max Rӧssler in connection with his election to the board of directors as so-called signing bonus. These shares were officially issued on

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

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

Share Grants – Summary

Based on these contracts the Company has included the following stock-based compensation in the

Company’s results:

Stock-based compensation

Three months

Six months

Three months

Six months

(shares)

ended June 30,

ended June 30,

ended June 30,

ended June 30,

2014

2014

2013

2013

Shares granted

46,400,000

46,400,000

16,000,000

16,000,000

shares

shares

shares

shares

Fair Value respectively market

$0.0744

$0.0744

$0.0800

$0.0800

price on grant date

Total maximal expenses

$3,450,000

$3,450,000

$1,280,000

$1,280,000

(2013-2020)

Shares vested

15,000,000

15,000,000      3,500,000 shares      3,500,000 shares

shares

shares

Unvested shares

31,400,000

31,400,000

12,500,000

12,500,000

shares

shares

shares

shares

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

13.

STOCK COMPENSATION – Continued

As  of  June  30,  2014,  the  Company  expects  to  record  compensation  expense  in  the  future  up  to

$1,987,666 as follows:

Year ending December 31,

Stock-based

Through

compensation

December 31,

(shares)

2014

2015

2016

2017

2018

2019

2020

$

$

$

$

$

$

$

Unrecognized

compensation

225,000

417,666

410,000

410,000

210,000

210,000

105,000

expense

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

2013,  since  the  initial  performance  condition  was  improbable  to  be  met.  Since  the  modification changed the expectation  that the  options  will ultimately vest  and no expense had been recognized for  the  original  award,  the  fair  value  of  the  modified  award  has  been  expensed  on  a  straight  line basis over the expected vesting period.

For  installment B, it was  originally required that the Company completes the  Paradisus  Papagayo

Bay Resort & Luxury Villas (see Note 167) by the thereinafter mentioned date of July 1, 2015, and

Meliá  assumes  management  responsibilities  for  the  property.  As  of  grant  date,  the  fair  value  was

$340,000.  As  of  March  6,  2014,  the  Company still  assessed  the  probability that  this  performance condition will be met at 100% but as the opening was postponed (see Note 16). The corresponding relevant date for this performance condition is now the fourth Quarter 2015. Hence, the remaining fair  value  of  the  award  will  be  expensed  on  a  straight-line  basis  over  the  recalculated  expected remaining vesting-period.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

13.

STOCK COMPENSATION – Continued

Stock Options – Dr. Max Rӧssler

The  Company  granted  to  Dr.  Max  Rӧssler,  in  connection  with  his  appointment  to  the  board  of directors, 10,000,000 options on July 3, 2013. Each option entitles Mr. Rӧssler to buy one Company share  at  a  strike  price  of  $0.05.  These  options  will  be  vested  in  two  identical  installments

(installment A and B) of 5,000,000 options.

For  installment  A  (5,000,000  options),  it  is  required  to  complete  a  financing  arrangement  (main financing arrangement for Paradisus Papagayo Bay Resort & Luxury Villas). As of grant date, the fair  value  was  $  249,835.  The  company  has  expensed  the  total  fair  value  on  a  straight-line  basis over the expected vesting period.

For  installment  B  (5,000,000  options),  it  is  required  that  the  Company  completes  the  Paradisus

Papagayo Bay Resort & Luxury Villas (see Note 16) by the thereinafter mentioned date of July 1,

2015  and  Meliá  assumes  management  responsibilities  for  the  property.  As  of  grant  date  the  fair value  was  $258,210.  As  of  March  6,  2014,  the  Company  still  assesses  the  probability  that  this performance  condition  will  be  met  at  100%  but  the  opening  was  postponed  (see  Note  16).  The corresponding relevant date for this performance condition is now the fourth Quarter 2015. Hence,

the remaining fair value of the award will be expensed on a straight-line basis over the recalculated expected remaining vesting-period.

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

For  installment  A  (3,000,000  options),  it  is  required  to  complete  a  financing  arrangement  (bridge financing). As of grant date the fair value was $149,000. The Company has expensed the total fair value on a straight-line basis over the expected vesting period.

For  installment  B  (4,000,000  options),  it  is  required  to  complete  a  financing  arrangement  (main financing arrangement for Paradisus  Papagayo  Bay Resort & Luxury Villas). As of grant date the fair  value  was  $200,000.  The  Company  has  expensed  the  total  fair  value  on  a  straight-line  basis over the expected vesting period.

For  installment  C  (5,000,000  options),  it  is  required  that  the  Company  completes  the  Paradisus

Papagayo Bay Resort & Luxury Villas (see Note 16) by the thereinafter mentioned date of July 1,

2015  and  Meliá  assumes  management  responsibilities  for  the  property.  As  of  grant  date  the  fair value was  $258,000. As of date of December 31, 2013, the Company assessed the probability that this  performance condition will  be  met  at  100%.  As  of  June  30, 2014, the  Company still  assesses the probability that this performance condition will be met at 100% as the opening was postponed

(see  Note  16).  The  corresponding  relevant  date  for  this  performance  condition  is  now  the  fourth

Quarter 2015. Hence, the fair value of the award will be expensed on a straight-line basis over the recalculated expected vesting-period.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

13.

STOCK COMPENSATION – Continued

Stock Options – Summary

A  summary of stock options  outstanding as  per  June  30,  2014 is as follows  (for the  previous  year no stock options have been granted):

Options outstanding

Number of

Weighted average

Weighted average

Options

exercise price

remaining

contractual life

Outstanding January 1, 2014

32,000,000

$ 0.05

8.92 years

Granted

-

Exercised

-

Forfeited or expired

-

Outstanding June 30, 2014

32,000,000

$ 0.05

8.92 years

Exercisable June 30, 2014

-

The  following  table  depicts  the  Company’s  non-vested  options  as  of  June  30,  2014  and  changes during the period:

Non-vested options

Shares under Options

Weighted average grant date

fair value

Non-vested at December 31, 2013

32,000,000

$ 0.053

Non-vested-granted

-

-

Vested

-

-

Non-vested, forfeited or cancelled

-

-

Non-vested at June 30, 2014

32,000,000

$ 0.053

Under the provisions of FASB ASC Topic 718, the Company is required to measure and recognize compensation  expense  related  to  any  outstanding  and  unvested  stock  options  previously  granted,

and thereafter recognize, in its consolidated financial statements, compensation expense related to any  new  stock  options  granted  after  implementation  using  a  calculated  fair  value  based  option-

pricing  model.  The  Company  uses  the  Black-Scholes  option-pricing  model  to  calculate  the  fair value of all of its stock options and its assumption are based on historical and or if available market information. The following assumptions were used to calculate the compensation expense and the calculated fair value of stock options granted:

Assumption

June 30, 2014

June 30, 2013

Dividend yield

None

None

Risk-free interest rate used (average)

1.00%

1.00%

Expected market price volatility

80.00%

80.00%

Average expected life of stock options

6.0 years

6.0 years

The  computation  of  the  expected  volatility  assumption  used  in  the  Black-Scholes  calculation  for new  grants  is  based  on  historical  volatilities  of  a  peer  group  of  similar  companies  in  the  same industry. The expected life assumptions are based on underlying contracts.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

13.

STOCK COMPENSATION - Continued

Stock Options – Summary - Continued

As  of  June  30,  2014,  the  Company  had  unrecognized  compensation  expenses  related  to  stock options currently outstanding, to be recognized in future quarters respectively years as follows:

Through to December

Year ending December 31,

Stock-based compensation (options)

31, 2014

2015

$

$

Unrecognized compensation expense

138,808

277,616

14.

SUMMARY OF SHARE AND OPTION COMPENSATION EXPENSE

The Company recorded the following amounts related to stock based compensation expense during the periods ended June 30, 2014 respectively June 30, 2013:

Three

Six month

Three

Six month

Summary of share and option

months June

June 30,

months June

June 30,

based compensation expense

30, 2014

2014

30, 2013

2013

$

$

$

$

Share grants (see Note 12 for

112,500

317,333

50,000

380,000

details)

Option grants (see Note 12 for

69,404

448,162

40,000

80,000

details)

Total

(recorded under general &

181,904

765,495

90,000

460,000

administrative expense)

15.

FUTURE LEASE COMMITTMENTS

On December 1,  2012,  the Company entered into a lease  agreement  for the premises for its  Swiss office  with an unrelated entity.  The  annual rental expense  amounts  to approximately $130,000 on a fixed term expiring on December 31, 2017.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

16.

NOTE PAYABLE

June 30, 2014

December 31, 2013

$

$

Promissory note

2,000,000

2,000,000

Specogna Holding AG

1,122,965

-

R. Weimar (private investor)

423,443

-

Total

3,546,408

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

Specogna Holding AG

On  May  15,  2014  the  Company  entered  into  a  short  term  loan  agreement  for  CHF  1.0  million

(approximately $  1.12  million)  with Specogna Holding AG. This loan  will  was repayable  on July

31, 2014, and beared a lump remuneration as interest of CHF 30,000 (approximately $33,000). This loan  is  secured  with  individual  and  joint  liability  by  Dr.  Max  Rössler,  Mr.  Josef  Mettler  and  Mr.

Hans Rigendinger (see also Note 8). The loan was repaid on August 7, 2014.

Loan R. Weimar (private investor)

On June 30, 2014 the Company entered into a short term loan agreement for approx.

EUR 310,000 (approx. USD 420,000) with Roland Weimar. This loan is repayable with 5 instalments, (4 times EUR 70,000, 1 time EUR 30,000) the latest one being due on June 1, 2015.

The interest rate is 2 % p.a.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

17.

OPENING DATE “Paradisus Papagayo Bay Resort & Luxury Villas”

The official opening of the “Paradisius Papagayo Bay Resort & Luxury Villas” has been delayed by a few months due to geological difficulties encountered during earthwork operations in

August and September 2013. Some rock demolition became necessary. The non-conclusion of the contemplated financing deal (see also Note 3) has caused a further project delay

.

On June 02, 2014, the Company amended its agreement with Meliá (“6th addendum to the management agreement of March 8, 2011”) to postpone the opening date as follows:

-    The construction of the “Paradisus” will be completed by November 15, 2015

-    Should the “Paradisus” not be completed by November 15, 2015, (subject to force majeure)

and should an extension date not be agreed, subsequent to November 15, 2015, the Company will be obligated to pay Meliá  a daily amount of $2,000 as liquidated damages

-    Should the Company be unable to complete the construction of the “Paradisus” by February

15, 2016, Meliá, can terminate the management agreement obligating the Company to compensate Meliá in the amount of $5,000,000 unless the respective parties agree to extend such date.

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

2013.  The  purchase of the  property was  finally concluded  on  March  9,  2013.  Since  the  Company concluded the  purchase of the  property within the extension period the  penalty otherwise  payable to Sol Meliá, S.A. and the corresponding allowance was eliminated as of March 9, 2013. Therefore,

the Company released the accrual of $1 million related to this transaction in the three months period ended March 31, 2013. (Further comments see Note 16 above.)

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

Six-month

Three-month

Six-month

Earnings per share

period ended

period ended

period ended

period ended

June 30, 2014

June 30, 2014

June 30, 2013

June, 30 2013

Company posted

Net loss

Net loss

Net loss

Net loss

Basic weighted average shares

outstanding

87,041,603

86,646,575

75,541,600

73,396,661

Dilutive effect of common stock

equivalents

None

None

None

None

Dilutive weighted average shares

outstanding

87,041,603

86,646,575

75,541,600

73,396,661

The   following   table   shows   the   number   of   stock   equivalents   that   were   excluded   from   the

computation of diluted earnings  per share for the respective  period because the  effect would have been anti-dilutive.

Three-month

Six-month

Three-month

Six-month

Earnings per share

period ended

period ended

period ended

period ended

June 30, 2014

June 30, 2014

June 30, 2013

June, 30 2013

Conversion feature loan to Aires

International Investment Inc.

-

-

10,818,437

10,818,437

(Options)

Options to Hans Rigendinger

10,000,000

10,000,000

10,000,000

10,000,000

Options to Dr. M. Rӧssler

10,000,000

10,000,000

-

-

Options to Josef Mettler

12,000,000

12,000,000

-

-

Total Options

32,000,000

32,000,000

20,818,437

20,818,437

Shares to Hans Rigendinger

(retention bonus – non vested)

10,000,000

10,000,000

12,500,000

12,500,000

Shares to Josef Mettler (retention

award)

21,000,000

21,000,000

-

-

Shares to Howard M. Glicken

(retention award)

200,000

200,000

-

-

Shares to Jose Maria Figueres

Olsen (retention award)

200,000

200,000

-

-

Total Shares

31,400,000

31,400,000

12,500,000

12,500,000

Total Options and Shares

63,400,000

63,400,000

33,318,437

33,318,437

Additional  information  regarding  “Conversion  feature  loan  to Aires  International  Investment  Inc.

(Options)”  see  Note  8,  receivables  from  and  payables  to  related  parties.  For  further  information regarding share and option based payments see Note 12 for stock compensation, Note 12 for option based compensation and Note 13 for a summary of option and share based remuneration.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

20.

GENERAL AND ADMINISTRATIVE EXPENSES

General  and  administrative  expenses  according  consolidated  statement  of  comprehensive  loss include:

Three-month

Six-month

Three-month

Six-month

General and administrative expenses

period ended      period ended

period ended

period ended

June 30, 2014     June 30, 2014

June 30, 2013

June, 30 2013

$

$

$

$

Rental & related expenses

44,471

89,106

43,646

80,635

Audit

93,289

183,401

42,463

89,694

Consulting

430,775

1,032,883

393,632

667,028

Marketing, Investor & public relations

28,083

35,945

52,912

52,912

Travel expenses

77,810

182,570

214,171

361,224

Personnel costs including social security’s

costs and share based remuneration

506,603

1,405,081

368,684

1,004,558

Various other operating expenditures

190,331

494,368

79,311

243,652

Total according statement of

comprehensive loss

1,371,362

3,423,534

1,194,746

2,499,703

21.

SUBSEQUENT EVENTS

Management has evaluated subsequent events after the balance sheet date, through the issuance of the financial statements,  for appropriate accounting and disclosure. The Company has determined that  there  were  no  such  events  that  warrant  disclosure  or  recognition  in  the  financial  statements,

except for the below:

First North Star AG

On July 11, 2014, the Company entered into a revised agreement with First North Star AG who is serving as an agent for bond issuances of the Company. Based on this revised agreement First North

Star  AG  receives  1.25%  up  to  3.00%  in  fees  for  the  intermediation  of  such  bonds.  Additionally

First  North  Star  AG  will receive  a  bonus one  million common  shares of the Company if it is able to intermediate more than CHF 10 million funds to the Company.

As  of  June 30,  2014,  First North Star AG met the CHF  10 million threshold to receive the bonus.

The corresponding fair value of the Company's shares was deemed immaterial and will be recorded subsequent to period end.

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

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes hereto included in this report. All information presented herein is based on our three and six month periods ended June 30, 2014 and 2013. Our fiscal year end is December 31.

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

Concreta Srl.

Resort management is to be provided by Meliá Hotels International (“Meliá ”). “Paradisus” is Meliá ’s

five star all-inclusive luxury hotel brand that is well recognized in the hospitality industry around the world. Meliá  was founded in 1956 in Palma de Mallorca, Spain and is today one of the world’s largest resort hotel chains, as well as Spain’s leading hotel chain for business or leisure. The company currently offers more than 300 hotels in 26 countries over four continents under its Gran Sol Meliá , Sol Meliá ,

ME by Sol Meliá , Innside by Sol Meliá , Tryp, Sol Meliá , Sol Meliá  Vacation Club, and Paradisus

brands. The Paradisus brand represents all-inclusive luxury resorts with hotels in Mexico and the

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

Additional Concession Properties

On April 20, 2012, SunVesta AG entered into an agreement with Meridian IBG (“Meridian”) to purchase two additional concession properties in Polo Papagayo, Guanacaste. The additional concession properties with a total surface of approximately 230,000 square meters, were to be purchased for a total of

$22,895,806 in addition to equity in the Polo Papagayo concession properties and the Paradisus Papagayo

Bay Resort & Luxury Villas. The agreement was amended on November 13, 2012, to eliminate the agreed equity payments, to decrease the total purchase price and to provide that all payments for the purchase were refundable in the event SunVesta AG determined not to complete the purchase. On May 7,

2013, the parties entered into a new agreement to replace the original amended agreement that included the following terms and conditions:

—     New purchase price of $17,500,000 of which amount $16,130,000 outstanding as of the date of the new agreement.

—     Payment of $8,000,000 to be paid directly by SunVesta AG to third party.

—     Payment of $8,130,000 to be paid by SunVesta to Meridian.

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

—    $1,000,000 on April 30, 2014, which is non-refundable and upaid.

—    $1,000,000 on May 31, 2014, which is non-refundable and upaid.

—    $1,000,000 on June 30, 2014, which is non-refundable and upaid.

—    $1,000,000 on July 31, 2014, which is non-refundable and upaid.

—    $1,130,000 on August 31, 2014, which is non-refundable

$8,130,000 in total to be paid to Meridian

SunVesta AG had paid down-payments on the purchase of these properties of $2,370,000 as of June 30,

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

(approximately $124,500) to settle any further obligation. On April 7, 2014, the Company paid the EUR

100,000 settlement amount to Fundus which amount (approximately $124,500) has been expensed and included in other operating expenses.

Finance

The anticipated completion of the Paradisus Papagayo Bay Resort & Luxury Villas in the fourth quarter of 2015 will require a net investment of approximately $171 million (excluding non-recuperated overhead expenses), of which approximately $49 million has been expended as of June 30, 2014. We expect to realize a minimum of $100 million in new funding over the next twelve months. New funding over the next twelve months is expected to be raised from a construction loan (see paragraph regarding Banco

Nacional hereinafter), debt financing through bonds, shareholder loans and, if necessary, the guaranty agreement in place as described herein.

Bonds

SunVesta AG, has four bond issues outstanding as of period end, denominated in either EUR (€) or Swiss

Francs (CHF) and one bond issue that was settled during the period.

EUR (€) Bonds

SunVesta AG initiated the a first offering  of unsecured EUR bonds on December 1, 2010, of up to

€25,000,000 in units of €1,000 that bore interest at 8.25% per annum payable each November 30 over a three year term that expired on November 30, 2013. SunVesta AG raised $792,740 for the year ended

December 31, 2013 and $4,015,549 for the year ended December 31, 2012, for a cumulative total raise of

$15,009,447 as of December 31, 2013, in connection with this offering. SunVesta AG was unable to repay $754,332  of that amount due for repayment on November 30, 2013. However, on April 7, 2014, the

remaining amount due on the initial Euro bonds was paid in full.

SunVesta AG initiated a second offering of unsecured EUR bonds on December 2, 2013, of up to

€15,000,000 in units of €10,000 that bear interest at 7.25% per annum payable each December 1 over a three year term that expires on December 2, 2016. SunVesta AG raised $6,603,097 for the year ended

December 31, 2013, and $1,378,650 in the six month period ended June 30, 2014 for a cumulative amount raised of $7,981,747 as of the date of this report.

SunVesta AG initiated a third offering of unsecured EUR bonds on December 2, 2013 of up to €

15,000,000 in units of € 10,000 that bear interest at 7.25% per annum payable each December 2 over a three year term that expires on December 2, 2016. SunVesta AG raised $1,741,874 in the six month period ended June 30, 2014 for a cumulative amount raised of $1,741,874.

Swiss Francs (CHF) Bonds

SunVesta AG initiated the offering of CHF bonds on September 1, 2011, of up to CHF 15,000,000 in units of CHF 50,000 that bear interest at 7.25% per annum payable each August 31 over a four year term that expires on August 31, 2015. SunVesta AG raised $2,650,882 for the year ended December 31, 2013,

and $5,231,203 in the six month period ended June 30, 2014, for a total cumulative raised of $14,502,426 as of the date of this report.

SunVesta AG initiated a second offering of unsecured CHF bonds on September 1, 2013 of up to  CHF

10,000,000 in units of  CHF 10,000 that bear interest at 7.25% per annum payable each August 31, over a two year term that expires on August 31, 2015. SunVesta AG raised $7,030,371 in the six month period ended June 30, 2014 for a cumulative amount raised of $7,030,371.

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

—     The principal amount together with any interest will be payable on December 31, 2015.

—     The interest rate is 7.25%.

—     Any amount of principal or interest which is not paid when due shall bear interest at the rate of 10% per year from the due date until it is paid.

—     So long as the Company shall have any obligation under this promissory note, it shall not,

without the Aires’ written consent, (a) pay, declare or set apart for such payment, any dividend or other distribution on shares of capital stock or (b) directly or indirectly or through any subsidiary make any other payment or distribution in respect of its capital stock.

So long as the Company shall have any obligation under this promissory note, it shall not,

without the Aires’ written consent, redeem, repurchase or otherwise acquire in any one transaction or series of related transactions any shares of capital stock of the Company or any warrants, rights or options to purchase or acquire any such shares.

The Company has borrowed from Aires on a consolidated cumulative basis approximately $35,060,000 as of June 30, 2014, $33,410,000 as of December 31, 2013, and $10,407,764 as of December 31, 2012.

Dr. Max Rӧssler

During 2012 up to the current year end period, SunVesta AG entered into a series of interest free loans with Dr. Max Rӧssler, a director of the Company and a principal of Aires. The loans were originally due either on predetermined dates or on demand, repayable in cash or in a fixed number of shares of certain publically traded entities, as follows:

Date

Amount

Shares

Due Date

Public Entity

June 7, 2012

$1,810,000

10,000

May 30, 2013*

Intershop Holding AG

*Debt obligation transferred to Aires on April 19, 2013, now governed by the terms and conditions of the loan agreement with Aires dated October 31, 2013.

Date

Amount

Shares

Due Date

Public Entity

July 24, 2012

$470,000

10,000

May 30, 2014*

Schindler Holding AG

August 8, 2012

$400,000

700

May 30, 2014*

Zug Estates Holding AG

March 1, 2013

$50,000

52,500

May 30, 2014*

Datewyler Holding AG

The previous report stated that the Company and Dr. Rössler agreed that all personally given loans will be transferred to Aires and the corresponding balances will be added to the existing loan agreement with

Aires.

Due to external circumstances (i.e. continued increases in stock exchange quotations) the parties have cancelled this decision and extended the repayment date instead. This is now theMay 30, 2015, as stipulated in a written declaration by Dr. Rössler, dated June 4, 2014.

Josef Mettler

During the period ended December 31, 2013, the Company borrowed $1,065,693 at 3% interest from

Josef Mettler pursuant to the terms and conditions of the guaranty agreement dated July 16, 2012. The amount borrowed from Mr. Mettler changed from an amount payable to an amount receivable of

$851,564 as of June 30, 2014. As per August 15, 2014, Dr. Max Rössler absorbed the Company’s receivable from Josef Mettler.

Hans Rigendinger

During the period ended December 31, 2013, the Company borrowed $600,000 at 3% interest from Hans

Rigendinger pursuant to the terms and conditions of the guaranty agreement dated July 16, 2013. The amount borrowed with accrued interest was $46,078 as of June 30, 2014.

Additionally  Hans  Rigendinger  and  his  wife  have  signed  Bonds  as  per  June  30,  2014  and  December  31,

2013   in   the   nominal   values   of   CHF   2,900,000   (approximately   $3,256,000)   and   EUR   780,000

(approximately $1,060,000).

Swisshome Real Estate AG

On January 20, 2014, the Company concluded a short term loan agreement with Swisshome Real Estate

AG, Zurich in the amount of CHF 3.0 million (approximately $3.35 million) repayable on April 30, 2014.

Instead of interest Swisshome Real Estate AG received a lump sum of CHF 100,000 (approximately

$111,000) as consideration for the loan, which amount is equivalent to an approximate effective yearly interest of 11.98%. The loan (including the lump sum consideration for the loan) was repaid on April 22,

2014.

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

Specogna Holding AG

On May 15, 2014, the Company entered into a short term loan agreement for CHF 1.0 million

(approximately $ 1.12 million) with Specogna Holding AG repayable on July 31, 2014. Instead of interest

Specogna Holding AG will receive a lump sum of CHF 30,000 (approximately $33,800) as consideration for the loan. This loan has been secured with individual and joint liability by Dr. Rössler, Mr. Mettler and

Mr. Rigendinger. The loan has been repaid on August 07, 2014.

Loan R. Weimar (private investor)

On June 30, 2014 the Company entered into a short term loan agreement for approx. EUR 310,000

(approx. USD 420,000) with Roland Weimar. This loan is repayable with 5 instalments, (4 x EUR

70,000, 1 x EUR 30,000) the latest one being due on June 01, 2015. The interest rate is 2 % p.a.

Timeline

Our expected timeline for developing the Paradisus Papagayo Bay Resort & Luxury Villas is as follows:

—     complete architectural plans in the 2nd  quarter of 2014

—     secure construction loan in the 3rd quarter of 2014

—     commence onsite vertical construction in the 3rd quarter of 2014

—     complete construction in the 4th quarter of 2015

—     handover to Meliá in the 4th quarter of 2015

Discussion and Analysis

Our plan of operation through the fourth quarter of 2015 is to complete the Paradisus Papagayo Bay

Resort & Luxury Villas project that will require a total net investment of approximately $171 million

(excluding non-recuperated overhead expenses). We expect to realize a minimum of $100 million in new funding over the next twelve months, though our actual financing requirements may be adjusted to suit that amount realized, and an additional $22 million in funding by the time the development is completed.

New funding over the next twelve months is expected to be raised from debt financing through bonds,

shareholder loans and the guaranty agreement in place as described herein.

Results of Operations

During the three and six month periods ended June 30, 2014, our operations were focused on (i) finalizing architectural plans, (ii) obtaining building permits, (iii) progressing earth work excavations on the

Paradisus Papagayo Bay Resort & Luxury Villas property; (iv) negotiating a credit facility with the Banco

National (v) pursuing additional debt and equity financing arrangements including a CHF and EUR bond offering through SunVesta AG in Europe, and loans from related parties.

The Company has been funded since inception from debt or equity placements and by shareholders or partners in the form of loans. All of the capital raised to date has been allocated to the development of the

Costa Rican property including the purchase of the land and general and administrative costs.

Comprehensive Income/Loss

Comprehensive loss for the three month period ended June 30, 2014, was $2,567,886 as compared to a comprehensive loss of $2,158,421 for the three month period ended June 30, 2013. The change in comprehensive loss in the current three month period can be primarily attributed to the increase in interest expense to $840,851 from $609,356 due to interest accruing on bonds and notes, the increase in amortization of debt issuance costs to $251,515 from $50,990 and the increase in general and administrative expenses to $1,371,362 from $1,194,746, which increase is the result of an increase in rental expenses to $44,471 from $43,646, the increase in audit costs to $93,289 from $42,463, the increase in consulting expenses to $430,477 from $393,632, the increase in personnel costs to $506,603 from $368,684 and the increase in other operating expenditures to $190,331 from $79,311, offset by a decrease in marketing expenses to $28,083 from $52,912, and a decrease in travel expenses to $77,810 from $214,171.

Other contributing factors to the change in comprehensive loss in the current three month period from comprehensive loss in the prior three month period include the increase in loss due to foreign exchange differences of $245,229 from $231,931, an increase in other expenses to $19,727 from $14,149, and the decrease to nil from the $36,307 gain associated with the change in fair value conversion feature in the prior three month period, offset by the increase in interest income to $6,990 from $6,562 and the gain of

$153,809 as compared to a loss of $100,118 due to volatility between Swiss Francs, EURO and US

Dollars and the related foreign currency translation difference on intercompany loans which is classified as a permanent investment and the translation of the balance sheet and results of operations of our foreign subsidiaries.

Comprehensive loss for the six month period ended June 30, 2014, was $5,668,793 as compared to a comprehensive loss of $1,624,610 for the six month period ended June 30, 2014. The change in comprehensive loss in the current six month period can be primarily attributed to the increase in general and administrative expenses to $3,423,354 from $2,499,703, which increase is the result of an increase in rental expenses to $89,106 from $80,635, the increase in audit costs to $183,401 from $89,694, the increase in consulting expenses to $1,032,883 from $667,028, the increase in personnel costs to

$1,405,081 from $1,004,558 and the increase in other operating expenditures to $494,369 from $243,652,

offset by a decrease in marketing expenses to $35,945 from $52,912 and travel expenses to $182,570 from $361,224, a gain of  nil related to the release of an accrual for a penalty that was to be paid to Meliá

from $1,000,000, the increase in interest expense to $1,395,477 from $1,036,012, the increase in amortization of debt issuance costs to $325,313 from $133,805, the increase in foreign exchange differences to $402,386 from $88,059. Other contributing factors to the change in comprehensive loss in the current three month period from comprehensive loss in the prior three month period include the increase in other expenses to $78,250 from $41,181, the transition of foreign currency translation to a loss of $51,003 from a gain of $1,181,288, offset by the increase in interest income to $6,991 from $6,736 and the decrease to nil from the $13,874 loss associated with change in fair value of conversion feature.

We did not generate revenue during this period and we expect to continue to incur losses through the year ended December 31, 2014.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry-forward and startup costs that will offset future operating profits.

Capital Expenditures

The Company expended a significant amount on capital expenditures for the period from January 1, 2005 to June 30, 2014, in connection with the purchase of land that includes a hotel concession in Costa Rica and expects to incur future cash outflows on capital expenditure as discussed in the "Liquidity and Capital

Resources" and the "Going Concern" paragraphs below.

Liquidity and Capital Resources

The Company has experienced significant changes in liquidity, capital resources, and stockholders’ equity since inception.

As of June 30, 2014, we had a working capital deficit of $15,092,616. We had current assets of

$1,757,060 and total assets of $58,207,442. Our current assets consisted of $361,564 in cash, $429,041 in other assets and $966,455 as a related party receivable. Our non-current assets consisted of property and equipment of $48,700,102, deposits related to construction work of $757,429, net debt issuance costs of

$2,926,247, down payments for property and equipment of $2,369,816 and restricted cash of $1,696,788.

We had current liabilities of $16,849,676 and total liabilities of $82,362,622. Our current liabilities consisted of $6,352,549 in accounts payable, $5,837,909 in accrued expenses, $3,546,408 in a note payable, and $1,112,810 in notes payable to related parties. Our non-current liabilities consisted of EUR bond debt of $9,756,591, CHF bond debt of $20,550,298, notes payable to related parties of $35,026,366,

other long term debts of $88,505 and pension liabilities of $91,186.  Total stockholders’ deficit in the

Company was $24,155,180  at June 30, 2014.

Net cash used in operating activities for the six months ended June 30, 2014, was $3,142,719 as compared to $2,154,185 for the six months ended June 30, 2013, which differences reflect the changes in working capital, and non cash items including stock compensation expenses, depreciation and amortization, and unrealized exchange differences. Net cash used in operating activities in the current six month period is comprised of general and administrative expenses that include but are not limited to, personnel costs,

accounting fees, consulting expenses, finder’s fees and professional fees, such as for auditing purposes and legal consultation, accounts payable and accrued expenses. Net cash used in operating activities in the prior six month period can also be primarily attributed to changes in general and administrative expenses,

accounts payable and accrued expenses.

We expect to use net cash in operating activities until such time as net losses transition to net income which transition is not anticipated until we complete the Paradisus Papagayo Bay Resort & Luxury Villas project.

Net cash used in investing activities for the six months ended June 30, 2014, was $5,038,474 as compared to $8,186,499 for the six months ended June 30, 2013. Net cash used in investing activities in the current six month period can be attributed to receivables from related parties, and the purchase of property and equipment, offset by net cash provided by investing activities as deposits related to construction. Net cash used in investing activities in the prior six month period ended June 30, 2013, can be attributed to receivables from related parties, the purchase of property or equipment, deposits related to construction,

down payments for property and restricted cash.

We expect negative net cash in investing activities while in the process of developing the Paradisus

Papagayo Bay Resort & Luxury Villas and looking to additional projects.

Net cash provided by financing activities for the six months ended June 30, 2014, was $7,944,267  as compared to $10,276,868  for the six months ended June 30, 2013. Net cash provided by financing activities in the current six month period can be attributed to proceeds from notes payable to related parties, note payable, proceeds from SunVesta AG’s bond issuances and the sale of treasury stock, offset by net cash used in financing activities as the repayment of notes payable to related parties, the repayment of bonds and the payment of debt issuance costs. Net cash provided by financing activities in the prior six month period can be attributed to proceeds from notes payable to related parties, and proceeds from

SunVesta AG’s bond issuances, offset by net cash used in financing activities for the repayment of bonds and the payment of debt issuance costs.

We expect net cash flow provided by financing activities in future periods from those debt and equity infusions necessary to complete the development of the Paradisus Papagayo Bay Resort & Luxury Villas.

Management believes that our cash on hand, ongoing proceeds from our new EUR and CHF bond offerings, short term related party loans and the assurance of the guaranty agreement as described in the going concern paragraph below are sufficient for us to conduct operations over the next twelve months.

We had no lines of credit or other bank financing arrangements as of June 30, 2014.

We have commitments for executed purchase orders and agreements in the amount of $57 million as of

June 30, 2014, in connection with the development of the Paradisus Papagayo Bay Resort & Luxury

Villas, which commitments are included in the required financing of $185 million to complete the project.

Most material commitments were not contractually agreed as of the end of the period.

The sixth addendum (dated June 2, 2014) to the management agreement with Meliá  stipulates that should the completion of the construction not occur by November 15, 2015, and should an extension date not be agreed, subsequent to November 15, 2015, Meliá  will be entitled to receive a daily amount of $2,000 as liquidated damages. Should the completion of the construction not occur by February 15, 2016 Meliá will be entitled to terminate the management agreement and to receive a termination amount of $5 million unless the parties agree in writing to extend such date.

We have cancellable commitments that are not included in the required financing for the development of the Paradisus Papagayo Bay Resort & Luxury Villas of approximately $14,000,000 as of June 30, 2014,

to Meridian for the purchase of two additional concession properties in Polo Papagayo, Guanacaste, Costa

Rica.

We maintain a defined benefit plan that covers all of our Swiss employees and have an employment agreement with our chief executive officer and chief operating officer as of June 30, 2014.

We have no current plans for significant purchases or sales of plant or equipment, except in connection with the planned construction of the Paradisus Papagayo Bay Resort & Luxury Villas as discussed above.

We have no current plans to make any changes in the number of our employees as of June 30, 2014.

Future Financings

The previously reported financing scheme of a syndicated loan could not be materialized. While Banco de

Costa Rica maintained its contemplated engagement, Banco Nacional withdrew its interest.

Consequently the Company explores new alternatives. Final and formal decisions are expeted to be received during the 3rd quarter 2014

Off-Balance Sheet Arrangements

As of June 30, 2014, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition,

revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Based on this guaranty agreement, management therefore believes that available funds are sufficient to finance cash flows for the twelve months subsequent to June 30, 2014 and the filing date though future anticipated cash outflows for investing activities will continue to depend on the availability of financing and can be adjusted as necessary.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

During the period ended June 30, 2014, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting, except the appointment of two independent directors for the purpose of maintaining appropriate independent oversight of the Company’s consolidated financial reporting and procedures for internal control over financial reporting, including challenging management’s accounting for and reporting of transactions.

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

August 19, 2014

Josef Mettler

Chief Executive Officer, Chief Financial Officer,

Principal Accounting Officer and Director

/s/ Hans Rigendinger

August 19, 2014

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

Rӧssler.

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

10.11*

Assignment of Debt Agreement dated December 31, 2013, between the Company, SunVesta AG and Aires

International Investments, Inc.(incorporated by reference to the Form 10-Q filed with the Commission on

May 20, 2014)

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