Form 10-Q
period 2014-09-30
SUNVESTA, INC.
filed 2014-11-19
CIK 1060409

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2014.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.01 par value (the only class of voting stock), at November 19, 2014, was 83,541,603.

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

SUNVESTA, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$167,274	$629,673
Other assets	165,727	21,255
Receivable from related parties	29,915	-
Total current assets	362,915	650,928
Non-current assets
Property and equipment – net	50,157,528	43,372,214
Deposits related to construction work	798,312	650,685
Debt issuance costs – net	2,741,519	1,689,023
Down payment for property and equipment	2,369,816	2,369,816
Receivable from related parties	1,631,440	-
Restricted cash	1,687,577	1,697,974
Total non-current assets	59,386,192	49,779,712
Total assets	$59,749,107	50,430,640

Liabilities and stockholders' equity (deficit)
Current liabilities
Accounts payable	5,713,261	7,063,070
Accrued expenses	5,010,398	3,276,506
Note payable	3,633,460	2,000,000
Notes payable to related parties	1,171,815	2,721,445
EUR-Bond	-	5,786,248
CHF-Bond	24,568,788	-
Total current liabilities	40,097,722	20,847,269
Non-current liabilities
EUR-Bond	9,195,835	6,757,065
CHF-Bond	-	8,558,443
Notes payable to related parties	32,019,932	33,409,095
Other long term debts	80,983	30,426
Pension liabilities	85,348	90,524
Total non-current liabilities	41,382,098	48,845,553
Total liabilities	81,479,820	69,692,822

Stockholders' equity (deficit)
Preferred stock, $0.01 par value;
50,000,000 share authorized no shares issued
and outstanding	-	-
Common stock, $0.01 par value;
200,000,000 shares authorized; 83,541,603 and
83,541,603 shares issued and outstanding	835,416	835,416
Additional paid-in capital	22,786,609	21,852,666
Accumulated other comprehensive profit / (loss)	899,726	(2,202,914)
Accumulated deficit	(46,252,465)	(39,723,595)
Treasury stock, 0 and 157,220 shares	-	(23,755)
Total stockholders' equity (deficit)	(21,730,714)	(19,262,182)
Total liabilities and stockholders' equity (deficit)	$59,749,107	50,430,640

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

Three months ended September 30,			Nine months ended September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Revenues, net	$-	-	-	-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-

Operating expenses
General and administrative expenses	$(1,278,941)	(2,214,880)	(4,702,296)	(4,714,583)
Release of accrual for penalty to Meliá Hotels & Resorts	-	-	-	1,000,000
Total operating expenses	(1,278,941)	(2,214,880)	(4,702,296)	(3,714,583)

Loss from operations	$(1,278,941)	(2,214,880)	(4,702,296)	(3,714,583)

Other income / - expenses
Interest income	(276)	29,190	6,713	35,927
Interest expense	(923,996)	(715,894)	(2,319,473)	(1,751,906)
Amortization of debt issuance costs and commissions	(238,637)	-	(563,949)	(133,806)
Exchange differences	1,562,114	(349,567)	1,159,727	(437,626)
Change in fair value of conversion feature	-	(12,296)	-	(26,170)
Other income / - expenses	(31,342)	(18,920)	(109,592)	(60,101)
Total other income / - expenses	$367,862	(1,067,487)	(1,826,573)	(2,373,683)

Loss before income taxes	$(911,080)	(3,282,367)	(6,528,869)	(6,088,266)
Income Taxes	-	-	-	-
Net loss	$(911,080)	(3,282,367)	(6,528,869)	(6,088,266)

Comprehensive income /(loss)
Foreign currency translation	3,153,642	(1,743,672)	3,102,640	(562,384)
Comprehensive income / (loss)	$2,242,562	(5,026,039)	(3,426,230)	(6,650,650)

Loss per common share
Basic and diluted	$(0.01)	(0.04)	(0.07)	(0.08)

Weighted average common shares
Basic and diluted	89,942,702	75,541,603	87,746,731	74,122,156

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated deficit	Treasury Stock	Total Stockholders’ Equity (Deficit)

December 31, 2013	835,416	21,852,666	(2,202,914)	(39,723,595)	(23,755)	(19,262,182)
Net loss	-	-	-	(6,528,869)	-	(6,528,869)
Translation adjustments	-	-	3,102,640	-	-	3,102,640
Stock based compensation expense	-	947,398	-	-	-	947,398
Sale of treasury stock	-	(13,455)	-	-	23,755	10,300
September 30, 2014	$835,416	$22,786,609	$(899,726)	$(46,252,465)	$-	$(21,730,714)

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	January 1 to	January 1 to
	September 30, 2014	September 30, 2013
	Unaudited	Unaudited

Cash flows from operating activities
Net loss	$(6,528,869)	(6,088,266)
Adjustments to reconcile net loss to net cash
Depreciation and amortization	45,926	33,278
Release of accrual for penalty to Meliá Hotels & Resorts	-	(1,000,000)
Amortization of debt issuance cost and commissions	563,949	133,806
Stock compensation expense	947,398	1,526,063
Unrealized exchange differences	1,159,727	437,626
Change in fair value of conversion feature	-	26,170
Increase / decrease in pension fund commitments	(5,176)	72
Increase / decrease in:
Other current assets	(144,472)	(55,340)
Accounts payable	(1,349,809)	2,315,505
Accrued expenses	1,733,891	147,538
Net cash used in operating activities	(3,577,435)	(2,523,548)
Cash flows from investing activities
Other receivables from related parties	(2,627,810)	(463,833)
Purchase of property and equipment	(4,456,047)	(7,795,254)
Interest paid and capitalized in property and equipment	(682,000)	-
Deposits related to construction	(147,627)	(302,000)
Down payments for property and equipment	-	(3,050,045)
Restricted cash	-	(1,421,827)
Net cash used in investing activities	(7,913,484)	(13,032,959)
Cash flows from financing activities
Proceeds from notes payable related parties	-	18,519,824
Repayment of notes payable related parties	(1,036,322)	-
Note payable and other long term debts	1,689,207	-
Proceeds from bond issuance, net of commissions	20,142,000	953,277
Repayments of bonds	(5,729,712)	(2,713,972)
Payment for debt issuance costs	(3,977,446)	(563,192)
Purchase/Sale of treasury stock	10,300	-
Net cash provided by financing activities	11,098,026	16,195,937
Effect of exchange rate changes	(69,506)	39,940
Net decrease in cash	(462,399)	679,370
Cash and cash equivalents, beginning of period	629,673	260,520
Cash and cash equivalents, end of period	$167,274	939,890

Additional information
Conversion of note payable to Mr. Rigendinger to stockholders’ equity (non-cash)	-	717,977
Purchase of property and equipment through a note payable (non-cash)	-	2,000,000
Reclassification of down payment for property and equipment to property and equipment	-	10,200,000
Capitalized interest and debt issuance costs for construction (non-cash)	2,360,999	1,422,000
Interest paid	682,000	-
Reclassification loan from Dr. M. Rössler to AIRES loan	-	1,740,796
Absorption of loans Josef Mettler and 4f capital ag by AIRES	966,455	-
Transfer of loan Dr. Max Rössler to AIRES loan	1,810,000	-

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

In January 2005, the Company changed its business focus to the development of holiday resorts and investments in the hospitality and related industry. The Company has one major project in Costa Rica. For this project planning has been fully completed, all consents have been granted, excavation work had begun as of March 2013. The Company is still in process of completing the financing for the project and has not materialized any revenues yet. Since the financing of the project is not complete, the Company’s activities are subject to significant risks and uncertainties.

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

2.                  Significant Accounting Policies

New accounting standards – adopted

In June 2014, the FASB released ASU 2014-10 — Accounting Standards Update 2014-10, Income Taxes Topic 915: Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this Update eliminate the concept of a development stage entity (DSE) from US GAAP. This change rescinds financial reporting requirements that have historically applied by DSEs such as labeling financial statements as those of a DSE, providing inception to date information in the statements of income, cash-flows and shareholder equity and certain specific disclosures. This ASU has been early adopted by the Company as of April 1, 2014 and therefore for the current period ended September 30, 2014 as such early adoption is permitted for all financial statements that have not been issued or made available for issuance. This ASU had impact to the Company’s consolidated financial statements, as the corresponding inception to date information, labeling financial statements as those of a DSE, etc. will no longer be provided.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

3.                  GOING CONCERN

The Company is currently working on building a hotel in the Papagayo Gulf Tourism Project area of Guanacaste, Costa Rica.

The project is expected to open in the third quarter of 2016. Until the completion of the project, the following expenditures are estimated to be incurred:

	Expenditures	$

a.	Gross project cost	208,000,000
b.	Less: Proceeds from sale of villas	(25,000,000)
c.	Net project cost	183,000,000
d.	Overhead expenses	34,000,000
e.	Less: Recuperated in gross project cost	(12,000,000)
f	Total, excluding other potential projects	205,000,000

Sixty percent (60%) of the “Net project cost” is going to be financed by traditional mortgage loans, for which negotiations have been initiated. The remaining forty percent (40%) of the “Net project cost”, as well as “non-recuperated overhead expenses” are going to be financed by the main shareholders or lenders of the project, i.e. Zypam Ltd., shareholder and related entity to Mr. Josef Mettler, Mr. Hans Rigendinger, shareholder, Company director and chief operating officer, Mr. Max Rössler, controlling shareholder of Aires International Investment, Inc. and Company director, Mr. Josef Mettler, shareholder, Company director, chief executive officer and chief financial officer.

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

Based on this guaranty agreement, management believes that available funds are sufficient to finance cash flows for the twelve months subsequent to September 30, 2014 and the filing date, though future anticipated cash outflows for investing activities will continue to depend on the availability of financing and can be adjusted as necessary.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

4.                  CASH AND CASH EQUIVALENTS

Cash and cash equivalents are available to the Company without any restriction or limitation on withdrawal and/or use of these funds. The Company’s cash equivalents are placed with financial institutions that maintain high credit ratings. The carrying amounts of these assets approximate their fair value.

Cash & cash equivalents	USD ($)	EURO	CHF	CRC	Total September 30, 2014	Total December 31, 2013
original currency	7,812	7,358	141,970	494,038
in $	7,812	9,334	149,222	906	167,274	629,673

USD ($)  =       US Dollar

EURO     =       Euro

CHF        =       Swiss Francs

CRC        =       Costa Rican Colón

5.                  RESTRICTED CASH

As of September 30, 2014, the Company has the following restricted cash positions:

Restricted Cash	September 30, 2014 $	December 31, 2013 $
Credit Suisse in favor of BVK Personalvorsorge des Cantons Zurich	134,465	142,657
HSBC in favor of Costa Rican Tourism Board	370,000	372,205
Banco Nacional de Costa Rica in favor of the Costa Rican Environmental Agency – SETENA	619,762	619,762
Banco National de Costa Rica in favor of the Costa Rican Tourism Board	563,350	563,350
Gross	1,687,577	1,697,974

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

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

6.                  PROPERTY & EQUIPMENT

	September 30, 2014	December 31, 2013
Land	$19,700,000	19,700,000
IT Equipment	185,846	185,846
Other equipment and furniture	282,272	321,901
Leasehold improvements	66,617	66,617
Vehicles	139,000	74,000
Construction in-process	30,210,470	23,404,599
Gross	50,584,205	43,752,963
Less accumulated depreciation	(426,676)	(380,749)
Net	$50,157,528	43,372,214
Depreciation expenses for the year	45,926	50,967

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

The construction in process amount that was spent up to September 30, 2014 and December 31, 2013, is represented primarily by architectural work related to the hotel and apartments and also to construction work, earth movements and retaining walls.

Deposit related to construction work

During the quarter ended September 30, 2014, main earthmoving groundwork has moved forward for which work the Company has paid several deposits to contractors. These deposits will be offset against invoices for such groundwork. As of September 30, 2014 and December 31, 2013, the Company has deposits of $798,312 and $650,685 respectively, which have not been set off.

Guaranty Retention

During the quarter ended September 30, 2014, main earthmoving groundwork has moved forward. Due to this, the Company received several invoices from contractors. The Company retained some amounts related to construction work. As soon as the Company officially accepts the corresponding work retention the retention will be paid. As of September 30, 2014 and December 31, 2013, the Company had guaranty retention in the amount of $0 and $179,719, which is stated in accrued expenses.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

7.                  DOWN PAYMENTS FOR PROPERTY & EQUIPMENT

	September 30, 2014	December 31, 2013
La Punta (neighboring piece of land)	$2,369,816	2,369,816
Hotel Project Atlanta	$-	1,573,957
Altos del Risco	$-	-
Gross	$2,369,816	3,943,773
Write off Hotel Project Atlanta	$-	(1,573,957)
Total (net)	$2,369,816	2,369,816

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

September 30, 2014

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
$1,130,000 on August 31, 2014 which has not been paid as of the date of this and is non-refundable.
$8,130,000 in total to Original Seller

The Company is in default of its obligations under the purchase agreement as of the date of this report. However the Company is in negogiation with the seller to amend the original contract and purchase the land. The Company believes its refundable and non-refundable deposits can be used under the new contract. In the event that a new contract will not be reached, the Company could claim for the refundable amount of $2,069,816 out of the $2,369,816 deposit paid.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

7.         DOWN PAYMENTS FOR PROPERTY & EQUIPMENT - Continued

Hotel Project Atlanta

On September 19, 2012, the Company entered into a purchase agreement for a hotel and entertainment complex in Atlanta, Georgia (United States of America). The entire purchase amount of $26 million for the assets had no firm financing commitment. Further, anadditional amount of approximately $18 million for renovations would need to be invested in the hotel and entertainment complex. The Company was in negotiations with various parties to finalize a financing package for this project but was not been able to conclude the transaction by October 15, 2013. On October 15, 2013, a fifth-amendment to the agreement expired, causing the Company to default. Therefore amounts paid as non-refundable deposits and taxes related to the property of total $1,573,957 were expensed on October 16, 2013. The deposits and taxes paid were included in the line item “Down payments for property and equipment” in the Company’s balance sheet and have been expensed to General and administrative expenses in the Consolidated Statements of Comprehensive Loss.

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

September 30, 2014

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

As of September 30, 2014 and December 31, 2013, respectively, there are no financial assets or liabilities measured on a recurring basis at fair value.

In addition to the methods and assumptions we use to record the fair value of financial instruments as discussed above, we used the following methods and assumptions to estimate the fair value of our financial instruments:

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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
—

Notes payable to related parties - Dr. M. Rössler (current) –The fair value was calculated based on the underlying publically traded shares. However, the Company records the loan at nominal value. The Company does not have sufficient cash to repurchase the shares as of balance sheet date and hence repay the loans in shares.

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

The fair value of our financial instruments is presented in the table below:

	September 30, 2014		December 31, 2013
	Carrying	Fair Value $	Carrying	Fair Value $	Fair Value	Reference
	Amount $		Amount $		Levels
Cash and cash equivalents	167,274	167,274	629,673	629,673	1	Note 4
Restricted cash	1,687,577	1,687,577	1,697,974	1,697,974	1	Note 5
Receivables from related parties – Mettler (current)	603,650	603,650	0	0	3	Note 9
Receivables from related parties – other (current)	1,057,705	1,057,705	0	0	3	Note 9
Accounts Payable	5,713,261	5,713,261	7,063,070	7,063,070	1	-
Note payable	3,633,460	3,633,460	2,000,000	2,000,000	1	Note 16
Notes payable to related parties – Dr. M. Rössler (current)	835,389	744,322	938,890	833,715	1	Note 9
Notes payable to related parties – Rigendinger (current)	1,976	1,976	600,000	600,000	3	Note 9
Notes payable to related parties – other (current)	334,450	334,450	116,592	116,592	3	Note 9
Notes payable to related parties – Mettler (current)	0	0	1,065,963	1,065,963	3	Note 9
EUR-bond (old)	0	0	5,786,248	5,786,248	3	Note 11
EUR-bonds	9,195,835	9,195,835	6,757,065	6,757,065	3	Note 11
CHF-bonds	24,568,788	24,568,788	8,558,443	8,558,443	3	Note 11
Notes payable to related parties – Aires (non-current)	32,019,932	32,019,932	33,409,095	33,409,095	3	Note 9

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

9.                  RECEIVABLES FROM AND PAYABLES TO RELATED PARTIES

            Advances from (to) related parties are composed as follows:

		Receivables		Payables
		September 30,	December 31,	September 30,	December 31,
		2014	2013	2014	2013
1	Hans Rigendinger	-	-	1,976	600,000
2	Josef Mettler	603,650	-	-	1,065,963
3	Adrian Oehler	-	-	-	39,002
4	Aires International	-	-	32,019,932	33,409,095
5	Dr. Max Rössler	-	-	835,389	938,890
6	4f capital ag	1,027,790	-	-	27,590
7	Akyinyi Interior and Exterior Decoration	-	-	140,000	50,000
8	Global Care AG	-	-	194,450	-
9	Geoffrey Long	29,915	-	-	-
	Total excluding interest	1,661,355	-	33,191,747	36,130,540
	Accrued interest	-	-	3,341,175	1,693,166
	Total	1,661,355	-	36,532,922	37,823,707
	of which non-current	1,631,440	-	32,019,932	33,409,095

	Related party	Capacity	Interest Rate	Repayment Terms	Security
1	Hans Rigendinger	Shareholder, COO and Company board member	3%	none	none
2	Josef Mettler	Shareholder, CEO, CFO and Company board member	3%	none	none
3	Adrian Oehler	Shareholder and chairman of the board SunVesta AG (up to 1st quarter 2014)	3%	none	none
4	Aires International	*** see hereinafter ***
5	Dr. Max Rössler	*** see hereinafter ***
6	4f capital ag	Company owned by Josef Mettler (see No. 2)	none	none	none
7	Akyinyi Interior and Exterior Decoration	Company owned by the wife of a Company board member	none	none	none
8	Global Care AG	Company owned by Dr. Max Rössler	none	none	none
9	Geoffrey Long	Head of Accounting “The Americas”	none	none	none

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

September 30, 2014

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

As of September 30, 2014 and December 31, 2013 the Company borrowed CHF 30.46 million (approximately $32.02 million) respectively CHF 31.12 million (approximately $33.41 million) from Aires and accrued interest of CHF 3.17 million (approximately $3.33 million) respectively CHF 1.59 million (approximately $1.69 million).

As of the date of this report the Company has borrowed CHF 28.87 million (approximately $ 30.34 million) from Aires.

Loan agreement Hans Rigendinger (current)

Hans Rigendinger gave the Company a short term loan based on the guarantee agreement. On this current loan, which has been contractually formalized on January 1, 2014, the Company has to pay 3% interest. As per September 30, 2014 and December 31, 2013, $1,976 (CHF 1,880) and $600,000 (CHF 532,300) respectively, of this short term loan remained due.

For the period ended September 30, 2014 and September 30, 2013, the Company expensed interest to Hans Rigendinger of $0 (CHF 0) and $0 (CHF 0) related to this current loan.

Additionally Hans Rigendinger and his wife have signed Bonds as per September 30, 2014 and December 31, 2013 in the nominal values of CHF 2,900,000 (approximately $3,048,000) and EUR 780,000 (approximately $989,000).

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

9.             RECEIVABLES FROM AND PAYABLE TO RELATED PARTIES – Continued

Loans Dr. Max Rössler

On June 7, 2012, Dr. Rössler (board member of the Company) gave a short term loan of $1.81 million that would have been repayable on May 30, 2013, or on demand within five working days. The Company is not required to pay any interest and can repay the loan either in cash or with the delivery of 10,000 shares of Intershop Holding AG, a publically traded entity, regardless of actual trading value on the date of delivery. The Company concluded on April 19, 2013, with Dr. Rössler and Aires an act of transfer. Based on this act of transfer the loan was transferred to Aires and the balance added to the existing loan agreement with Aires.

On July 24, 2012, Dr. Rössler gave a short term loan of $0.45 million that is repayable on May 30, 2014, or on demand within five working days. The Company is not required to pay any interest and can repay the loan either in cash or with the delivery of 10,000 shares of Schindler Holding AG, a publically traded entity, regardless of actual trading value on the date of delivery. The Company therefore might recognize a gain if the loan is repaid in Schindler Holding AG shares and the trading price of the shares is less than the amount due. On June 4, 2014, Dr. Rössler agreed to extend the due date to May 30, 2015. Based on the trading price for Schindler Holding AG shares on September 30, 2014, the Company would not have recognized a gain. Therefore the fair value of the loan is the carrying value of the loan.

On August 8, 2012, Dr. Rössler gave a further short term loan of $0.39 million that is repayable also on May 30, 2014, or on demand within five working days. The Company is not required to pay any interest and can repay the loan either in cash or with the delivery of 700 shares of Zug Estates Holding AG, a publically traded entity, regardless of actual trading value on the date of delivery. The Company therefore might recognize a gain if the loan is repaid in Zug Estates Holding AG shares and the trading price of the shares is less than the amount due. On June 4, 2014, Dr. Rössler agreed to extend the due date to May 30, 2015. Based on the trading price for Intershop Holding AG shares on September 30, 2014, the Company would have recognized a gain, which has not been recognized by the Company.

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

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

9.             RECEIVABLES FROM AND PAYABLE TO RELATED PARTIES – Continued

Loan Global Care AG

During the three month period ended September 30, 2014, Global Care AG, loaned the Company $194,435 (CHF 185,000), which amount was repayable on October 31, 2014. The loan includes a fixed interest payment of $21,020 (CHF 20,000). As of the date of this report, both amounts are overdue. According to the agreement, there are no penalties for late payments.

Loan Josef Mettler

During the financial year 2013 Josef Mettler gave the Company a short term loan based on the guaranty agreement for which it paid3% interest that amounted to a payable of $1,065,963 (CHF 956,169).

For the three month period ended June 30, 2014, the loan payable changed into a loan receivable. OnAugust 15, 2014, Aires International Investments Inc. absorbed the Company’s receivable from Mr.Mettler in the amount of $ 851,564 (CHF 741,852) by crediting the debt against the amount due from the Company to Aires.

For the three month period ended September 30, 2014 the loan payable changed again into a loan receivable inthe amount of $603,650 (CHF 574,313) from Josef Mettler. Subsequent to period end, on November 17, 2014, Aires International Investments Inc. absorbed the Company’s receivable from Mr.Mettler by crediting the debt against the amount due from the Company to Aires.

For the three month period ended September 30, 2014 and September 30, 2013, the Company expensed interest to Josef Mettler of $0 (CHF 0) and $0 (CHF 0) respectively $0 (CHF 0) and and $0 (CHF 0) interest income related to this loan.

Receivables 4f capital ag

For the year ended December 31, 2013, the Company owed commissions to 4f capital ag $27,590 (CHF 24,748) for commissions.

For the three month period ended June 30, 2014, the Company pre-paid commissions and provided financing to 4f capital ag of $114,891 (CHF 102,301). On August 15, 2014, Aires International Investments Inc. absorbed the Company’s receivable from 4f capital ag by crediting the debt against the amount due from the Company to Aires.

For the three month period ended September 30, 2014, the Company pre-paid commissions and provided financing to 4f capital ag of $1,027,790 (CHF 977,839). Subsequent to period end, on November 17, 2014, Aires International Investments Inc. absorbed the Company’s receivable from 4f capital ag. by crediting the debt against the amount due from the Company to Aires.

For the three month periods ended September 30, 2014 and September 30, 2013, the Company expensed interest to 4f capital ag of $0 (CHF 0) and $0 (CHF 0) respectively $0 (CHF 0) and and $0 (CHF 0) interest income related to this loan.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

10.              RELATED PARTY TRANSACTIONS

Commissions paid to related parties

During the three months periods ended September 30, 2014, and September 30, 2013, the Company paid commissions to 4f capital ag in the amount of $19,550 and $68,400, respectively related to financing of the Company. During the nine months period ended September 30, 2014 and September 30, 2013 the Company paid commission to 4f capital ag in the amount of approximately $123,000 and $244,400 respectively.

4f capital ag is a company owned and directed by Mr. Mettler (board of director of the Company and CEO of the Company) that receives a commission of 1.5% for new funds that the Company receives based on consulting services rendered by 4f capital ag. These costs have been capitalized to debt issuance costs.

Service fees paid to Akyinyi Interior and Exterior Decoration

During the three months periods ended September 30, 2014, and September 30, 2013, the Company paid fees to Akyinyi Interior and Exterior Decoration – a company owned by the wife of a member of the board of directors – related to interior design of the Papagayo Gulf Tourism project in the amount of approximately $30,000 and $30,000 respectively. During the nine month periods ended September 30, 2014 and September 30, 2013 the Company paid to Akyinyi Interiors $90,000 and $90,000.

These costs have been capitalized to property and equipment. Until end of January 2015, the Company is committed to pay monthly $10,000 based on the contract with Akyinyi Interior and Exterior Decoration.

Consulting Fees to Cambridge Limited Corp.

During the three months periods ended September 30, 2014, and September 30, 2013, the Company paid fees to Cambridge Limited Corp. – a company owned by the father in law of a member of the board of directors – related to accounting and consulting services rendered in Costa Rica for the Company – in the amount of approximately $43,500 and $0 respectively. During the nine month periods ended September 30, 2014 and September 30, 2013 the Company paid to Cambridge Limited Corp. $130,000 and $0.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

11.              BONDS

Description	EUR (€) bond old (repaid)	CHF bond I
Issuer:	SunVesta Holding AG	SunVesta Holding AG
Type of securities:	Bond in accordance with Swiss law	Bond in accordance with Swiss law
Approval by SunVesta AG BOD:	May 12, 2010	June 3, 2011
Volume:	Up to € 25,000,000	Up to CHF 15,000,000
Units:	€1,000	CHF 50,000
Offering period:	11/10/2010 – 04/30/2011	09/01/2011 – 02/28/2012
Due date:	November 30, 2013	August 31, 2015
Issuance price:	100%	100%
Issuance day:	December 1, 2010	September 1, 2011
Interest rate:	8.25% p.a.	7.25% p.a.
Interest due dates:	November 30 of each year, the first time November 30, 2011	August 31 of each year, the first time August 31, 2012
Applicable law:	Swiss	Swiss

Description	EUR (€) bond new I	CHF bond II (parallel)
Issuer:	SunVesta Holding AG	SunVesta Holding AG
Type of securities:	Bond in accordance with Swiss law	Bond in accordance with Swiss law
Approval by SunVesta AG BOD:	October 31, 2013	May 19, 2014
Volume:	Up to €15,000,000	CHF 15,000,000
Units:	€10,000	CHF 10,000
Offering period:	11/07/2013 – 03/31/2014	05/01/2014 – 06/30/2014
Due date:	December 2, 2016	August 31, 2015
Issuance price:	100%	100%
Issuance day::	December 2, 2013	September 01, 2013 (retroactive)
Interest rate:	7.25% p.a.	7.25 % p.a.
Interest due dates:	December 2, 2013	August 31
Applicable law:	Swiss	Swiss

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

11.       BONDS - continued

Description	EUR (€) bond new II (parallel)
Issuer:	SunVesta Holding AG
Type of securities:	Bond in accordance with Swiss law
Approval by SunVesta AG BOD:	May 19, 2014
Volume:	Up to EUR 15,000,000
Units:	EUR 10,000
Offering period:	05/01/14 – 06/30/14
Due date:	December 02, 2016
Issuance price:	100%
Issuance day::	December 02, 2013 (retroactive)
Interest rate:	7,25 % p.a.
Interest due dates:	December 02
Applicable law:	Swiss

            The nominal amounts have changed as follows:

CHF BOND I	CHF Bond	CHF Bond
	2014	2013
	$	$

Balances January 1	8,558,443	5,689,364
Cash inflows	5,231,203	2,650,882
Cash outflows	-	(52,424)
Foreign currency adjustments	(526,056)	528,145
Reclassifications to CHF Bond II	(2,147,983)
Sub-total (Fair value)	11,115,607	8,815,967
Discounts (commissions paid to bondholders)	(670,764)	(476,636)
Accumulated amortization of discounts	411,210	219,112
Unamortized discounts	(259,554)	(257,524)
Balances September 30 and December 31 (Carrying value)	10,856,053	8,558,443

The reclassification was made from CHF bond I to CHF bond II. As CHF bond II has identical terms as CHF bond I, this reclassification is neither an extinguishment nor a modification.

As per date of this report the Company has realized a cumulative amount of CHF 10.80 million ($11.35 million) related to CHF Bond I.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

11.       BONDS - continued

	EUR-Bond (new)	EUR-Bond (new)
	2014	2013
	$	$

Balances January 1, 2014 and December 31, 2013	6,757,065	0
Cash inflows	1,524,938	6,603,097
Cash outflows	-	-
Foreign currency adjustments	(645,005)	153,968
Sub-total (Fair value)	7,636,998	6,757,065
Discounts (commissions paid to bondholders)	(16,403)	-
Amortization of discounts	3,321	-
Unamortized discounts	(13,082)	-
Balances September 30, 2014 and December 31, 2013 (Carrying value)	7,623,916	6,757,065

As per date of this report the Company has realized a cumulative amount of
EUR 6.05 million ($7.67 million) related to the EURO Bond I.

EURO BOND I	EUR-Bond old	EUR-Bond old
	2014	2013
	$	$

Balances January 1	5,786,248	14,216,707
Cash inflows	-	792,740
Cash outflows	(5,729,712)	(9,727,189)
Foreign currency adjustments	(56,536)	503,991
Sub-total (Fair value)	-	5,786,249
Discounts (commissions paid to bondholders)	(248,195)	(248,195)
Amortization of discounts	248,195	248,195
Unamortized discounts	-	-
Balance September 30 and December 31 (Carrying value)	-	5,786,248

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

11.       BONDS - Continued

CHF BOND II	CHF Bond II	CHF Bond II
	2014	2013
	$	$

Balances January 1	-	-
Cash inflows	12,912,402	-
Cash outflows	-	-
Foreign currency adjustments	(589,360)	-
Reclassifications from CHF Bond I	2,147,983	-
Sub-total (Fair value)	14,471,025	-
Discounts (commissions paid to bondholders)	(1,005,222)	-
Accumulated amortization of discounts	246,933	-
Unamortized discounts	(758,290)	-
Balances September 30 and December 31 (Carrying value)	13,712,735	-

As per date of this report the Company has realized a cumulative amount of
CHF 14.71 million ($15.46 million) related to CHF Bond II.

EURO BOND NEW II	EUR-Bond new II	EUR-Bond new II
	2014	2013
	$	$

Balances January 1	-	-
Cash inflows	1,741,874	-
Cash outflows	-	-
Foreign currency adjustments	(127,598)	-
Sub-total (Fair value)	1,614,276	-
Discounts (commissions paid to bondholders)	(50,555)	-
Amortization of discounts	8,197	-
Unamortized discounts	42,357	-
Balances September 30 and December 31 (Carrying value)	1,571,918	-

As per date of this report the Company has realized a cumulative amount of EUR 1.39 million ($1.76 million) related to the EURO Bond new II.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

Actuarial valuation

Net periodic pension cost has been included in the Company’s results as follows:

Pension expense	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
	$	$	$	$
Current service cost	14,147	13,632	42,442	40,670
Net actuarial (gain) loss recognized	(169)	(268)	(507)	(800)
Interest cost	1,494	1,181	4,481	3,523
Expected return on assets	(1,550)	(1,208)	(4,650)	(3,602)
Employee contributions	(5,918)	(5,448)	(17,754)	(16,252)
Net periodic pension cost	8,004	7,889	24,011	23,539

During the three months periods ended September 30, 2014 and September 30, 2013 the Company made cash contributions of $5,918 and $16,500, respectively, to its defined benefit pension plan.

All of the assets are held under the collective contract by the plan’s re-insurer Company and are invested in a mix of Swiss and international bond and equity securities within the limits prescribed by the Swiss Pension Law.

The expected future cash flows to be paid by the Company in respect of employer contributions to the pension plan for the year ended December 31, 2014 are $5,918.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

Share Grants – Mr. Hans Rigendinger

On January 1, 2013 the Company issued 3,500,000 common shares, valued at $0.08 which has been the share price and therefore the fair value on grant date, to Hans Rigendinger in connection with his employment agreement of even date as so-called signing bonus. Additionally the Company granted 2,500,000 common shares as a retention award for each completed year of employment (e.g. first time as per January 1, 2014). The employment contract has been concluded for three years with an additional bilateral option for another two years. Therefore in total the Company could be requested to issue maximal 12,500,000 common shares up to January 1, 2018 to Hans Rigendinger related to this retention bonus. The 2,500,000 common shares vested were not issued as of September 30, 2014 and the date of this filing.

Share Grants – Dr. Max Rössler

On July 3, 2013 the Company granted 3,000,000 common shares, valued at $0.07 which has been the share price and therefore the fair value on grant date, to Dr. Max Rössler in connection with his election to the board of directors as so-called signing bonus. These shares were officially issued on October 15, 2013.

Share Grants – Mr. Josef Mettler

On July 4, 2013 the Company granted 5,000,000 common shares, valued at $0.07 which has been the share price and therefore the fair value on grant date, to Josef Mettler in connection with his employment agreement as so-called signing bonus. These shares were officially issued on October 15, 2013. Additionally the Company granted 3,000,000 common shares as a retention award for each completed year of employment (e.g. first time as per July 4, 2014). The employment contract has been concluded for three years with an additional bilateral option for another two times two year periods, but not longer than December 31, 2020. Therefore, in total the Company could be requested to issue maximal 21,000,000 common shares up to December 31, 2020, to Josef Mettler related to his retention bonus. The 3,000,000 common shares vested were not issued as of September 30, 2014 and the date of this filing.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

Share Grants – Summary

Based on these contracts the Company has included the following stock-based compensation in the Company’s results:

Stock-based compensation (shares)	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013

Shares granted	46,400,000 shares	29,000,000 shares	46,400,000 shares	45,000,000 shares
Fair Value respectively market price on grant date	$0.0744	$0.0700	$0.0744	$0.0734
Total maximal expenses (2013-2020)	$3,450,000	$2,030,000	$3,450,000	$3,310,000
Shares vested	18,000,000 shares	8,000,000 shares	18,000,000 shares	11,500,000 shares
Unvested shares	28,400,000 shares	21,000,000 shares	28,400,000 shares	33,500,000 shares

A total of 6,500,000 common shares vested were not issued as per balance sheet date and also not as per date of this report.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

13.                 STOCK COMPENSATION – Continued

As of September 30, 2014, the Company expects to record compensation expense in the future up to $1,875,166 as follows:

Stock-based compensation (shares)	Year ending December 31,
	Through December 31, 2014 $	2015 $	2016 $	2017 $	2018 $	2019 $	2020 $
Unrecognized compensation expense	112,500	417,666	410,000	410,000	210,000	210,000	105,000

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

For installment B, it is required that Meliá assumes management responsibilities for Paradisus Papagayo Bay Resort & Luxury Villas. As of grant date the fair value was $340,000 and the company estimated that Meliá assumes responsibility as of July 1, 2015. As of March 6, 2014 the company still assesses the probability that this performance condition will be met at 100%, but the date the performance condition will be achieved was postponed to the fourth quarter 2015, as the opening date was postponed. As of September 19, 2014, the estimated opening date was postponed to the third Quarter 2016. The company still assessed the probability that this performance condition will be met at 100%. Hence, the remaining fair value of the award will be expensed on a straight-line basis over the recalculated expected remaining vesting-period.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

13.       STOCK COMPENSATION – Continued

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

For installment B (5,000,000 options), it is required that Meliá assumes management responsibilities for Paradisus Papagayo Bay Resort & Luxury Villas. As of grant date the fair value was $258,210 and the company estimated that Meliá assumes responsibility as of July 1, 2015. As of March 6, 2014 the company still assesses the probability that this performance condition will be met at 100%, but the date the performance condition will be achieved was postponed to the fourth quarter 2015, as the opening date was postponed. As of September 19, 2014, the estimated opening date was postponed to the third Quarter 2016. The company still assessed the probability that this performance condition will be met at 100%. Hence, the remaining fair value of the award will be expensed on a straight-line basis over the recalculated expected remaining vesting-period.

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

For installment C (5,000,000 options), it is required that Meliá assumes management responsibilities for Paradisus Papagayo Bay Resort & Luxury Villas. As of grant date the fair value was $258,000 and the company estimated that Meliá assumes responsibility as of July 1, 2015. As of March 6, 2014 the company still assesses the probability that this performance condition will be met at 100%, but the date the performance condition will be achieved was postponed to the fourth quarter 2015, as the opening date was postponed. As of September 19, 2014, the estimated opening date was postponed to the third Quarter 2016. The company still assessed the probability that this performance condition will be met at 100%. Hence, the remaining fair value of the award will be expensed on a straight-line basis over the recalculated expected remaining vesting-period.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

13.       STOCK COMPENSATION – Continued

Stock Options – Summary

A summary of stock options outstanding as per September 30, 2014 is as follows (for the previous year no stock options have been granted):

Options outstanding	Number of Options	Weighted average exercise price	Weighted average remaining contractual life

Outstanding January 1, 2014	32,000,000	$ 0.05	8.92 years
Granted	-
Exercised	-
Forfeited or expired	-
Outstanding September 30, 2014	32,000,000	$ 0.05	8.67 years
Exercisable September 30, 2014	-

The following table depicts the Company’s non-vested options as of September 30, 2014 and changes during the period:

Non-vested options	Shares under Options	Weighted average grant date fair value

Non-vested at December 31, 2013	32,000,000	$ 0.053
Non-vested-granted	-	-
Vested	-	-
Non-vested, forfeited or cancelled	-	-
Non-vested at September 30, 2014	32,000,000	$ 0.053

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

Assumption	September 30, 2014	September 30, 2013

Dividend yield	None	None
Risk-free interest rate used (average)	1.00%	1.62%
Expected market price volatility	80.00%	80.00%
Average expected life of stock options	5.625 years	5.625 years

The computation of the expected volatility assumption used in the Black-Scholes calculation for new grants is based on historical volatilities of a peer group of similar companies in the same industry. The expected life assumptions are based on underlying contracts.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

13.       STOCK COMPENSATION - Continued

Stock Options – Summary - Continued

As of September 30, 2014, the Company had unrecognized compensation expenses related to stock options currently outstanding, to be recognized in future quarters respectively years as follows:

Stock-based compensation (options)	Through to December 31, 2014	Year ending December 31, 2015	Year ending December 31, 2016
	$	$	$

Unrecognized compensation expense	43,378	173,510	130,133

14.              SUMMARY OF SHARE AND OPTION COMPENSATION EXPENSE

The Company recorded the following amounts related to stock based compensation expense during the periods ended September 30, 2014 respectively September 30, 2013:

Summary of share and option based compensation expense	Three months September 30, 2014 $	Three months September 30, 2013 $	Nine month September 30, 2014 $	Nine month September 30, 2013 $
Share grants (see Note 13 for details)	112,500	662,500	429,833	1,042,500
Option grants (see Note 13 for details)	69,404	403,562	517,565	483,563
Total (recorded under general & administrative expense)	181,904	1,066,062	947,398	1,526,063

15.              FUTURE LEASE COMMITTMENTS

On December 1, 2012, the Company entered into a lease agreement for the premises for its Swiss office with an unrelated entity. The annual rental expense amounts to approximately $130,000 on a fixed term expiring on December 31, 2017.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

16.              NOTE PAYABLE

	September 30, 2014 $	December 31, 2013 $
Promissory note	2,000,000	2,000,000
Specogna Holding AG	735,758	-
R. Weimar (private investor)	330,117	-
B. Wernli (private investor)	567,585	-
Total	3,633,460	2,000,000

Promissory Note

As part of the completion of the purchase of AdR on March 9, 2013, the parties have agreed that a remaining part of the purchase price of $2,000,000 are converted into a non interest bearing and uncollateralized loan payable which was originally due for payment on March 8, 2014. On February 19, 2014 the Company agreed with the counterparty to prolong the due date for the note payable up to February 19, 2015.

Loan Specogna Holding AG

On May 15, 2014 the Company entered into a short term loan agreement for CHF 1.0 million (approximately $ 1.12 million) with Specogna Holding AG. This loan was repayable on July 31, 2014, and beared a lump remuneration as interest of CHF 30,000 (approximately $33,000). This loan is secured with individual and joint liability by Dr. Max Rössler, Mr. Josef Mettler and Mr. Hans Rigendinger. This loan was repaid on August 7, 2014.

On September 16, 2014 the Company entered into a new short term loan agreement for CHF 700,000 (approximately $736,000) with Specogna Holding AG. This loan was repayable on October 31, 2014, and beared a lump remuneration as interest of CHF 30,000 (approximately $32,000). This loan is secured with individual and joint liability by Dr. Max Rössler, Mr. Josef Mettler and Mr. Hans Rigendinger. As of the date of this report, both amounts are overdue. According to the agreement, there are no penalties for late payments.

Loan R. Weimar (private investor)

On May 23, 2014 the Company entered into a short term loan agreement for approx. EUR 310,000 (approx. USD 393,000) with Roland Weimar. This loan is repayable with 5 instalments, (4 times EUR 70,000, 1 time EUR 30,000) the latest one being due on June 1, 2015. The interest rate is 2 % p.a.

Loan B. Wernli (private investor)

On September 16, 2014 the Company entered into a short term loan agreement for CHF 540,000 (approx. USD 568,000) with Bruno Wernli. There is a lump remuneration as interest of CHF 50,000 (approx. USD 53,000). This loan including bonus was repayable on October 31, 2014. As of the date of this report, both amounts are overdue. According to the agreement, there are no penalties for late payments.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

17.              OPENING DATE “Paradisus Papagayo Bay Resort & Luxury Villas”

The Company decided during August and September 2014 to split the Paradisus project into two independent project development and financing phases. Phase I is the development of Vista Mar (Altos del Risco S.A) and Phase II is the development of Vista Bahia (Rich Land Investments Ltda.). This decision has been made due to certain delays in the earth movement work on Vista Bahia, which has been caused by an environmental dispute, submitted to SETENA (Secretaria Tecnica Nacional Ambiental) a few weeks ago, between the owner of one of our neighbor properties (Condovac) and the Company. The dispute has since been resolved positively in favor of the Company. Nevertheless the dispute has caused a delay of approximately 3 months. In order to prevent further delays and to start construction on Vista Mar, the Company decided to split the construction and the financing into these aforementioned phases.

Despite the fact that the overall project is going to be financed and executed in two sub-projects, the aim is to open both of them simultaneously during the 3rd quarter 2016. This objective is realistic as the first started Vista Mar (Family Concierge) sub-project (including conference centre and other facilities) is significantly larger than the Vista Bahia (Royal Service) project. In terms of number of rooms the ratio is 243 vs 139. The ratio of gross investment cost is $141 million vs.  $67 million.

On June 02, 2014, the Company amended its agreement with Meliá (“6th addendum to the management agreement of March 8, 2011”) to postpone the opening date as follows:

-          The construction of the “Paradisus” will be completed by November 15, 2015

-          Should the “Paradisus” not be completed by November 15, 2015, (subject to force majeure) and should an extension date not be agreed, subsequent to November 15, 2015, the Company will be obligated to pay Meliá  a daily amount of $2,000 as liquidated damages.

-          Should the Company be unable to complete the construction of the “Paradisus” by February 15, 2016, Meliá, can terminate the management agreement obligating the Company to compensate Meliá in the amount of $5,000,000 unless the respective parties agree to extend such date.

Meliá Hotels International has been informed about the new delay and the management company has indicated its intention to sign a seventh addendum with an opening date in the third quarter 2016. Meliá Hotels International has been informed about the new delay. Management believes that the agreement with Meliá Hotels International can be amended to postpone the opending date to the third quarter 2016, but there can be no assurance. If the agreement would not be amended the company will have the obligation to pay the above penatlites.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

Earnings per share	Three-month period ended September 30, 2014	Nine-month period ended September 30, 2014	Three-month period ended September 30, 2013	Nine-month period ended September, 30 2013

Company posted	Net loss	Net loss	Net loss	Net loss
Basic weighted average shares outstanding	89,942,702	87,746,731	75,541,600	74,111,642
Dilutive effect of common stock equivalents	None	None	None	None
Dilutive weighted average shares outstanding	89,942,702	87,746,731	75,541,600	74,111,642

A total of 6,500,000 common shares vested were not issued as per balance sheet date and included in the basic weighted average shares outstanding.

The following table shows the number of stock equivalents that were excluded from the computation of diluted earnings per share for the respective period because the effect would have been anti-dilutive.

Earnings per share	Three-month period ended September 30, 2014	Nine-month period ended September 30, 2014	Three-month period ended September 30, 2013	Nine-month period ended September, 30 2013

Conversion feature loan to Aires International Investment Inc. (Options)	-	-	10,818,437	10,818,437
Options to Hans Rigendinger	10,000,000	10,000,000	10,000,000	10,000,000
Options to Dr. M. Rössler	10,000,000	10,000,000	10,000,000	10,000,000
Options to Josef Mettler	12,000,000	12,000,000	12,000,000	12,000,000
Total Options	32,000,000	32,000,000	42,818,437	42,818,437

Shares to Hans Rigendinger (retention bonus – non vested)	10,000,000	10,000,000	12,500,000	12,500,000
Shares to Josef Mettler (retention award)	18,000,000	18,000,000	21,000,000	21,000,000
Shares to Howard M. Glicken (retention award)	200,000	200,000	-	-
Shares to Jose Maria Figueres Olsen (retention award)	200,000	200,000	-	-
Total Shares	28,400,000	28,400,000	33,500,000	33,500,000

Total Options and Shares	60,400,000	60,400,000	76,318,437	76,318,437

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

20.              GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses according consolidated statement of comprehensive loss include:

General and administrative expenses	Three-month period ended September 30, 2014 $	Nine-month period ended September 30, 2014 $	Three-month period ended September 30, 2013 $	Nine-month period ended September, 30 2013 $
Rental & related expenses	43,949	133,055	44,283	124,918
Audit	2,540	185,941	-	89,694
Consulting	359,038	1,391,920	330,348	997,376
Marketing, Investor & public relations	29,514	65,460	26,109	79,021
Travel expenses	164,980	347,549	127,708	488,932
Personnel costs including social security’s costs and share based remuneration	483,423	1,888,503	1,448,051	2,452,609
Various other operating expenditures	195,498	689,867	238,381	478,244

Total according statement of comprehensive loss	1,278,941	4,702,296	2,214,880	4,714,583

21.              SUBSEQUENT EVENTS

Management has evaluated subsequent events after the balance sheet date, through the issuance of the financial statements, for appropriate accounting and disclosure. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements, except for the below:

The status of financing Vista Mar and Vista Bahia is as follows:

Banco Nacional de Costa Rica (BNCR) signed a credit offer for a loan commitment of $50 million for Phase I Vista Mar on October 28, 2014, subject to legal, project, financial and technical requirements. Meanwhile, the Company is in negotiations with another lender for the amount of $40 million to finance the other significant portion of the Vista Mar development. The remaining amount needed of approximately $20 million will have to be financed through additional debt or equity.

Further, the Company has started negotiations for the financing of Vista Bahia.

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes hereto included in this report. All information presented herein is based on our three and nine month periods ended September 30, 2014 and September 30, 2013. Our fiscal year end is December 31.

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

Initial Development

Our initial real estate development, to be constructed in two phases as Vista Mar (Family Concierge) and Vista Bahia (Royal Service), on 20.5 hectares of prime land located in Guanacaste Province, Costa Rica, will comprise the Paradisus Papagayo Bay Resort & Luxury Villas, a five star luxury hotel. The determination to split the project into phases was taken in response to unanticipated delays associated with earth movement and an unrelated environmental dispute with a neighbor at the Vista Bahia location. The environmental dispute was submitted to SETENA (Secretaria Tecnica Nacional Ambiental) for adjudication and has since been decided in favor of the Company. However, while these delays were ongoing, management determind to continue forward with the Vista Mar development phase of the project rather than further delay the entire development. The Paradisus Papagayo Bay Resort & Luxury Villas is scheduled to open in the 3rd quarter of 2016, subject to the procurement of the requisite financing.

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

Vista Mar – Phase I

Family Concierge

The Family Concierge will be the family orientated part of the ParadisusPapagayo Bay Resort & Luxury Villas. The accommodations will be designed to satisfy the needs of the modern family.

The Family Concierge area will include:

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

Vista Bahia – Phase II

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

Resort management is to be provided by Meliá Hotels International (“Meliá”). “Paradisus” is Meliá’s five star all-inclusive luxury hotel brand that is well recognized in the hospitality industry around the world. Meliá  was founded in 1956 in Palma de Mallorca, Spain and is today one of the world’s largest resort hotel chains, as well as Spain’s leading hotel chain for business or leisure. The company currently offers more than 300 hotels in 26 countries over four continents under its Gran Sol Meliá, Sol Meliá, ME by Sol Meliá, Innside by Sol Meliá, Tryp, Sol Meliá, Sol Meliá  Vacation Club, and Paradisus brands. The Paradisus brand represents all-inclusive luxury resorts with hotels in Mexico and the Dominican Republic. Our development is intended to replace Paradisus Resorts’ former Paradisus Playa Conchal in Guanacaste, Costa Rica which property was operated by Sol Meliá until April 30, 2011. Our project is part of Sol Meliá’s master expansion plan, which includes the opening of two resorts in Playa del Carmen, Mexico in November of 2011. Sol Meliá aims to solidify Paradisus Resorts as a leader in the luxury all-inclusive market segment with the new properties in Playa del Carman and our own Paradisus Papagayo Bay Resort & Luxury Villas project.

An amendment to the Company’s management agreement dated June 2, 2014, with Meliá stipulates that should the resort not be completed by November 15, 2015, and should an extension date not be agreed, subsequent to November 15, 2015, that Meliá will be entitled to receive a daily amount of $2,000 as liquidated damages. Should the completion of the construction not occur by February 15, 2016, Meliá will be entitled to terminate the management agreement and to receive a termination amount of $5 million unless the parties agree in writing to extend such date. Since the completion date for the Paradisus Papagayo Bay Resort & Luxury Villas development is now anticipated for the third quarter of 2016.

Meliá Hotels International has been informed about the new delay and the management company has indicated its intention to sign a seventh addendum with an opening date in the third quarter 2016. The parties have agreed verbally that such a seventh addendum should only be executed once the vertical construction will have begun. This is planned to be during January 2015.

Additional Concession Properties

On April 20, 2012, the Company entered into an agreement with Meridian IBG (“Meridian”) to purchase two additional concession properties in Polo Papagayo, Guanacaste with a total surface of approximately 230,000 square meters for $22,895,806 and equity in the Polo Papagayo concession properties and the Paradisus Papagayo Bay Resort & Luxury Villas. The agreement was subsequently amended on November 13, 2012, and replaced with a new agreement on May 7, 2013, with the following terms and conditions:

—	New purchase price of $17,500,000 of which amount $16,130,000 was outstanding as of the date of the May 7, 2013 agreement.
—	Payment of $8,000,000 to be paid directly by the Company to third party.
—	Payment of $8,130,000 to be paid by the Company to Meridian.

The Company had paid down-payments on the purchase of these properties of $2,370,000 as of September 30, 2014, and is currently delinquent in its scheduled payment obligations to the third party and to Meridian.

We are in negotiations with Meridian to re-design and re-schedule payment of those amounts remaining due on the purchase agreement.

Hotel and Entertainment Complex (Atlanta, Georgia, U.S.A)

On September 19, 2012, SunVesta AG entered into an agreement, as amended, with Fundus America (Atlanta) Limited Partnership (“Fundus) to purchase a hotel and entertainment complex in Atlanta, Georgia (United States of America). The entire purchase amount of $26 million for the assets had no firm financing commitment. Additionally, anadditional amount of approximately $18 million for renovations would need to be invested in the hotel and entertainment complex. SunVesta AG pursued negotiations with various parties to procure a financing package to purchase and renovate the project but was unable to conclude the transaction. On October 15, 2013, the fifth amendment expired, causing the Company to fall into default. Therefore, those amounts paid as non-refundable deposits and taxes related to the property of total $1,573,957 were expensed on October 16, 2013. On October 28, 2013, SunVesta AG entered into a sixth amendment to the original purchase agreement with Fundus that required it to pay $2,500,000 by November 12, 2013, as an initial installment against the purchase price and to pay the remaining $22,500,000, taking into effect the $1,000,000 paid in deposits, by January 31, 2014. Since November 12, 2013, SunVesta AG was also obligated to pay six percent (6%) interest on the unpaid initial installment of $2,500,000 to be paid with the remainder of the purchase price on January 31, 2014. On March 28, 2014, the Company decided not to continue with the project due to the changes in the conditions related to the acquisition and an inability to adjust a financing package to the new conditions. As part of the termination and to avoid potential litigation, the Company agreed to pay the counterparty EUR 100,000 (approximately $124,500) to settle any further obligation. On April 7, 2014, the Company paid the EUR 100,000 settlement amount to Fundus which amount (approximately $124,500) has been expensed and included in other operating expenses.

Finance

The anticipated completion of the Paradisus Papagayo Bay Resort & Luxury Villas in the third quarter of 2016 will require a net investment of approximately $183 million (excluding non-recuperated overhead expenses), of which approximately $50 million has been expended as of September 30, 2014. We expect to realize a minimum of $100 million in new funding over the next twelve months. New funding over the next twelve months is expected to be raised from construction loans, debt financing through bonds, shareholder loans and, if necessary, the guaranty agreement in place as described herein.

Construction Loans

The status of financing Vista Mar and Vista Bahia is as follows:

Banco Nacional de Costa Rica (BNCR) confirmed in writing on October 28th 2014, subject to certain conditions, to the Company their loan commitment of $50 million for Phase I Vista Mar. Meanwhile, the Company’s in negotiations with another lender for the amount of $40 million to finance the other significant portion of the Vista Mar development. The remaining amount needed of approximately $20 million will be financed through additional debt or equity.

Further, the Company has started negotiations for the financing of Vista Bahia.

Bonds

The Company, has four bond issues outstanding as of period end, denominated in either EUR (€) or Swiss Francs (CHF) and settled one bond issue in the prior three month period.

EUR (€) Bonds

The Company initiated the a first offering  of unsecured EUR bonds on December 1, 2010, of up to €25,000,000 in units of €1,000 that bore interest at 8.25% per annum payable each November 30 over a three year term that expired on November 30, 2013. We raised $792,740 for the year ended December 31, 2013 and $4,015,549 for the year ended December 31, 2012, for a cumulative total raise of $15,009,447 as of December 31, 2013. The Company was unable to repay $754,332of the amount due on November 30, 2013, which amount was repaid in full on April 7, 2014.

The Company initiated a second offering of unsecured EUR bonds on December 2, 2013, of up to €15,000,000 in units of €10,000 that bear interest at 7.25% per annum payable each December 1 over a three year term that expires on December 2, 2016. We raised $1,524,938 in the nine month period ended September 30, 2014.

The Company  initiated a parallel third offering of unsecured EUR bonds on December 2, 2013 of up to €15,000,000 in units of €10,000 that bear interest at 7.25% per annum payable each December 2 over a three year term that expires on December 2, 2016. We raised $1,741,874 in the nine month period ended September 30, 2014.

Swiss Francs (CHF) Bonds

The Company initiated the offering of CHF bonds on September 1, 2011, of up to CHF 15,000,000 in units of CHF 50,000 that bear interest at 7.25% per annum payable each August 31 over a four year term that expires on August 31, 2015. We raised $5,231,203 in the nine month period ended September 30, 2014

The Company initiated a second offering of unsecured CHF bonds on September 1, 2013, of up to  CHF10,000,000 in units of  CHF10,000 that bear interest at 7.25% per annum payable each August 31, over a two year term that expires on August 31, 2015. We raised $12,912,402 in the nine month period ended September 30, 2014.

Aires International Investment, Inc.

On July 27, 2011, SunVesta AG entered into a line of credit agreement with Aires International Investments Inc. (“Aires”), a company owned by Mr. Rössler (currently a board member of the Company). The loan agreement was amended on May 11, 2012, on June 21, 2012 and replaced by a new loan agreement on October 31, 2013, that included the following conditions:

—	All existing loan agreements or credit facilities, including amendments, between the SunVesta AG and Aires were cancelled and superseded by the new loan agreement.
—	The loans are due after December 31, 2015 and before December 31, 2020.
—	Despite the scheduled repayment dates, each party has the option to cancel the loan agreement with a prior notice period of 90 days, requiring repayment of the loans in full.
—	Loan amounts outstanding including any additional amounts, are additions is subordinated.
—	Interest on the loan amounts is 7.25% per annum, which charge is accrued to the loan account.

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
—

The Company cannot, without the Aires’ written consent, (a) pay, declare or set apart for such payment, any dividend or other distribution on shares of capital stock or (b) directly or indirectly or through any subsidiary make any other payment or distribution in respect of its capital stock.

—

The Company cannot, without the Aires’ written consent redeem, repurchase or otherwise acquire in any one transaction or series of related transactions any shares of its capital stock of or any warrants, rights or options to purchase or acquire any such shares.

The Company had borrowed approximately $32.02 million as of September 30, 2014 and approximately $33.41 million as of December 31, 2013 from Aires.

Dr. Max Rössler

Over the course of 2012 and 2013, the Company entered into a series of interest free loans with Dr. Max Rössler, a director of the Company and a principal of Aires. The loans were originally due either on predetermined dates or on demand, repayable in cash or in a fixed number of shares of certain publically traded entities. On April 19, 2013, the Company and Dr. Rössler concluded on an act of transfer under which the loans from June 7, 2012 and March 1, 2013 were transferred to Aires International and the balances of $1,810,000 and $50,000 added to the existing loan agreement with Aires. On June 4, 2014, the due dates of the remaining loans were extended to May 30, 2015, as follows:

Date	Amount	Shares	Public Entity
July 24, 2012	$470,000	10,000	Schindler Holding AG
August 8, 2012	$400,000	700	Zug Estates Holding AG

Josef Mettler

During the period ended December 31, 2013, the Company borrowed $1,065,693 at 3% interest from Josef Mettler pursuant to the terms and conditions of the guaranty agreement dated July 16, 2012. The amount borrowed has since been repaid transitioning to in an amount receivable from Mr. Mettler of $603,650 as of September 30, 2014. Subsequent to period end, Aires agreed to offset that amount due to the Company from Mr. Mettler against that amount due from the Company to Aires.

Hans Rigendinger

During the period ended December 31, 2013, the Company borrowed $600,000 at 3% interest from Hans Rigendinger pursuant to the terms and conditions of the guaranty agreement dated July 16, 2012. The amount due to Mr. Rigendinger for this loan at September 30, 2014 was $1,976.

Mr. Rigendinger also held bonds denominated in Euro’s and Swiss Francs valued at approximately $4,316,000 as of September 30, 2014, and December 31, 2013.

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

Specogna Holding AG

On May 15, 2014, the Company entered into a short term loan agreement for approximately                $1,120,000 with Specogna Holding AG (“Specogna”), repayable on July 31, 2014 with a fixed interest payment of approximately $33,800. The loan was secured personally and jointly by Dr. Rössler, Mr. Mettler and Mr. Rigendinger. The loan was repaid on August 7, 2014.

On September 16, 2014, the Company entered into a short term loan agreement for approximately $736,000 with Specogna, repayable on October 31, 2014, with a fixed interest payment of approximately $32,000. The loan was secured personally and jointly by Dr. Max Rössler, Mr. Josef Mettler and Mr. Hans Rigendinger. As of the date of this report, both amounts are overdue. According to the agreement, there are no penalties for late payments.

Roland Weimar

On June 30, 2014, the Company entered into a short term loan agreement for approximately $420,000 with Roland Weimar. The loan is repayable in five instalments, (four times €70,000, 1 times              €30,000), with the initial payment being due on June 02, 2014 and the latest one being due on June 1, 2015. The interest rate is 2 % per annum.

Bruno Wernli

On September 16, 2014, the Company entered into a short term loan agreement for approximately $568,000 with Bruno Wernli, repayable on October 31, 2014, with a fixed interest payment of approximately $53,000 (CHF 50,000).As of the date of this report, both amounts are overdue. According to the agreement, there are no penalties for late payments.

Global Care AG

On September 23, 2014, the Company entered into a short term loan agreement of approximately $194,435 (CHF 185,000), with Global Care AG, repayable on October 31, 2014, with a fixed interest payment of $21,020 (CHF 20,000). The loan and fixed interest payment remains outstanding as of the date of this report.

Timeline

Our expected timeline for developing the Paradisus Papagayo Bay Resort & Luxury Villas is as follows:

—	commence onsite vertical construction in the 1st quarter of 2015
—	complete construction in the 2nd quarter of 2016
—	handover to Meliá in the 3rd quarter of 2016

Discussion and Analysis

Our plan of operation through the third quarter of 2016 is to complete the Paradisus Papagayo Bay Resort & Luxury Villas project that will require a total net investment of approximately $183 million (excluding non-recuperated overhead expenses). We expect to realize a minimum of $100 million in new funding over the next twelve months, though our actual financing requirements may be adjusted to suit that amount realized, and an additional $33 million in funding by the time the development is completed. New funding over the next twelve months is expected to be raised from debt financing through bonds, shareholder loans and the guaranty agreement in place as described herein.

Results of Operations

During the three and nine month periods ended September 30, 2014, our operations were focused on (i) finalizing architectural plans, (ii) obtaining building permits, (iii) progressing earth work excavations on the Paradisus Papagayo Bay Resort & Luxury Villas property; (iv) negotiating a credit facility with the Banco Nationalde Costa Rica (v) pursuing additional debt and equity financing arrangements including a CHF and EUR bond offering through SunVesta AG in Europe, and loans from related and unrelated parties.

The Company has been funded since inception from debt or equity placements and by shareholders or partners in the form of loans. All of the capital raised to date has been allocated to the development of the Costa Rican property including the purchase of the land and general and administrative costs.

Comprehensive Income/Loss

Comprehensive income for the three month period ended September 30, 2014, was $2,242,562 as compared to comprehensive loss of $5,026,039 for the three month period ended September 30, 2013. The change to comprehensive income in the current three month period can be primarily attributed to the difference between a gain of $3,153,642 compared to a loss of $1,743,672 due to the volatility between Swiss Francs, EURO, US Dollars and the related foreign currency translation difference on intercompany loans which is classified as a permanent investment and the translation of the balance sheet and results of operations of our foreign subsidiaries.

Other contributing factors to the change to comprehensive income in the current three month period from comprehensive loss in the prior three month include the decrease in general and administrative expenses to $1,278,941 from $2,214,880 which decrease is the result of a decrease in rental expenses to $43,949 from $44,283, the decrease in personnel costs to $483,423 from $1,448,051 due to lower stock based compensations expense and the decrease in other operating expenditures to $195,498 from $238,381, offset by an audit fee of $2,540 from nil, an increase in consulting expenses to $359,038 from $330,348, an increase in marketing expenses to $29,514 from $26,109, and an increase in travel expenses to $164,980 from $127,708, a foreign exchange differences gain of $1,562,114 from a loss of $349,567, and the change in fair value conversion decrease to nil from a loss of $12,296, offset by the change to a loss of $276 on interest from a gain of $29, 190, the increase in interest expense to $923,996 from $715,894 on outstanding debt obligations, the amortization of debt issuance costs to $238,637 from nil and the increase in other expenses to $31,342 from $18,920.

Comprehensive loss for the nine month period ended September 30, 2014, was $3,426,230 as compared to a comprehensive loss of $6,650,650 for the nine month period ended September 30, 2013. The decrease in comprehensive loss in the current nine month period can be primarily attributed to the difference between a gain of $3,102,640 compared to a loss of $562,384 due to the volatility between Swiss Francs, EURO, US Dollars and the related foreign currency translation difference on intercompany loans which is classified as a permanent investment and the translation of the balance sheet and results of operations of our foreign subsidiaries.

Other contributing factors to the decrease in comprehensive loss in the current nine month period include the decrease in general and administrative expenses to $4,702,296 from $4,714,583 which change is the result of a decrease in marketing to $65,460 from $79,021, the decrease in travel expenses to $347,549 from $488,932 and the decrease in personnel costs to $1,888,503 from $2,452,609 due to lower stock based compensation expense, offset by the increase in rental expenses to $133,055 from $124,918, the increase in audit fees to $185,941 from $89,694, the increase in consulting expenses to $1,391,920 from $997,376, and the increase in other expenses to $689,867 from $478,244, a foreign exchange differences gain of $1,159,727 from a loss of $437,626, and the change in fair value conversion decrease to nil from a loss of $26,170, offset by the the release of the accrual penalty toMeliá as compared to a $1,000,000 accrual in the prior period, the decrease in interest income to $6,713 from $35,927, the increase in interest expense to $2,319,473 from $1,751,906, the increase in amortization of debt issuance costs to $563, 949 from $133,806, and the increase in other expenses to $109,592 from $60,101.

We did not generate revenue during this period and we expect to continue to incur losses through the year ended December 31, 2016.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry-forward and startup costs that will offset future operating profits.

Capital Expenditures

The Company expended a significant amount on capital expenditures for the period from its inception to September 30, 2014, in connection with the purchase of land that includes a hotel concession in Costa Rica and expects to incur future cash outflows on capital expenditure as discussed in the "Liquidity and Capital Resources" and the "Going Concern" paragraphs below.

Liquidity and Capital Resources

The Company has experienced significant changes in liquidity, capital resources, and stockholders’ equity since inception.

We had a working capital deficit of $39,734,806 as of September 30, 2014, comprised of current assets of $362,916 and total assets of $59,749,107. Our current assets consisted of $167,274 in cash, $165,727 in other assets and $29,915 as a related party receivable. Our non-current assets consisted of property and equipment of $50,157,528, deposits related to construction work of $798,312, net debt issuance costs of $2,741,519, down payments for property and equipment of $2,369,816, receivables from related parties of $1,631,440 and restricted cash of $1,687,577. We had current liabilities of $40,097,722 and total liabilities of $81,479,820. Our current liabilities consisted of $5,713,261 in accounts payable, $5,010,397 in accrued expenses, $3,633,460 in a note payable, $1,171,815 in notes payable to related parties and $24,568,788 in current CHF bond debt. Our non-current liabilities consisted of EUR bond debt of $9,195,835, notes payable to related parties of $32,019,932, other long term debts of $80,983 and pension liabilities of $85,348.Total stockholders’ deficit in the Company was $21,730,714at September 30, 2014.

Net cash used in operating activities for the nine months ended September 30, 2014, was $3,577,435 as compared to $2,523,548 for the nine months ended September 30, 2013. Net cash used in operating activities in the current nine month period is comprised of general and administrative expenses that include but are not limited to, personnel costs, accounting fees, consulting expenses, finder’s fees and professional fees, such as for auditing purposes and legal consultation, changes in accounts payable and accrued expenses. Net cash used in operating activities in the prior nine month period can also be primarily attributed to changes in general and administrative expenses, changes in accounts payable and accrued expenses.

We expect to use net cash in operating activities until such time as net losses transition to net income which transition is not anticipated until we complete the Paradisus Papagayo Bay Resort & Luxury Villas project.

Net cash used in investing activities for the nine months ended September 30, 2014, was $7,913,484 as compared to $13,032,959 for the nine months ended September 30, 2013. Net cash used in investing activities in the current nine month period can be attributed to receivables from related parties, the purchase of property and equipment, capitalized interest and deposits related to construction. Net cash used in investing activities in the prior nine month period ended September 30, 2013, can be attributed to receivables from related parties, the purchase of property or equipment, deposits related to construction, down payments for property and restricted cash.

We expect negative net cash in investing activities while in the process of developing the Paradisus Papagayo Bay Resort & Luxury Villas and looking to additional projects.

Net cash provided by financing activities for the nine months ended September 30, 2014, was $11,098,026 as compared to $16,195,937for the nine months ended September 30, 2013. Net cash provided by financing activities in the current nine month period can be attributed to note payable, proceeds from bond issuances and the sale of treasury stock, offset by net cash used in financing activities as notes payable from related parties, the repayment of notes payable to related parties, the repayment of bonds and the payment of debt issuance costs. Net cash provided by financing activities in the prior nine month period can be attributed to proceeds from notes payable to related parties, and proceeds from bond issuances, offset by net cash used in financing activities for the repayment of bonds and the payment of debt issuance costs.

We expect net cash flow provided by financing activities in future periods from those debt and equity infusions necessary to complete the development of the Paradisus Papagayo Bay Resort & Luxury Villas.

Management believes that the cash on hand, ongoing proceeds from our new CHF bond offerings, short term related party loans, an anticipated construction loan and the assurance of the guaranty agreement with certain of the Company’s principals is sufficient for us to conduct operations over the next twelve months.

We had no lines of credit or other bank financing arrangements as of September 30, 2014.

We have commitments for executed purchase orders and agreements in the amount of $57 million as of September 30, 2014, in connection with the development of the Paradisus Papagayo Bay Resort & Luxury Villas, which commitments are included in the required financing of $205 million to complete the project. Most material commitments were not contractually agreed as of the end of the period.

We have cancellable commitments that are not included in the required financing for the development of the Paradisus Papagayo Bay Resort & Luxury Villas of approximately $14,000,000 as of September 30, 2014, to Meridian for the purchase of two additional concession properties in Polo Papagayo, Guanacaste, Costa Rica.

We maintain a defined benefit plan that covers all of our Swiss employees and have an employment agreement with our chief executive officer and chief operating officer as of September 30, 2014.

We have no current plans for significant purchases or sales of plant or equipment, except in connection with the planned construction of the Paradisus Papagayo Bay Resort & Luxury Villas as discussed above.

We have no current plans to make any changes in the number of our employees as of September 30, 2014.

Future Financings

The status of financing Vista Mar and Vista Bahia is as follows:

Banco Nacional de Costa Rica (BNCR) confirmed in writing on October 28th 2014, subject to certain conditions, to the Company their loan commitment of $50 million for Phase I Vista Mar. Meanwhile, the Company’s in negotiations with another lender for the amount of $40 million to finance the other significant portion of the Vista Mar development. The remaining amount needed of approximately $20 million will be financed through additional debt or equity.

Further, the Company has started negotiations for the financing of Phase II Vista Bahia.

Off-Balance Sheet Arrangements

As of September 30, 2014, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Going Concern

The Company intends to build a hotel in the Papagayo Gulf Tourism Project area of Guanacaste, Costa Rica. The total net investment is estimated to be approximately $205 million.

The project is expected to open in the fourth quarter of 2015. Until the completion of the project, the following expenditures are estimated to be incurred:

a.	Gross project cost	$208,000,000
b.	Less: Proceeds from sale of villas	(25,000,000)
c.	Net project cost	183,000,000
d.	Overhead expenses	34,000,000
e.	Less: Recuperated in gross project cost	(12,000,000)
f	Total, excluding other potential projects	$205,000,000

Sixty percent (60%) of “Net Project Cost is expected to be financed by traditional mortgage loans, for which negotiations have been initiated. The remaining forty percent (40%) of the “Net Project Cost”, as well as non-recuperated overhead expenses are expected to be financed by the main shareholders of the project, i.e. Zypam Ltd., shareholder, Mr. Hans Rigendinger, shareholder, director and officer, Mr. Max Rössler, shareholder, director and majority shareholder of Aires, and Mr. Josef Mettler, shareholder, director and officer.

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

Based on this guaranty agreement, management therefore believes that available funds are sufficient to finance cash flows for the twelve months subsequent to September 30, 2014 and the filing date though future anticipated cash outflows for investing activities will continue to depend on the availability of financing and can be adjusted as necessary.

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

Changes in Internal Control over Financial Reporting

During the period ended September 30, 2014, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting, for the purpose of maintaining appropriate independent oversight of the Company’s consolidated financial reporting and procedures for internal control over financial reporting, including challenging management’s accounting for and reporting of transactions.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 54 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SunVesta, Inc.                                                                        Date

/s/ Josef Mettler                                                                       November 19, 2014

Josef Mettler

Chief Executive Officer, Chief Financial Officer,

Principal Accounting Officer and Director

/s/ Hans Rigendinger                                                                November 19, 2014

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