Form 10-K
period 2014-12-31
SUNVESTA, INC.
filed 2015-04-15
CIK 1060409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014.

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

Exchange  Act  of  1934  during  the  preceding  12  months  (or  for  such  shorter  period  that  the  registrant  was  required  to  file  such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No 

Indicate  by  check  mark  whether  the  registrant  has  submitted  electronically  and  posted  on  its  corporate  Web  site,  if  any,  every

Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑ No 

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

12b-2 of the Exchange Act. Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No ☑

The aggregate market value of the registrant’s common stock, $0.01 par value (the only class of voting stock), held by non-affiliates

40,144,004  shares  was  approximately  $5,620,161  based  on  the  based  on  the  average  closing  bid  and  ask  prices  ($0.14)  for  the common stock on April 14, 2015.

At  April  14,  2015,  the  number  of  shares  outstanding  of  the  registrant’s  common  stock,  $0.01  par  value  (the  only  class  of  voting stock), was 83,541,603.

TABLE OF CONTENTS

PART I

Item1.

Business

3

Item 1A.

Risk Factors

15

Item 1B.

Unresolved Staff Comments

15

Item 2.

Properties

15

Item 3.

Legal Proceedings

15

Item 4.

Mine Safety Disclosures

15

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of

16

Equity Securities

Item 6.

Selected Financial Data

17

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of  Operations

17

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

23

Item 8.

Financial Statements and Supplementary Data

23

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

24

Item 9A.

Controls and Procedures

24

Item 9B.

Other Information

26

PART III

Item 10.

Directors, Executive Officers, and Corporate Governance

27

Item 11.

Executive Compensation

31

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

35

Matters

Item 13.

Certain Relationships and Related Transactions, and Director Independence

36

Item 14.

Principal Accountant Fees and Services

38

PART IV

Item 15.

Exhibits, Financial Statement Schedules

39

Signatures

40

PART I

ITEM 1.

BUSINESS

As used herein the terms “Company,” “we,” “our,” and “us” refer to SunVesta, Inc., its predecessors,

and its subsidiaries, unless context indicates otherwise.

Corporate History

The Company was incorporated in the State of Florida on September 12, 1989. On August 24, 2007, the

Company acquired SunVesta Holding AG (hereinafter “SunVesta AG”) as a wholly-owned subsidiary.

SunVesta AG was incorporated in Switzerland on December 18, 2001, and is domiciled in the Canton of

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

Our telephone number is + 41 43 388 40 60. Our registered agent is Hubco Registered Agents Services,

Inc., located at 155 Office Plaza Drive, first Floor, Tallahassee, Florida, 32301. Hubco’s telephone number is (800) 443-8177.

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

Initial Development

Our initial real estate development, to be constructed in two phases as Vista Mar (Family Concierge) and

Vista Bahia (Royal Service), on 20.5 hectares of prime land located in Guanacaste Province, Costa Rica,

will comprise the Paradisus Papagayo Bay Resort & Luxury Villas, a five star luxury hotel. The determination to split the project into phases was taken in response to unanticipated delays associated with earth movement, an unrelated environmental dispute with a neighbor at the Vista Bahia location and availability of financing to complete the development. The Paradisus Papagayo Bay Resort & Luxury

Villas is scheduled to open in the first quarter of 2017, subject to the procurement of the requisite financing.

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

—    Yhi Spa and Health Club

—    Paradisus’ adults-only “Royal Service” level of accommodations

—    Paradisus’ “Family Concierge” program

—    19,000 square feet of meeting facilities with the business traveler in mind

Vista Mar

Family Concierge

The Family Concierge will be a family orientated part of the Paradisus Papagayo Bay Resort & Luxury

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

The planned Onyx Night Club and the Gabi Club will be located near the beach.

Vista Bahia

Royal Service

Our Royal Service will include an extensive range of services such as a butler service, private pools for each

Garden Villa and/or a Jacuzzi in every suite.

The Royal Service area will include:

—    108 Junior Suites Grand Deluxe

(43-60* square meters)

—    2 Junior Suites Grand Deluxe for Handicapped Guests

(53* square meters)

—    6 Grand Master Suites

(87* square meters)

—    2 Deluxe Suites Presidential

(60 square meters)

—    1 Grand Presidential Suite (4 bedrooms)

(145* square meters)

—    20 one or two bedroom Garden Villas

(91–212* square meters)

—    Room size does not include balconies and terraces.

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

The Paradisus Papagayo Bay Resort & Luxury Villa’s will feature other highlights including:

—     more than 65 private, swim up and resort pools including the world’s second largest Infinity Pool all within idyllic landscaped grounds

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

—    the 20 private villas will be located within the Royal Service area of the resort. The present intention being that these villas will be sold to individuals who will then lease them back to the resort when not occupied by the owners.

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

April 30, 2011. Our project is part of Meliá’s master expansion plan, which includes the opening of two resorts in Playa del Carmen, Mexico. Melía aims to solidify Paradisus Resorts as a leader in the luxury all-inclusive market segment.

An amendment to the Company’s management agreement with Meliá dated August 18, 2014, stipulates that should the Papagayo Bay Resort & Luxury Villa’s not be completed by November 15, 2015, and should an extension date not be agreed, subsequent to November 15, 2015, that Meliá will be entitled to receive a daily amount of $2,000 as liquidated damages. Should the completion of the construction not occur by

February 15, 2016, Meliá will be entitled to terminate the management agreement and to receive a termination amount of $5 million unless the parties agree in writing to extend such date.

Since the completion date for the Paradisus Papagayo Bay Resort & Luxury Villas development is now anticipated for the first quarter of 2017, the Company is in discussions with Meliá regarding another addendum that will allow an extension of the deadlines stipulated in Sixth Addendum. Should the Company not be successful in obtaining an additional amendment to the agreement, the penalty due to Meliá would be

$5,000,000.

Additional Concession Properties

On April 20, 2012, the Company entered into an agreement with Meridian IBG (“Meridian”), as amended on November 13, 2012 and replaced on May 7, 2013, to purchase two additional concession properties in

Polo Papagayo, Guanacaste comprised of approximately 230,000 square meters for $17,500,000.

The Company paid down-payments on the purchase of these properties of $2,369,816 as of December 31,

2014 and since then made another payment of $100,000 against the purchase price. The Company is in discussions with Meridian regarding an extension of the agreement. Should the Company not be successful in obtaining a time extension for the payment of the purchase price, it would have to write-off $300,000 of that purchase price already paid.

Hotel and Entertainment Complex (Atlanta, Georgia, U.S.A)

On September 19, 2012, the Company entered into an agreement, as amended, with Fundus America

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

Finance

The anticipated completion of the Paradisus Papagayo Bay Resort & Luxury Villas in the first quarter of

2017 will require a net investment of approximately $183 million (excluding non-recuperated overhead expenses), of which approximately $54 million has been expended as of December 31, 2014. We expect to realize a minimum of $100 million in new funding over the next twelve months. New funding over the next twelve months is expected to be raised from a construction loan, debt financing through bonds, shareholder loans and, if necessary, the guaranty agreement in place as described herein.

Bonds

SunVesta AG, has four bond issues outstanding, denominated in either EUR (€) or Swiss Francs (CHF) and has settled one bond issue.

EUR (€) Bonds

The Company initiated its first offering of unsecured EUR bonds on December 1, 2010, of up to

€25,000,000 in units of €1,000 that bore interest at 8.25% per annum payable each November 30 over a three year term that expired on November 30, 2013. We realized $792,740 for the year ended December 31,

2013, for a cumulative total raise of $15,009,447 as of December 31, 2013, in connection with this offering.

The Company failed to repay $5,786,248 of the amount due on November 30, 2013, which amount was repaid in full on April 7, 2014.

The Company initiated a second offering of unsecured EUR bonds on December 2, 2013, of up to

€15,000,000 in units of €10,000 that bear interest at 7.25% per annum payable each December 1 over a three year term that expires on December 2, 2016. We realized $1,562,402 for the year ended December 31,

2014, and $6,603,097 in the year ended December 31, 2013, for a cumulative amount of $ 7,657,650 as of the date of this report.

The Company initiated a parallel third offering of unsecured EUR bonds on December 2, 2013, of up to

€15,000,000 in units of €10,000 that bear interest at 7.25% per annum payable each December 2 over a three year term that expires on December 2, 2016. We realized $1,960,226 for the year ended December 31,

2014 and $0 in the year ended December 31, 2013, for a cumulative amount of $1,761,258 as of the date of this report.

Swiss Francs (CHF) Bonds

The Company initiated the first offering of CHF bonds on September 1, 2011, of up to CHF 15,000,000 in units of CHF 50,000 that bear interest at 7.25% per annum payable each August 31 over a four year term that expires on August 31, 2015. We realized $5,542,245 for the year ended December 31, 2014 and

$2,650,882 in the year ended December 31, 2013, for a cumulative amount of $10,999,192 as of the date of this report.

The Company initiated a second offering of unsecured CHF bonds on September 1, 2013, of up to  CHF

10,000,000 in units of  CHF 10,000 that bear interest at 7.25% per annum payable each August 31, over a two year term that expires on August 31, 2015. We realized $12,912,402 in the year ended December 31,

2014 and $0 in the year ended December 31, 2013, for a cumulative amount of $18,278,203 as of the date of this report.

Aires International Investment, Inc.

On July 27, 2011, SunVesta AG entered into a line of credit agreement with Aires International Investments

Inc. (“Aires”), a company owned by Dr. Rössler (currently a board member of the Company). The loan agreement was amended on May 11, 2012 and on June 21, 2012 and replaced by a new loan agreement on

October 31, 2013, that included the following conditions:

—     All existing loan agreements or credit facilities, including amendments, between SunVesta AG and Aires were cancelled and superseded by the new loan agreement.

—     The loans are due after December 31, 2017 and before December 31, 2020.

—     Despite the scheduled repayment dates, each party has the option to cancel the loan agreement with a prior notice period of 90 days, requiring repayment of the loans in full.

—     Loan amounts outstanding including any additional amounts and additions are subordinated.

—     Interest on the loan amounts is 7.25% per annum, which charge is accrued to the loan account.

The Company has borrowed on a consolidated basis approximately $30,300,000 from Aires as of

December 31, 2014, and $33,410,000 from Aires as of December 31, 2013.

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

Date of Agreement

Amount

Shares

Public Entity

July 24, 2012

$470,000

10,000

Schindler Holding AG

August 8, 2012

$400,000

700

Zug Estates Holding AG

Receivable from and loans to Josef Mettler

During the period ended December  31, 2013, the Company borrowed $1,065,963 (CHF 1,054,770)  at  3%

interest from Josef Mettler.

In  2014,  the  amount  borrowed  by  the  Company  became  a  loan  receivable  to  the  Company  of  $1,455,214

(CHF 1,439,935) from Mr. Mettler.

On   August   15,   2014,   and   November   17,   2014,   Aires   International   Investments   Inc.   absorbed   the

Company’s  receivables  from  Mr.  Mettler  in  the  amount  of  $851,564  (CHF  842,623)  and  $603,650  (CHF

597,312)  respectively  by  crediting  the  amount  due  to  the  Company  against  the  amount  due  from  the

Company to Aires. There are no outstanding receivables from Mr. Mettler as of December 31, 2014.

For the year ended December 31, 2014 and December 31, 2013, the Company expensed no interest on the payable but earned interest in 2013 on the receivable.

Receivables 4f capital ag

For  the year ended December  31, 2013, the Company owed $27,590 (CHF 27,300)  for  commissions to 4f capital ag.

During the period ended December 31, 2014, the amount owed by the Company became a receivable to the

Company of $1,142,681 (CHF 1,113,683) from 4f capital ag.

On   August   15,   2014,   and   November   17,   2014,   Aires   International   Investments   Inc.   absorbed   the

Company’s receivables from 4f capital ag in the amount of $114,891 (CHF 113,685) and $1,027,790 (CHF

1,016,998)  respectively  by  crediting  the  amount  due  to  the  Company   against  the  amount  due  from  the

Company to Aires.

For  the  year  ended  December  31,  2014  and  December  31,  2013,  the  Company  expensed  no  interest  but earned interest in 2013.

For the year ended December 31, 2014 and December 31, 2013, the Company incurred no interest expense and earned no interest income for these amounts.

Commissions paid or payable to related parties

During the periods ended December 31, 2014, and December 31, 2013, the Company paid commissions to

4f capital ag in the amount of $123,000 and $291,740, respectively, related to financing of the Company. 4f capital ag is a company owned and directed by Mr. Mettler (Board Member and CEO of the Company) that receives  a  commission  of  1.5%  for  new  funds  that  the  Company  receives  based  on  consulting  services rendered by 4f capital ag. These costs have been capitalized to debt issuance costs.

Hans Rigendinger

In 2013, the Company borrowed $600,000 at 3% interest from Hans Rigendinger. The amount due to Mr.

Rigendinger for this loan at December 31, 2014 was $1,914.

Mr. Rigendinger also held bonds denominated in Euros and Swiss Francs valued at approximately

$4,316,000 as of December 31, 2014 and December 31, 2013.

DIA S.A.

On March 8, 2013, the Company entered into an interest free loan agreement with DIA S.A. in the amount of $2,000,000 payable on March 8, 2014 in connection with the purchase of land adjacent to the

Paradisus Papagayo Bay Resort & Luxury Villas from Altos held in the name of Altos del Risco S.A. The terms of the loan agreement were amended on March 16, 2015 to extend the due date for said payable until

March of 2016.

Specogna Holding AG

On September 16, 2014, the Company entered into a short term loan agreement for approximately $736,000 with Specogna Holding AG (“Specogna”) repayable on October 31, 2014, with a fixed interest payment of approximately $32,000. The loan was secured personally and jointly by Dr. Max Rössler, Mr. Josef Mettler and Mr. Hans Rigendinger. The amounts due to Specogna were repaid on March 24, 2015 by Aires on behalf of the Company, with no penalties incurred.

Roland Weimar

On May 23, 2014, the Company entered into a short term loan agreement for approximately $376,800 with

Roland Weimar (“Weimar”). The loan is repayable in five instalments, (four payments of $84,700, one payment of $38,000), with the initial payment being due on June 2, 2014 and the latest one being due on

June 1, 2015. The interest rate is 2 % per annum. The Company had repaid $159,017 as of the filing date of this report of the $205,000 that should have been repaid. The agreement does not stipulate any penalties for late payment.

Bruno Wernli

On September 16, 2014, the Company entered into a short term loan agreement for approximately $568,000 with Bruno Wernli (“Wernli”), repayable on October 31, 2014, with a fixed interest payment of approximately $53,000 (CHF 50,000). The loan was secured personally and jointly by Dr. Max Rössler,

Mr. Josef Mettler and Mr. Hans Rigendinger. The amounts due to Bruno Wernli were repaid on December

19, 2014, by Aires on behalf of the Company.

Global Care AG

On September 23, 2014, the Company entered into a short term loan agreement of approximately $194,435

(CHF 185,000) with Global Care AG (“Global Care”), repayable on October 31, 2014, with a fixed interest payment of $21,020 (CHF 20,000). The amounts due to Global Care had not been paid as of the filing date of this report. According to the agreement, there are no penalties for late payments.

Guaranty Agreement

During the year ended December 31, 2013, the Company borrowed $1,065,693 at 3% interest from Josef

Mettler pursuant to the terms and conditions of the guaranty agreement dated July 16, 2012, which amount was repaid during the year ended December 31, 2014.

Timeline

Our expected timeline for developing the Paradisus Papagayo Bay Resort & Luxury Villas is as follows:

—     commence onsite vertical construction in the second quarter of 2015

—     complete construction in the fourth quarter of 2016

—     handover to Melía in the first quarter of 2017

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

Luxury Hotel Resorts

We distinguish between primary and secondary competitors.

Primary competition in Guanacaste Province is comprised of the following properties:

—     Four Seasons Peninsula Papagayo

—     JW Marriot Guanacaste

—     Hilton Papagayo Costa Rica

—     Westin Golf Resort & Spa Playa Conchal

—     Andaz Peninsula Papagayo Resort

—     Dreams Las Mareas Costa Rica

The closest direct and most prominent competition for our Guanacaste property will be the Four Seasons

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

—   Fitness Center, Wellness Center and Spa Areas

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

—   outstanding product with unique features

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

The 2013 Travel and Tourism Competitiveness Index (“TTCI”), indicates that Costa Rica reached the 47th place in the world ranking, classified as the second most competitive among Latin American countries after

Mexico, and ranking sixth in the Americas. Focusing solely on the sub index measuring human, cultural,

and natural resources, Costa Rica ranks 38th worldwide, and 7th when considering just the natural resources criteria. The TTCI report also notes Costa Rica's main weaknesses, limited number of cultural sites (109th), time required to start a business (130th), poor condition of ground transport infrastructure

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

European countries represented approximately 14% all tourists in 2011 led by Spain, Germany, France,

Holland and the United Kingdom.

TI and the Directorate General of Immigration (“DGME”) reported that in the first two months of 2014 there were 545,117 tourists through all ports, an increase of 36,110 from January and February of 2013.  Air arrivals were the most increased with 351,777 arrivals in the first two months of 2014 compared to the same period in 2013, an increase of 9%, representing the greatest increase over the last four years.  The increase in airport arrivals is directly related to the government’s policy to attract new airlines, including Spirit

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

When it comes to facilitating hospitality in Costa Rica, TI expects that 1,309 new rooms would be added to existing inventory by November 2014 to service the need and forecasts strong growth in the hotel sector over the next two years.  IT also notes that seven major hotel projects are currently under way in Costa Rica and that positive signs of growth in the vacation rentals sector in Guanacaste province. However, hotel records in Guanacaste, as detailed by TI statistics, evidence that the number of hotels in the 4 to 5 star category has not increased since 2008 while the number of 4 or 5 star category rooms increased from 2,728 rooms in 2008 to 3,415 rooms in 2011. The fact that the number of rooms on Guanacaste has increased even though the number of hotels in our category has remained the same over the past three years indicates a building demand for new facilities that fall within the 4 to 5 star category and the attendant additional rooms that new resort construction will bring to the area.

The Travel and Tourism Competitiveness Report 2013 ranked Costa Rica  6th in the region and 47th overall in competitiveness. The country gets excellent marks for its natural resources (ranked 7th), with several

World Heritage sites, a high percentage of nationally protected areas, and very diverse fauna. Given the importance of the natural environment for the county’s tourism industry, it is notable that it ranks a high

26th overall for environmental sustainability, an area where it has continued to improve slightly over the past few years. However, health and hygiene remains a concern (78th). Further, although its tourism infrastructure is relatively well developed (33rd), with a strong presence of major car rental companies and abundant hotel rooms, ground transport infrastructure requires significant upgrading (100th), particularly roads and ports, making travel in the country somewhat difficult.

We believe that our Paradisus Papagayo Bay Resort & Luxury Villas development project is marketable.

Geography

Costa Rica’s Guanacaste Province is bound in the east by a group of vegetated volcanoes and the west by beaches on the Pacific Ocean. The province contains heavily forested areas and seven national parks, and includes the Area de Conservación Guanacaste World Heritage Site. Guanacaste is the northern-most province of Costa Rica, with the Papagayo Bay a 40-minute flight from San Jose and a half hour car transfer to the beach. Tourism has emerged as the most lucrative revenue source in the province. Tourists to the

Guanacaste Province of Costa Rica are most often motivated by a desire for favorable weather and beach conditions. Active tourism – those activities including canopying, trekking, visiting volcanoes and flora or fauna watching – are secondary considerations.

We believe that the Paradisus Papagayo Bay Resort & Luxury Villas will be well located as a hospitality property.

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

Costa Rican National Environmental Office

The Costa Rican National Environmental Office (“SETENA”) created by the Organic Environmental Law is tasked with administering the process of reviewing and evaluating environmental impact considerations.

Local municipal governments often require a ruling from SETENA before issuing building permits. Any larger project in Costa Rica must apply for an Environmental Impact Statement from SETENA before development is permitted. Delays associated with this process would have a negative impact on the

Company’s project in Guanacaste Province.

The Company is not aware of any existing environmental impact issues that could have a material effect on the development of the Paradisus Papagayo Bay Resort & Luxury Villas.

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

The Company is not aware of any existing environmental impact issues that could have a material effect on the development of the Paradisus Papagayo Bay Resort & Luxury Villas.

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

The Company is not aware of any existing environmental impact issues that could have a material effect on the development of the Paradisus Papagayo Bay Resort & Luxury Villas.

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

ITEM 2.

PROPERTIES

Costa Rican Properties

The Company owns approximately 20 hectares of undeveloped prime land in Guanacaste Province,

Costa Rica. The purchase of the original concession of approximately 8 hectares was completed for a consideration of $7,000,000. The purchase of the additional 12 hectares was based on an agreement dated

March 22, 2010, with DIA of San Jose, Costa Rica. The total purchase price for the concessions was

$12,700,000 of which $10,700,000 had been paid as of December 31, 2014, with the remainder of

$2,000,000 converted into an interest free loan due by March of 2016.

On April 20, 2012, the Company entered into an agreement with Meridian IBG (“Meridian”), as amended on November 13, 2012 and replaced on May 7, 2013, to purchase two additional concession properties in

Polo Papagayo, Guanacaste comprised of approximately 230,000 square meters, for $17,500,000. The

Company paid down-payments on the purchase of these properties of $2,369,816 as of December 31, 2014 and since then has made another payment of $100,000 against the purchase price. In an e-mail dated March

25, 2015 Meridian confirmed “that we remain in good order and agreement for completing this purchase and sale”.

Executive Offices

We maintain our offices at Seestrasse 97, Oberrieden Switzerland CH-8942 on a leasehold basis with an annual rental expense of $130,000 per annum through December 31, 2017.

The Company recognized lease expenses of $130,000 and $125,000 for the years ended December 31, 2014 and 2013, respectively, for the use of these executive offices. We believe that we have sufficient office space for the foreseeable future in order to pursue the completion of the project described herein.

ITEM 3.

LEGAL PROCEEDINGS

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS,

AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the OTCQB, a service maintained by OTC Link under the symbol “SVSA.” Trading in the common stock over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. These prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the years ended

December 31, 2014 and 2013 are as follows:

Year

Quarter Ended

High

Low

2014

December 31

$0.07

$0.05

September 30

$0.06

$0.06

June 30

$0.05

$0.10

March 31

$0.10

$0.07

2013

December 31

$0.12

$0.10

September 30

$0.30

$0.05

June 30

$0.10

$0.05

March 31

$0.10

$0.05

Capital Stock

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of December 31, 2014, there were 84 shareholders of record holding a total of 83,541,603 shares of fully paid and non-assessable common stock of the 200,000,000 shares of common stock, par value $0.01,

authorized. The Board of Directors believes that the number of beneficial owners is greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

As of December 31, 2014, there were no shares issued and outstanding of the 50,000,000 shares of preferred stock authorized. The par value of the preferred stock is $0.01 per share. Our preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the Board of Directors.

Stock Options

As of December 31, 2014, we have granted 32,000,000 outstanding stock options, pursuant to the 2013

SunVesta Stock Option Plan, to purchase shares of our common stock at an exercise price of $0.05 that vest according to the realization of specific milestones, none of which have vested as of year-end.

Warrants

As of December 31, 2014, we have no outstanding warrants to purchase shares of our common stock.

Dividends

We have not declared any cash dividends since inception and do not anticipate paying any dividends in the near future. The payment of dividends on our common stock is within the discretion of the Board of

Directors subject to earnings, capital requirements, financial condition, and other relevant factors including those contractual restrictions related to certain debt obligations and those limitations generally imposed by applicable state law.

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

Discussion and Analysis

Our plan of operation through December of 2016 is to complete the Paradisus Papagayo Bay Resort &

Luxury Villas project that will require a total net investment of approximately $183 million (excluding non-recuperated overhead expenses and the anticipated $25 million in net proceeds for the sale of private villas). We expect to realize a minimum of $100 million in new funding over the next twelve months and an additional $30 million in funding by the time the development is completed, though our actual financing requirements may be adjusted to suit that amount realized. New funding over the next twelve months is expected to be raised from debt financing through bonds, shareholder loans and the guaranty agreement.

Results of Operations

During the year ended December 31, 2014, our operations were focused on (i) completing the purchase of an additional 12 hectares contiguous with our existing property in Guanacaste Province, Costa Rica in connection with the development of the Paradisus Papagayo Bay Resort & Luxury Villas; (ii) appointing

Mr. Figueres and Mr. Glicken to the Board of Directors; (iii) obtaining building permits for the development of the Paradisus Papagayo Bay Resort & Luxury Villas property; (iv) continuing earth work excavations on the Paradisus Papagayo Bay Resort & Luxury Villas property; (v) discussions with prospective project development partners; and (vi) pursuing additional debt and equity financing and procuring loans from related parties.

The Company has been funded since inception from debt or equity placements and by shareholders or partners in the form of loans. Capital raised to date has been allocated to the development of the Costa Rican property including the purchase of the land and general and administrative costs.

Comprehensive Losses

Comprehensive losses for the year ended December 31, 2014 were $4,482,482 as compared to $12,039,166 for the year ended December 31, 2013. The decrease in comprehensive losses over the comparative twelve month period periods can primarily be attributed to the strengthening of the US dollar and certain other changes as reconciled below:

Comprehensive loss 2013

12,039,166

Variances 2014

Lower general and administrative expenses

(1,589,012)   2013 included a write-off of $1.6 million on

the Atlanta project, otherwise expenses were

fairly consistent.

No release of accrual for penalty

1,000,000   2013, included an accrual for a potential

penalty that was  released in 2014

Lower interest income

8,377   Lower deposits

Higher interest expense

1,556,766   Financing of the project and overhead

expenses resulted in higher interest expense

Higher amortization of debt issuance costs

795,109   As a result of raising additional finance, the

related expenses (commission) increased,

which resulted in higher amortization.

Higher exchange gains

(4,682,297)   As the US Dollar strengthened against, the

Euro and Swiss Franc, significant unrealized

exchange gains were incurred.

Lower other expenses

(76,617)   Miscellaneous

Higher foreign currency translation gain

(4,569,010)   As the US Dollar strengthened against, the

Euro and Swiss Franc, significant unrealized

exchange gains were incurred.

Total variances

(7,556,684)

Comprehensive loss 2014

4,482,482

We did not generate revenue during this period and we expect to continue to incur losses through the year ended December 31, 2015.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry-forward and startup costs that will offset future operating profits.

Capital Expenditures

The Company expended a significant amount on capital expenditures for the period from inception to

December 31, 2014, in connection with the purchase of land that includes a hotel concession in Costa Rica and expects to incur future cash outflows on capital expenditure as discussed in the "Liquidity and Capital

Resources" and the "Going Concern" paragraphs below.

Liquidity and Capital Resources

The Company has been in the development stage since inception and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

As of December 31, 2014 and 2013 the following were the working capital items:

December 31,      December 31,

2014

2013

Current assets

Cash and cash equivalents

14,347

629,673

Receivable from related parties

27,163

0

Other assets

289,156

21,255

Total current assets

330,666

650,928

Current liabilities

Bank liabilities

153,375

0

Accounts payable

6,181,057

7,063.070

Accrued expenses

5,444,514

3,276,506

Notes payable

3,023,759

2,000,000

Notes payable to related parties

1,162,100

2,721,445

CHF-Bond

25,511,898

0

EUR-Bond

0

5,786,248

Total current liability

41,476,703

20,847,269

Net working capital

(41,146,037)

(20,196,341)

As of December 31, 2014 and 2013 the following were the items making up the total stockholders’ deficit:

December 31,      December 31,

2014

2013

Assets

Current assets

330,666

650,928

Non-current assets

58,083,516

49,779,712

Total assets

58,414,182

50,430,640

Liabilities

Current liabilities

41,476,703

20,847,269

Non-current liabilities

39,568,568

48,845,553

Total liabilities

81,045,271

69,692,822

Total stockholders’ deficit

(22,631,089)

(19,262,182)

The Company’s negative net working capital of approximately $41,000,000 is of immediate concern and will require significant action to meet anticipated cash needs, including the upcoming maturity of

CHF-bonds in the aggregate amount of approximately $25,000,000. Management is considering the replacement of these bonds with a new bond issue in at least the same amount.

We expect negative net cash in operating activities to continue until such time as net losses transition to net income which transition is not anticipated until we complete the Paradisus Papagayo Bay Resort & Luxury

Villas project in 2017.

Net cash used in investing activities for the twelve months ended December 31, 2014, was $7,784,605 as compared to $19,203,791 for the twelve months ended December 31, 2013. Net cash used in investing activities in the current twelve month period is comprised of other receivables from related parties, the purchase of property and equipment, interest paid and capitalized on property and equipment, deposits related to construction, and restricted cash. Net cash used in investing activities in the prior twelve month period is comprised of other receivables from related parties, the purchase of property and equipment,

deposits related to construction, down payments for property and equipment and restricted cash.

We expect negative net cash flow in investing activities to continue while in the process of developing the

Paradisus Papagayo Bay Resort & Luxury Villas.

Net cash provided by financing activities for the twelve months ended December 31, 2014, was

$14,618,170 as compared to $20,859,541  for the year ended December 31, 2013. Net cash provided by financing activities in the current twelve month period is comprised of an increase in cash liabilities,

proceeds from notes payable related parties, a note payable and other long term debts, proceeds from bond issuances net of commissions and the sale of treasury stock, offset by the repayment of notes payable to related parties, the repayment of bonds and the payment of debt issuance costs. Net cash provided by financing activities in the prior twelve month period ended December 31, 2013, was comprised of proceeds from notes payable related parties, and proceeds from bond issuances, offset by the repayment of bonds,

and debt issuance costs.

We expect net cash flow provided by financing activities to continue as the result of debt and equity infusions required to complete the development of the Paradisus Papagayo Bay Resort & Luxury Villas.

Management believes that our cash on hand, related party loans and the assurance of the guaranty agreement as described in the going concern paragraph below are sufficient for us to conduct operations over the next twelve months.

We had no lines of credit or other bank financing arrangements as of December 31, 2014, except for a temporary secured overdraft facility.

We have commitments for executed purchase orders and agreements in the amount of $57 million as of

December 31, 2014, in connection with the development of the Paradisus Papagayo Bay Resort & Luxury

Villas, which commitments are included in the required estimated financing of $185 million to complete the project. Most material commitments were not contractually agreed as of the end of the period.

The Sixth addendum (dated August 18, 2014) to the management agreement with Melía stipulates that should the completion of the construction not occur by November 15, 2015, and should an extension date not be agreed, subsequent to November 15, 2015, Melía will be entitled to receive a daily amount of $2,000 as liquidated damages. Should the completion of the construction not occur by February 15, 2016, Melía will be entitled to terminate the management agreement and to receive a termination amount of $5 million unless the parties agree in writing to extend such date.

Since the completion date for the Paradisus Papagayo Bay Resort & Luxury Villas development is now anticipated for the first quarter of 2017, the Company is in discussions with Meliá regarding another addendum that will allow an extension of the deadlines stipulated in Sixth Addendum. Should the Company not be successful, the penalty would be $5,000,000.

We have cancellable commitments that are not included in the required financing for the development of the Paradisus Papagayo Bay Resort & Luxury Villas of approximately $15,000,000 as of December 31,

2014, to Meridian for the purchase of two additional concession properties in Polo Papagayo, Guanacaste,

Costa Rica.

We maintain a defined benefit plan that covers all of our Swiss employees and have employment agreements with our Chief Executive Officer and Chief Operating Officer as of December 31, 2014.

We have no current plans for significant purchases or sales of plant or equipment, except in connection with the planned construction of the Paradisus Papagayo Bay Resort & Luxury Villas and discussed above.

We have no current plans to make any changes in the number of our employees as of December 31, 2014.

Future Financings

The Company received conditional approval for a credit facility of $50,000,000 from Banco Nacional, San

José, Costa Rica in 2013, subject to the fulfillment of certain legal and financial conditions. On evaluating the requirements of the credit facility approval, the Company determined not to proceed with the transaction and is considering alternative means of financing.

A letter of engagement was executed with ISM Capital LLP, a London based investment firm, on March 10,

2015, for the purpose of conducting a $100 million asset backed bond issuance. Despite the firm’s commitment to identify investors, the success of this proposed bond issuance for the amount contemplated or any lesser amount, does not guarantee that all or part of the amount offered will be subscribed.

The Company is in negotiations to secure a $40 million credit facility from certain general contractors that would be involved in the construction of the Paradisus Papagayo Bay Resort & Luxury Villas. The terms of this credit facility are being evaluated and would complement amounts realized through ISM.

We are also in process of determining the means by which the Company can retire the current CHF-bond that matures on August 31, 2015, which may include additional debt or equity financings.

The Company will further continue to rely on the terms of the Guaranty Agreement to meet shortfalls in development financing.

Off-Balance Sheet Arrangements

As of December 31, 2014, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Going Concern

The Company intends to build a hotel in the Papagayo Gulf Tourism Project area of Guanacaste, Costa

Rica. The total net investment is estimated to be approximately $183 million.

The project is expected to open in the first quarter of 2017. Until the completion of the project, the following expenditures are estimated to be incurred:

a.     Gross project cost

$

208,000,000

b.    Less: Proceeds from sale of villas

(25,000,000)

c.     Net project cost

183,000,000

d.    Overhead expenses

24,000,000

e.     Less: Recuperated in gross project cost

(12,000,000)

f      Total, excluding other potential projects

$

205,000,000

Sixty percent  (60% ) of the “Net project cost” is intended to be financed through the issuance of secured bonds, for which negotiations have been initiated. The remaining forty percent (40% of  the “Net project cost”, as well as “non-recuperated overhead expenses” and the cost of potential “other projects” are intended to be financed by the main shareholders or lenders of the project, i.e. Zypam Ltd., shareholder and related entity to Mr. Josef Mettler, Mr. Hans Rigendinger, shareholder, Chief Operating Officer and

Company Board Member, Dr. Max Rössler, Company Board Member and controlling shareholder of Aires,

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

Based on this guaranty agreement, management believes that available funds are sufficient to finance cash flows for the twelve months subsequent to December 31, 2014, and the filing date, though future anticipated cash outflows for investing activities will continue to depend on the availability of financing and can be adjusted as necessary.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our  audited  financial  statements  for  the  years  ended  December  31,  2014  and  2013  are  attached  hereto  as

F-1 through F-47.

SUNVESTA, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

Page

Report of Independent Registered Public Accounting Firm

F-2

Consolidated Balance Sheets

F-3

Consolidated Statements of Comprehensive Loss

F-4

Consolidated Statements of Stockholders’ Deficit

F-5

Consolidated Statements of Cash Flows

F-6

Notes to Consolidated Financial Statements

F-8

Tel.    +41 44 444 35 55

BDO Visura International AG

Fax     +41 44 444 37 66

Fabrikstrasse 50

8031 Zürich

Switzerland

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

SunVesta, Inc., Oberrieden, Switzerland

We  have  audited  the  accompanying  consolidated  balance sheets  of  SunVesta,  Inc.  as  of  December  31, 2014  and

2013 and the related consolidated statements of comprehensive loss, stockholders’ deficit, and cash flows for the years  ended  December  31,  2014  and  2013.  These  financial  statements  are  the  responsibility  of  the  Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In  our  opinion,  based  on  our  audits,  the  consolidated  financial  statements  referred  to  above  present  fairly,  in  all material  respects,  the  financial  position  of  SunVesta,  Inc.  at  December  31,  2014  and  2013,  and  the  results  of  its operations  and  its  cash  flows  for  the  years  ended  December  31,  2014  and  2013,  in  conformity  with  accounting principles generally accepted in the United States of America.

Zürich, April 15, 2015

BDO Visura International AG

// Christoph Tschumi

// Julian Snow

Christoph Tschumi

ppa. Julian Snow

SUNVESTA, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2014

December 31, 2013

Assets

Current assets

Cash and cash equivalents

$

14,347

629,673

Receivable from related parties

27,163

-

Other assets

289,156

21,255

Total current assets

330,666

650,928

Non-current assets

Property and equipment - net

51,201,352

43,372,214

Deposits related to construction work

820,565

650,685

Debt issuance costs - net

2,006,849

1,689,023

Down payment for property and equipment

2,369,816

2,369,816

Restricted cash

1,684,934

1,697,974

Total non-current assets

58,083,516

49,779,712

Total assets

$

58,414,182

50,430,640

Liabilities and stockholders' deficit

Current liabilities

Bank liabilities

153,375

-

Accounts payable

6,181,057

7,063,070

Accrued expenses

5,444,514

3,276,506

Note payable

3,023,759

2,000,000

Notes payable to related parties

1,162,100

2,721,445

CHF-Bond

25,511,898

-

EUR-Bond

-

5,786,248

Total current liabilities

41,476,703

20,847,269

Non-current liabilities

EUR-Bond

9,057,986

6,757,065

CHF-Bond

-

8,558,443

Notes payable to related parties

30,299,312

33,409,095

Other long term debts

74,837

30,426

Pension liabilities

136,433

90,524

Total non-current liabilities

39,568,568

48,845,553

Total liabilities

$

81,045,271

69,692,822

Stockholders' deficit

Preferred stock, $0.01 par value; 50,000,000 shares

authorized, no shares issued and outstanding

-

-

Common stock, $0.01 par value; 200,000,000 shares

authorized; 83,541,603 shares issued and outstanding

835,416

835,416

Additional paid-in capital

22,942,486

21,852,666

Accumulated other comprehensive income / (loss)

1,265,590

(2,202,914)

Accumulated deficit

(47,674,581)

(39,723,595)

Treasury stock, 0 and 157,220 shares

-

(23,755)

Total stockholders' deficit

(22,631,089)

(19,262,182)

Total liabilities and stockholders' deficit

$

58,414,182

50,430,640

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Years Ended December 31, 2014 and 2013

2014

2013

Revenues

Revenues, net

$

-

-

Cost of revenues

-

-

Gross profit

-

-

Operating expenses

General and administrative expenses

(6,734,491)

(8,323,503)

Release of accrual for penalty to Meliá Hotel & Resorts

-

1,000,000

Total operating expenses

(6,734,491)

(7,323,503)

Loss from operations

$

(6,734,491)

(7,323,503)

Other income / (expenses)

Interest income

36,006

44,383

Interest expense

(4,146,322)

(2,589,556)

Amortization of debt issuance costs and commissions

(928,914)

(133,806)

Exchange differences

3,837,903

(844,394)

Other income / (expenses)

(15,168)

(91,784)

Total other income / (expenses)

(1,216,495)

(3,615,157)

Loss before income taxes

(7,950,986)

(10,938,660)

Income Taxes

-

-

Net loss

(7,950,986)

(10,938,660)

Comprehensive loss:

Foreign currency translation

3,468,504

(1,100,506)

Comprehensive loss

$

(4,482,482)

(12,039,166)

Loss per common share

Basic and diluted

$

(0.09)

(0.14)

Weighted average common shares

Basic

88,325,165

76,171,495

Diluted

88,325,165

76,171,495

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

Years Ended December 31, 2014 and 2013

Common

Additional

Accumulated

Accumulated

Treasury

Total

Stock

Paid in

Other

deficit

Stock

Stockholders’

Capital

Comprehensive

Deficit

Income (Loss)

December 31, 2012

540,922

$

19,446,367    $

(1,102,408)

(28,784,935)   $

(23,755)    $

(9,923,809)

Net loss

-

-

-

(10,938,660)

-

(10,938,660)

Translation

-

-

(1,100,506)

-

-

(1,100,506)

adjustments

Stock based

115,000

1,867,816

-

-

-

1,982,816

compensation

expense

Issuance of stock for

179,494

538,483

-

-

-

717,977

debt

December 31, 2013

835,416    $

21,852,666    $

(2,202,914)

(39,723,595)    $

(23,755)    $

(19,262,182)

Net loss

-

-

-

(7,950,986)

-

(7,950,986)

Translation

-

-

3,468,504

-

-

3,468,504

adjustments

Stock based

-

1,103,275

-

-

-

1,103,275

compensation

expense

Sale of treasury stock

-

(13,455)

-

-

23,755

10,300

December 31, 2014

$

835,416    $

22,942,486    $

1,265,590

(47,674,581)    $

-    $

(22,631,089)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2014 and 2013

	2014	2013
Cash flows from operating activities
Net loss	$(7,950,986)	(10,938,660)
Adjustments to reconcile net loss to net cash	-
Depreciation and amortization	62,478	50,967
Write-off down payment on property	-	1,573,957
Release of accrual for penalty to Melía Hotels & Resorts	-	(1,000,000)
Amortization of debt issuance cost and commissions	928,914	133,806
Unrealized exchange differences	(1,301,145)	844,395
Stock compensation expense	1,103,275	1,982,816
Increase in pension fund commitments	50,604	16,449
- Increase / decrease in:
Other current assets	(270,465)	17,983
Accounts payable	(544,694)	5,662,036
Accrued expenses	429,009	307,591
Net cash used in operating activities	(7,493,010)	(1,348,660)

Cash flows from investing activities
Proceeds from securities available-for-sale	-	-
Short term investments	-	-
Receivables from related parties	(2,625,058)	(856,522)
Purchase of property and equipment	(5,005,536)	(12,524,712)
Interest paid and capitalized in property and equipment
Deposits related to construction	(151,477)	(650,685)
Down payments for property and equipment	-	(3,750,045)
Restricted cash	(2,534)	(1,421,827)
Net cash used in investing activities	(7,784,605)	(19,203,791)

Cash flows from financing activities
Increase in bank liabilities	153,375	-
Proceeds from notes payable related parties	2,114,876	22,769,759
Repayment of notes payable related parties	(1,733,837)	-
Proceeds from notes payable	2,690,800	-
Repayment of notes payable	(1,076,495)	-
Proceeds from bond issuance, net of commissions	20,664,185	9,663,234
Repayment of bonds	(5,729,712)	(9,779,614)
Payment for debt issuance costs	(2,519,733)	(1,793,838)
Changes in other long term debt	44,411	-
Purchase/Sale of treasury stock	10,300	-
Net cash provided by financing activities	14,618,170	20,859,541

Effect of exchange rate changes	44,119	62,063
Net increase / - decrease in cash	(615,326)	369,153
Cash and cash equivalents, beginning of period	629,673	260,520
Cash and cash equivalents, end of period	$14,347	629,673

The accompanying notes are an integral part of these consolidated financial statements

SUNVESTA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2014 and 2013
Continued

	2014	2013
Additional information

Interest paid	1,509,889	717,472
Income taxes paid	-	-
Conversion of note payable to Mr. Rigendinger to stockholders; equity (non-cash)	-	717,977
Purchase of property and equipment through a note payable (non-cash)	-	2,000,000
Reclassification of down payment for property and equipment to property and equipment	-	10,200,000
Capitalized interest and debt issuance costs for construction (non-cash)	2,883,999	2,039,000
Reclassification of loan from Dr. M. Rössler to AIRES loan	-	1,740,000
Assumption of receivables from Josef Mettler and 4f capital by AIRES	(2,597,895)	-
Payment of Wernli loan by AIRES	(568,000)	-
Transfer of loan Dr. Max Rössler to AIRES loan	-	1,810,000
Assumption of receivables in settlement of related payable (non-cash)	-	856,522
Bond issuance with offset against related party payable (non-cash)	-	324,828

The accompanying notes are an integral part of these consolidated financial statements

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

1.

CORPORATE INFORMATION

On  August  27,  2007,  SunVesta  Inc.  (“SunVesta”)  acquired  SunVesta  Holding  AG  (“SunVesta

AG”)   (collectively   “the   Company”).    SunVesta   AG   holds   five   wholly-owned   subsidiaries:

SunVesta  Projects  and  Management  AG,  a  Swiss  company;  Rich  Land  Investments  Limitada,  a

Costa  Rican  company  (“Rich  Land”);  SunVesta  Costa  Rica  Limitada,  a  Costa  Rican  company

(“SVCR”),  Altos  del  Risco  SA,  a  Costa  Rican  company  (“AdR”)  and  Profunda  Capital  Partners

LLC (“Profunda”), a US company.

In January 2005, the Company changed its business focus to the development of holiday resorts and investments  in  the  hospitality  and  related  industry.  The  Company  has  one  major  project  in  Costa

Rica.  Planning  for  this  project  has  been  fully  completed,  all  consents  have  been  granted,  and excavation work began in March 2013. The Company is still in process of completing the financing of  the  project  and  has  not  realized  revenue  to  date.  Since  the  financing  of  the  project  is  not complete, the Company’s activities are subject to significant risks and uncertainties.

These  consolidated  financial  statements  are  prepared  in  US  Dollars  on  the  basis  of  generally accepted accounting principles in the United States of America (“US GAAP”).

2.

SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The  consolidated  financial  statements  include  those  of  the  Company  and  its  subsidiaries.  One hundred  percent  of  assets  and  liabilities  as  well  as  revenues  and  expenses  of  all  consolidated

companies   are   included.   Receivables,   payables,   as  well   as   revenues   and   expenses   between

consolidated  companies  are  eliminated.  Unrealized  intercompany  profits,  which  may  be  included in  assets  as  of  the  end  of  the  respective  periods  are  also  eliminated.  Certain  previously  reported amounts have been reclassified to conform to the current presentation.

Fiscal year

The fiscal year of the Company and all its subsidiaries correspond with the calendar year.

Use of estimates

These  consolidated  financial  statements  are  prepared  in  conformity  with  accounting  principles generally  accepted  in  the  United  States  of  America  (“US  GAAP”)  and  require  management  to make assumptions and estimates, which have an impact on the reported assets and liabilities as well

as   on   the   disclosure   of   contingent   assets   and   liabilities   at   the   balance   sheet   dates.   These

considerations also impact reported income statement items. While the effective amounts may vary from the estimates, management is convinced that all relevant information having an impact on the

estimates   have   been   taken   into   consideration   and   are   appropriately   disclosed.   Management

believes that the valuation of property and equipment includes substantial estimates.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

2.

SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Cash and cash equivalents

Cash and cash equivalents include petty cash, post and bank accounts as well as time deposits with maturities of less than three months.

Other assets

Other  assets  include  items,  such  as  value  added  tax,  withholding  tax  or  similar  credits  with maturities less than one year.

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

—      Vehicles

5 years

—      Project in process

not depreciated until project finished

The cost and the related accumulated depreciation are removed from the balance sheet  at the time of disposal.

Project  in  process relates to costs  incurred  directly related to the  planning and construction of  the hotel  in  the  Papagayo  Gulf  Tourism  Project  of  Costa  Rica  and  are  reasonably  recoverable  from future  hotel  and  rental  operations  or  the  sale  of  certain  apartments.  Once  the  project  in  process  is

finished   the   Company   will   reclassify   the   capitalized   costs   to   corresponding   categories   and

determine the depreciation method and depreciation period.

Interest capitalization

Interest  expense  is  capitalized  on  the  carrying  value  of  the  construction  in  progress  during  the construction period, in accordance with ASC 835-20, Capitalization of Interest. With respect to the construction in progress, the Company capitalized $6,030,000 and $3,254,000 of interest  expense and debt issuance costs as of December 31, 2014 and December 31, 2013, respectively to property and equipment.

Deposits related to construction work

The Company prepays deposits for construction work, which costs are capitalized initially and will be amortized once construction has begun.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

2.

SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Debt issuance costs

Debt  issuance  costs  arise  as  a  result  of  issuing debt,  i.e.  the  EUR  bonds,  CHF  bonds  and the loan with  Aires  International  Investments  Inc.,  and  are  amortized  over  the  life  of  the  debt  using  the effective  interest  method.  The  costs  comprise  of  finder's  fees  of  generally  between  three  and  12 percent of the amount issued and costs incurred in connection with issuing the bonds, such as legal and  accounting  fees,  and  stamp  duty  taxes.  The  accumulated  amortization  of  debt  issuance  costs was $4,345,089 and $2,399,005 as of December 31, 2014 and December 31, 2013, respectively.

Down payment for property and equipment

Down payments for property and equipment are recorded at cost. Once the corresponding property and  equipment  item  has  been  completely  purchased,  it  will  be  reclassified  to  a  corresponding subcategory within property and equipment and amortized. The Company assesses regularly if the down  payments  are  recoverable  in  accordance  with  ASC  360  Property,  Plant,  and  Equipment.

Should any down payments due to specific circumstances not be assessed as recoverable, they will be impaired.

Restricted Cash

Restricted cash includes cash that is not disposable for the Company without third party permission such  as  rental  deposits  or  deposits  related  to  the  project  in  process.  Based  on  the  nature  of  the

Company’s underlying business it will be determined whether a deposit is recorded as a current or non-current asset.

Impairment of Long-Lived Assets

Long-lived  assets  are  reviewed  for  impairment  whenever  events  or  changes  in  circumstances indicate  that  the  carrying  amount  of  the  assets  may  not  be  recoverable.  The  carrying  value  of  a long-lived asset or asset  group is considered to be impaired when the undiscounted expected cash flows  from  the  asset  or  asset  group  are  less  than  its  carrying  amount.  An  impairment  loss  is recognized  to  the  extent  that  the  carrying  value  of  the  asset  exceeds  its  fair  value.  Fair  value  is determined based on quoted market prices, where available, or is estimated as the present value of the expected future cash flows from the asset or asset group discounted at a rate commensurate with the risk involved.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

2.

SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Income taxes

The  Company  has  not  incurred  material  current  taxes  on  income  as  it  has  not  generated  taxable income in any of the jurisdictions in which it operates.

Deferred  taxes  are  calculated  on  the  temporary  differences  that  arise  between  the  tax  base  of  an asset  or  liability  and  its  carrying  value  on  the  balance  sheet  of  the  Company  prepared  for consolidation  purposes,  with  the  exception  of  temporary  differences  arising  on  investments  in foreign subsidiaries where the Company has plans to permanently reinvest profits into the foreign subsidiaries.

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

The Company recognizes the benefit of uncertain tax positions in the financial statements when it is more likely than not  that the position will  be sustained on examination by the tax authorities. The benefit recognized is the largest amount of tax benefit that is greater than 50 percent likely of being realized  on  settlement  with  the  tax  authority,  assuming  full  knowledge  of  the  position  and  all relevant facts. The Company adjusts its recognition of these uncertain tax benefits in the period in which  new  information  is  available  impacting  either  the  recognition  or  measurement  of  its uncertain  tax  position.  Interest  and  penalties  related  to  uncertain  tax  positions  are  recognized  as income tax expense.

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

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

2.

SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Foreign Currency Translation and Transactions

The consolidated financial statements of the Company are presented in US Dollars (“$”)  which is also the functional currency of the parent company. The financial position and results of operations of our foreign subsidiaries are determined using the currency of the environment in which an entity primarily  generates  and  expends  cash  as  the  functional  currency.  Assets  and  liabilities  of  these

subsidiaries   are   translated   at   the   exchange   rate   in   effect   at   each   year-end.   Statement   of

comprehensive  loss  accounts  are  translated  at  the  average  rate  of  exchange  prevailing  during  the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income (loss) in stockholders’ deficit. Gains and losses  resulting  from  foreign  currency  transactions  are  included  in  other  income  and  expenses

(exchange   differences),   except   intercompany   foreign   currency   transactions   that   are   of   a

long-term-investment  nature  which  are  included  in  accumulated  other  comprehensive  income  in stockholders’ equity.

Bonds

Bonds comprise of bonds payable in Euros (“EUR”) and Swiss Francs (“CHF”), which bear fixed interest rates. Bonds are carried at notional value. If a bond becomes repayable within the next 12 months from the balance sheet date on, such bond or the corresponding portion of this bond will be

categorized   as   current.   Commissions   paid   to   bondholders   themselves   are   reflected   as   debt

discounts  and  amortized  over  the  term of  the  bond,  based  on  the  “effective  interest  method”. The amortization expense is reflected in amortization of debt issuance cost.

Pension Plan

The  Company  maintains  a pension  plan  covering  all  employees  in  Switzerland;  it  is  considered  a defined  benefit  plan  and  accounted  for  in  accordance  with  ASC  715  Compensation  -  Retirement

Benefits. This model allocates pension costs over the service period of employees in the plan. The underlying  principle  is  that  employees  render  services  ratably  over  this  period,  and  therefore,  the statement  of  comprehensive  loss  effects  of  pensions  should  follow  a  similar  pattern.  ASC  715 requires recognition of the funded status, or difference between the fair value of plan assets and the projected benefit obligations of the pension plan on the balance sheet, by recording a corresponding expense in the net loss. If the projected benefit obligation exceeds the fair value of plan assets, then that difference or unfunded status represents the pension liability.

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

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

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

Fair Value of Financial Instruments

The  Company’s  financial  instruments  consist   of   cash  and  cash  equivalents,  restricted  cash,

receivables  from  related  parties,  bank  liabilities,  accounts  payable  to  third  or  related  parties,  note payables  to  third  or  related  parties  and  bonds.  The  fair  value  of  these  financial  instruments approximate their carrying value due to the short maturities of these instruments, unless otherwise explicitly noted.

ASC  820  Fair  Value Measurements  establishes a  three-tier  fair  value hierarchy, which  prioritizes the inputs used in measuring fair  value. These tiers include:  Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets  that  are  either  directly  or  indirectly  observable;  and  Level  3,  defined  as  unobservable inputs  in  which  little  or  no  market  data  exists,  therefore  requiring  an  entity  to  develop  its  own assumptions.

Stock-based compensation

Stock-based  compensation costs  are  recognized  in  earnings  using the  fair  value based  method for all  awards  granted.  Compensation  costs  for  unvested  stock  options  and  awards  are  recognized  in earnings over the requisite service period based on the fair value of those options and awards. For employees, fair value is estimated at the grant date and for non-employees fair value is re-measured at  each  reporting  date  as  required  by  ASC  718  Compensation-Stock  Compensation,  and  ASC

505-50  Equity-Based  Payments to  Non-Employees.  Fair  values  of  awards  granted under  the  share option  plans  are  estimated  using  a  Black-Scholes  option  pricing  model.  The  model’s  input assumptions are determined based on available internal and external data sources. The risk-free rate used  in  the  model  is  based  on  the  US  treasury  rate  for  the  expected  contractual  term.  Expected volatility  is  based  on  historical  volatilities  of  a  peer  group  of  similar  companies  in  the  same industry.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

2.

SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

New accounting standards – adopted

In  June  2014,  the  FASB  Accounting  Standards  Update  2014-10,   Income  Taxes  Topic  915:

Elimination  of  Certain  Financial  Reporting  Requirements,  Including  an  Amendment  to  Variable

Interest Entities Guidance in Topic 810, Consolidation. The amendments in this update eliminated the concept of a development stage entity (“DSE”) from US GAAP. This change rescinds financial reporting requirements that have historically applied to DSEs such as labeling financial statements as those of a DSE, providing inception-to-date information in the statements of income, cash-flows and  shareholder  equity  and  certain  specific  disclosures.  This  ASU  has  been  early  adopted  by  the

Company as of April 1, 2014 and therefore for the year ended December 31, 2014. Early adoption is permitted for all financial statements that have not been issued or made available for issuance.

3.

GOING CONCERN

The Company is currently working on building a hotel in the Papagayo Gulf Tourism Project area of Guanacaste, Costa Rica. The project is expected to open in the first quarter of 2017. Until the completion of the project, the following expenditures are estimated to be incurred:

a.      Gross project cost

$

208,000,000

b.      Less: Proceeds from sale of villas

(25,000,000)

c.      Net project cost

183,000,000

d.      Overhead expenses

34,000,000

e.      Less: Recuperated in gross project cost

(12,000,000)

f

Total, excluding other potential projects

$

205,000,000

Sixty  percent  (60%)  of  the  Net  project  cost  is  intended  to  be  financed  through  the  issuance  of secured  bonds,  for  which  negotiations  have  been  initiated.  The  remaining  forty  percent  (40%)  of the Net project cost, as well as non-recuperated overhead expenses are intended to be financed by the  main  shareholders  or  lenders  of  the  project,  i.e.  Zypam  Ltd.,  shareholder  and  related  entity  to

Mr.  Josef  Mettler,  Mr.  Hans  Rigendinger,  shareholder,  Company  Director  and  Chief  Operating

Officer,  Dr.  Max  Rössler,  controlling  shareholder  of  Aires  International  Investment,  Inc.  and

Company  Director,  Mr.  Josef  Mettler,  shareholder,  Company  Director,  Chief  Executive  Officer and Chief Financial Officer.

On July 16, 2012, certain principal shareholders of the Company or principal lenders to the project entered  into  a  guaranty  agreement  in  favor  of  SunVesta  AG.  The  purpose  of  the  guarantee  is  to ensure  that  until  such  time  as  financing  is  secured  for  the  entire  project  that  they  will  act  as  a guarantor  to  creditors  to  the  extent  of  the  project’s  ongoing  capital  requirements.  The  guaranty agreement requires that within 30 days of receiving a demand notice, the requested funds are made available by the guarantors to the Company. The guaranty may not be terminated until such time as

SunVesta  AG  has  secured  financing  for  the  completion  of  the  Project.  Based  on  this  guaranty agreement,  management  believes  that  available  funds  are  sufficient  to  finance  cash  flows  for  the twelve months subsequent to December 31, 2014 and the filing date, though future anticipated cash outflows for investing activities will continue to depend on the availability of financing and can be adjusted as necessary.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

4.

CASH AND CASH EQUIVALENTS

Cash  and  cash  equivalents  are  available  to  the  Company  without  any  restriction  or  limitation  on withdrawal  and/or  use  of  these  funds.  The  Company’s  cash  equivalents  are  placed  with  financial institutions  that  maintain  high  credit  ratings.  The  carrying  amounts  of  these  assets  approximate their fair value.

Cash & cash

USD ($)

EURO

CHF

CRC

Total

Total

equivalents

December 31, 2014     December 31, 2013

original currency

8,618

1,442

3,018      494,038

in $

8,618

1,753

3,050

926

14,347

629,673

USD ($)  =

US Dollar

EURO     =

Euro

CHF

=

Swiss Francs

CRC

=

Costa Rican Colón

5.

RESTRICTED CASH

As of December 31, 2014, the Company has the following restricted cash positions:

Restricted Cash

December 31, 2014

December 31, 2013

$

$

Credit Suisse in favor of

BVK Personalvorsorge des Cantons Zurich

129,272

142,657

HSBC in favor of

Costa Rican Tourism Board

370,000

372,205

Banco Nacional de Costa Rica in favor of the

Costa Rican Environmental Agency – SETENA

622,312

619,762

Banco National de Costa Rica in favor of the Costa Rican

Tourism Board

563,350

563,350

Gross

1,684,934

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

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

6.

PROPERTY & EQUIPMENT

December 31, 2014

December 31, 2013

Land

$

19,700,000

19,700,000

IT Equipment

185,846

185,846

Other equipment and furniture

277,557

321,901

Leasehold improvements

66,617

66,617

Vehicles

139,000

74,000

Construction in-process

31,275,559

23,404,599

Gross

51,644,579

43,752,963

Less accumulated depreciation

(443,227)

(380,749)

Net

$

51,201,352

43,372,214

Depreciation expenses for the year

62,478

50,967

Property  and  equipment  is  comprised  primarily  of  land  held  in  Costa  Rica  that  is  currently  being developed  for  hotels  and  capitalized  project  costs  in  connection  with  the  Papagayo  Gulf  Tourism project. The land amounts to $19.7 million comprised of $7 million related to the concession held by Rich Land (~84,000 m2) and $12.7 million held by AdR (~120,000 m2). The latter was acquired through the acquisition of the shares of AdR whose only asset is the concession. Control over AdR was  obtained  on  March  8,  2013.  The  previous  down  payments  were  reclassified  to  property  and equipment. The Rich Land concession is a right to use the property for a specific period of time of

20 years, which thereafter will be renewed at no further cost, if the landholder is up to date with its obligations  and  if  there  is  no  significant  change  in  government  policies.  The  current  concession expires in June 2022. The AdR concession is also a right to use the property for a specific period of time of 30 years, which thereafter will be renewed at no further cost, if the landholder is up to date with  its  obligations  and  if  there  is  no  significant  change  in  government  policies.  The  current concession  expires  in  November  2036.  For  both  properties  concession  extension  requests  for  30 years  (Rich  Land)  and  15.5  years  (AdR)  were  filed  during  third  quarter  2013.  These  extension requests have not been answered as of date of this report.

The  construction  in  process  through  December  31,  2014  and  December  31,  2013,  is  represented primarily by architectural work related to the hotel and apartments as well as construction work.

Deposit related to construction work

For  the  year  ended  December  31,  2014,  the  Company  made  deposits  with  several  contractors  to

initiate   earth   moving   groundwork.   These   deposits   will   be   offset   against   invoices   for   such

groundwork  as  completed.  As  of  December  31,  2014  and  2013,  the  Company  has  deposits  of

$820,565 and $650,685 respectively remaining.

Guaranty Retention

During  the  year  ended  December  31,  2014,  main  earthmoving  groundwork  has  moved  forward.

Due to this, the Company received several invoices from contractors. The Company retained some amounts related to construction work. As soon as the Company officially accepts the corresponding work  retention  the  retention  will  be  paid.  As  of  December  31,  2014  and  December  31,  2013,  the

Company  had  guaranty  retention  in  the  amount  of  $0  and  $179,719,  which  is  stated  in  accrued expenses.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

7.

DOWN PAYMENTS FOR PROPERTY & EQUIPMENT

December 31, 2014

December 31, 2013

La Punta (neighboring piece of land)

$

2,369,816

2,369,816

Hotel Project Atlanta

$

-

1,573,957

Altos del Risco

$

-

-

Gross

$

2,369,816

3,943,773

Write off Hotel Project Atlanta

$

-

(1,573,957)

Total (net)

$

2,369,816

2,369,816

Agreement to purchase neighboring pieces of land

On April 20, 2012, the Company entered into an agreement to purchase two additional concession properties  located  at  Polo  Papagayo,  Guanacaste,  with  a  total  surface  of  approximately  230,000 square  meters  for  $22,895,806,  whereof  fifty  percent  was  to  be  paid  in  cash  and  the  other  fifty percent through a combination of a 10 percent equity share in La Punta (the concession properties in  Polo  Papagayo)  and  five  percent  in  equity  of  Paradisus  Papagayo  Bay  Resort  &  Luxury Villas

(currently under construction). Both of these are located in Costa Rica. The payment schedule was as follows:

-

$0.5 million is required as a cash payment by May 16, 2012

-

$5.0 million is required as a cash payment by August 31, 2012

-

$5.698 million is required as a cash payment by January 31, 2013

-

Equity is required to be transferred upon final payment

On November 13, 2012, the above agreement was amended to decrease the total purchase price to

$17.2  million with no equity payments. The terms  and conditions  of  the cash payment  were to be defined.  Furthermore,  all  payments  by the  Company to  date and  in  the  future  became  refundable.

During  the  second  quarter  of  2013,  the  Company  entered  into  a  new,  revised  agreement  for  the purchase  of  two  additional  concession  properties  at  Polo  Papagayo,  Guanacaste.  The  original contract  as  described  above  was  cancelled  and  replaced  by  a  new  contract,  which  included  the following clauses:

-

The total purchase price is $17,500,000 of which $1,369,816 has been paid as of date of the new revised agreement and therefore $16,130,184 is outstanding as per date of the new, revised agreement.

-

Since the original seller of these two additional concession properties at Polo Papagayo, Guanacaste owes a third party $8,000,000 the Company has to pay $8,000,000 of the purchase price directly to this third party instead of the original seller. The remaining $8,130,184 will be paid directly to the original seller of the concession properties.

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

$8,000,000 in total to Third Party

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

7.

DOWN PAYMENT FOR PROPERTY & EQUIPMENT - CONTINUED

Original Seller

-

$1,000,000 on January 31, 2014 which has not been paid as of the date of this report and is non-refundable.

-

$1,000,000 on February 28, 2014 which has not been paid as of the date of this report and is non-refundable.

-

$1,000,000 on March 31, 2014 which has not been paid as of the date of this report and is non-refundable.

-

$1,000,000 on April 30, 2014 which has not been paid as of the date of this report and is non-refundable.

-

$1,000,000 on May 31, 2014 which has not been paid as of the date of this report and is non-refundable.

-

$1,000,000 on June 30, 2014 which has not been paid as of the date of this report and is non-refundable.

-

$1,000,000 on July 31, 2014 which has not been paid as of the date of this report and is non-refundable.

$1,130,184 on August 31, 2014 which has not been paid as of the date of this report and is non-refundable.

$8,130,184 in total to Original Seller

The Company had paid down-payments on the purchase of these properties of $2,369,816 as of

December 31, 2014 and has made a payment of $100,000 against the purchase price. The Company is in discussions with Meridian regarding an extension of the agreement. Should the Company not be successful in obtaining a time extension for the payment of the purchase price, it would have to write-off $300,000 of that purchase price already paid.

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

2013.  On  that  date,  the  fifth-amendment  expired,  causing  the  Company  to  fall  into  default.

Therefore those amounts paid as non-refundable deposits and taxes related to the property of total

$1,573,957 were expensed on October 16, 2013. The deposits and taxes paid were included in the line  item  “Down  payments  for  property  and  equipment”  in  the  Company’s  Consolidated  Balance

Sheet and were expensed to general and administrative expenses in the Consolidated Statements of

Comprehensive Loss.

On  October  28,  2013  the  Company  concluded  the  Sixth  Amendment  with  the  counterparty  to potentially further the purchase.

On March 28, 2014, the Company decided not to continue with the project due to the changes in the conditions  related  to  the  acquisition  and  an  inability  to  adjust  a  financing  package  to  the  new conditions. As part of the termination and to avoid potential litigation, the Company agreed to pay the  counterparty  approximately  $121,500  (EUR  100,000)  to  settle  any  further  obligation.  The amount of approximately $121,500 (EUR 100,000) has been expensed during 2014 and is included in general and administrative. On April 7, 2014 the amount was paid to the counterparty.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

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

When  available,  the  Company  uses  quoted  market  prices  to  determine  fair  value,  and  classifies such  measurements  within  Level  1.  In  some  cases  where  market  prices  are  not  available,  the

Company  makes  use  of  observable  market  based  inputs  to  calculate  fair  value,  in  which  case  the measurements are classified within Level 2. If quoted or observable market prices are not available,

fair value is based upon internally developed models that use, where possible, current market-based parameters  such  as  interest  rates,  yield  curves  and  currency  rates.  These  measurements  are classified within Level 3.

Fair  value  measurements  are  classified  according  to  the  lowest  level  input  or  value-driver  that  is significant to the valuation. A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable.

Fair  value  measurement  includes the consideration of  nonperformance  risk.  Nonperformance  risk refers to the risk that an obligation (either by counterparty or the Company) will not be fulfilled. For financial  assets  traded  in  an  active  market  (Level  1),  the  nonperformance  risk  is  included  in  the market  price. For  certain  other  financial  assets  and liabilities (Level  2  and 3), the Company’s  fair value calculations have been adjusted accordingly.

As  of  December  31,  2014  and  December  31,  2013,  respectively,  there  are  no  financial  assets  or liabilities measured on a recurring basis at fair value.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

8.

FAIR VALUE MEASUREMENT - CONTINUED

In  addition  to  the  methods  and  assumptions  to  record  the  fair  value  of  financial  instruments  as discussed  above,  the  Company  used  the  following  methods  and  assumptions  to  estimate  the  fair value of our financial instruments:

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

—

Bank liabilities - carrying amount approximated fair value due to the short term nature of bank liabilities.

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

—

EUR– bond (old) – carrying amount approximated fair value due to its short term nature

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

—

Notes  payable  to  related  parties  –  Aires  (non-current)  –  The  fair  values  of  the  notes  payable  to  Aires  International

Investments  Inc.  are  classified  as  level  3.  The  fair  values  of  the  notes  were  determined  by  discounting  cash  flow projections discounted at the respective interest rates of 7.25%, which represents the current market rate based on the creditworthiness of the Company. Hence, the carrying value approximates fair value.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

8.

FAIR VALUE MEASUREMENT - CONTINUED

The fair value of our financial instruments is presented in the table below:

December 31, 2014

December 31, 2013

Carrying

Fair Value     Carrying

Fair Value

Fair Value    Reference

Amount

Amount

Levels

$

$

$

$

Cash and cash equivalents

14,347

14,347

629,673

629,673

1

Note 4

Restricted cash

1,684,934

1,684,934     1,697,974

1,697,974

1

Note 5

Receivables from related

parties – other (current)

27,163

27,163

0

0

3

Note 9

Accounts Payable

6,181,057

6,181,057     7,063,070

7,063,070

1

-

Bank liabilities

153,375

153,375

0

0

1

Note10

Note payable

3,023,759

3,023,759     2,000,000

2,000,000

1

Note 17

Notes payable to related

parties – Dr. M. Rössler

803,223

765,890

938,890

833,715

1

Note 9

(current)

Notes payable to related

parties – Rigendinger (current)

1,914

1,914

600,000

600,000

3

Note 9

Notes payable to related

parties – other (current)

356,963

356,963

116,592

116,592

3

Note 9

Notes payable to related

parties – Mettler (current)

0

0     1,065,963

1,065,963

3

Note 9

EUR-bond (old)

0

0     5,786,248

5,786,248

3

Note 11

EUR-bonds

9,057,986

9,057,986     6,757,065

6,757,065

3

Note 11

CHF-bonds

25,511,898

25,511,898     8,558,443

8,558,443

3

Note 11

Notes payable to related

parties – Aires (non-current)

30,299,312

30,299,312   33,409,095

33,409,095

3

Note 9

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

9.

RELATED PARTY TRANSACTIONS

The advances from (to) related parties are composed as follows:

Receivables

Payables

December 31,

December 31,

December  31,

December 31,

2014

2013

2014

2013

1

Hans Rigendinger

-

-

1,914

600,000

2

Josef Mettler

-

-

-

1,065,963

3

Adrian Oehler

-

-

-

39,002

4

Aires International

-

-

30,299,312

33,409,095

5

Dr. Max Rössler

-

-

803,223

938,890

6

4f capital ag

-

-

-

27,590

7

Akyinyi Interior and

Exterior Decoration

-

-

170,000

50,000

8

Global Care AG

-

-

186,963

-

9

Geoffrey Long

27,163

-

-

-

Total excluding

interest

27,163

-

31,461,412

36,130,540

Accrued interest

-

-

3,818,494

1,693,166

Total

27,163

-

35,279,906

37,823,707

of which non-current

-

-

30,299,312

33,409,095

Related party

Capacity

Interest    Repayment

Rate

Terms

Security

1     Hans Rigendinger     Shareholder, COO and Company board member

3%

none

none

2     Josef Mettler

Shareholder, CEO, CFO and Company board member

3%

none

none

3     Adrian Oehler

Shareholder and chairman of the board SunVesta AG

3%

none

none

(up to first quarter 2014)

4     Aires International

*** see hereinafter ***

5     Dr. Max Rössler

*** see hereinafter ***

6     4f capital ag

Company owned by Josef Mettler (see No. 2)

none

none

none

Akyinyi Interior

7     and Exterior

Company owned by the wife of a Company board

Decoration

member

none

none

none

8     Global Care AG

Company owned by Dr. Max Rössler

none

none

none

9     Geoffrey Long

Head of Accounting “The Americas”

none

none

none

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

9.

RELATED PARTY TRANSACTIONS - CONTINUED

Loan agreement Aires International Investment Inc.

On July 27, 2011, SunVesta AG signed a loan agreement with Aires International Investments Inc.

(“Aires”),  a  company  owned  by  Dr.  Rössler  (a  board  member  of  the  Company).  The  loan agreement was amended on May 11, 2012, on June 21, 2012 and on October 31, 2013.

—    All previous existing loan agreements including amendments between SunVesta Holding AG and Aires

International Investment, Inc. will be cancelled and superseded by the new agreement, signed on October 31, 2013.

—    The loan shall not be due for repayment before December 31, 2017 but at the latest on December 31, 2020.

—    Both parties have the possibility, despite of the scheduled repayment dates, to resign the loan agreement with a notice period of 90 days subject to the subordination noted in the following.

—    The complete loan amount including further additions is subordinated.

—    Yearly interest on the loan is 7.25% and will be credited to the loan account on a quarterly basis, i.e. on March 31,

June 30, September 30 and December 31.

In  addition,  a  fraction  of  the  loan  amounting  to  CHF  10,044,370  was  transferred  from  SunVesta

Holding  AG  to  SunVesta,  Inc.  as  of  December  31,  2012,  as  evidenced  in  a  promissory  note  in

October 2013 with key terms outlined as follows:

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

(B)  So  long  as  the  Company  shall  have  any  obligation  under  this  Note,  the  Company  shall  not,  without  Aires’

written  consent,  redeem,  repurchase  or  otherwise  acquire  (whether  for  cash  or  in  exchange  for  property  or  other securities  or  otherwise)  in  any  one  transaction  or  series  of  related  transactions  any  shares  of  capital  stock  of  the

Company or any warrants, rights or options to purchase or acquire any such shares.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

9.

RELATED PARTY TRANSACTIONS - CONTINUED

Additionally,  another  fraction  of  the  loan  amounting  to  CHF  10,000,000  was  transferred  from

SunVesta  Holding  AG  to  SunVesta,  Inc.  as  of  December  31,  2013,  as  evidenced  in  a  promissory note in March 2014, with the key terms outlined as follows:

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

Due  to the transfer  of  fractions  of  the loan  from SunVesta Holding AG  to SunVesta, Inc.,  foreign exchange  gains  or  losses  are  reflected  in  the  income  statement  rather  than  in  the  comprehensive income (cumulative translation adjustment).

As  of  December  31,  2014  and  December  31,  2013,  the  Company  borrowed  CHF  29.98  million

(approximately   $30.30   million)   and   CHF   31.12   million   (approximately   $31.45   million),

respectively  from  Aires  with  corresponding  accrued  interest  of  CHF  3.78  million  (approximately

$3.82 million) and CHF 1.59 million (approximately $1.61 million), respectively.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

9.

RELATED PARTY TRANSACTIONS - CONTINUED

Loans Dr. Max Rössler

On June 7, 2012, Dr. Rössler (Board member of the Company) provided a short term financing of

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

Rössler and Aires, an act of transfer. Based on this act of transfer, the loan was transferred to Aires and the balance added to the existing loan agreement with Aires.

On July 24, 2012, Dr. Rössler gave a short term loan of $0.43 million that is repayable on May 30,

2014, or on demand within five working days. The Company is not required to pay any interest and can repay the loan either in cash or with the delivery of 10,000 shares of Schindler Holding AG, a publically  traded  entity,  regardless  of  actual  trading  value  on  the  date  of  delivery.  The  Company therefore may recognize a gain if the loan is repaid in Schindler Holding AG shares and the trading price  of  the  shares is less than the amount  due.  On June  4, 2014, Dr. Rössler  agreed to extend the due  date  to  May  30,  2015.  Based  on  the  trading  price  for  Schindler  Holding  AG  shares  on

December 31, 2014, the Company would not have recognized a gain. Therefore the fair value of the loan is the carrying value of the loan.

On August 8, 2012, Dr. Rössler provided additional short term financing of $0.38 million that was due May 30, 2014, or on demand within five working days. The Company is not required to pay any interest  and  can  repay  the  loan  either  in  cash  or  with  the  delivery  of  700  shares  of  Zug  Estates

Holding  AG,  a  publically  traded  entity,  regardless  of  actual  trading  value  on  the date  of  delivery.

The  Company  therefore  may  recognize  a  gain  if  the  loan  is  repaid  in  Zug  Estates  Holding  AG shares and the trading price of the shares is less than the amount due. On June 4, 2014, Dr. Rössler agreed to extend the due date to May 30, 2015. Based on the trading price for Zug Estates Holding

AG shares on December 31, 2014, the Company would have recognized a gain, which has not been recognized by the Company.

On  March  1,  2013,  Dr.  Rössler  extended  another  short  term  loan  for  $0.05  million  that  was repayable on May 30, 2014, or on demand within five working days. The Company is not required to  pay  any  interest  and  can  repay  the  loan  either  in  cash  or  with  the  delivery  of  52,500  shares  of

Daetwyler Holding AG, a publically traded entity, regardless of actual trading value on the date of delivery.  On  October  19,  2014,  the  equivalent  to  the  Daetwyler  Holding  AG  shares  have  been repaid to Dr Rössler.

Loan Global Care AG

During 2014, Global  Care AG loaned the Company $186,963 (CHF 185,000), which amount  was repayable  on  October  31,  2014.  The  loan  includes  a  fixed  interest  payment  of  $20,212  (CHF

20,000). As of the date of this report, both amounts are overdue. According to the agreement, there are no penalties for late payments.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

9.

RELATED PARTY TRANSACTIONS - CONTINUED

Receivable from and loans to Josef Mettler

During the period ended December 31, 2013, the Company borrowed $1,065,963 (CHF 1,054,770)

at 3% interest from Josef Mettler.

In  2014,  the  amount  borrowed  by  the  Company  became  a  loan  receivable  to  the  Company  of

$1,455,214 (CHF 1,439,935) from Mr. Mettler.

On  August  15,  2014,  and  November  17,  2014,  Aires  International  Investments  Inc.  absorbed  the

Company’s receivables from Mr. Mettler in the amount of $851,564 (CHF 842,623) and $603,650

(CHF  597,312)  respectively by crediting the  amount  due  to the  Company against  the  amount  due from the Company to Aires. There are no outstanding receivables from Mr. Mettler as of December

31, 2014.

For the year ended December 31, 2014 and December 31, 2013, the Company expensed no interest but earned interest in 2013.

Receivables 4f capital ag

For   the   year   ended   December   31,   2013,   the   Company   owed   $27,590   (CHF   27,300)   for

commissions to 4f capital ag.

During  the  period  ended  December  31,  2014,  the  amount  owed  by  the  Company  became  a receivable to the Company of $1,142,681 (CHF 1,130,683) from 4f capital ag.

On  August  15,  2014,  and  November  17,  2014,  Aires  International  Investments  Inc.  absorbed  the

Company’s   receivables  from  4f   capital   ag  in  the  amount   of   $114,891  (CHF   113,685)   and

$1,027,790 (CHF 1,016,998) respectively by crediting the amount due to the Company  against the amount due from the Company to Aires.

For the year ended December 31, 2014 and December 31, 2013, the Company expensed no interest but earned interest in 2013.

For the year ended December 31, 2014 and December 31, 2013, the Company incurred no interest expense and earned no interest income for these amounts.

Commissions paid or payable to related parties

During  the  periods  ended  December  31,  2014,  and  December  31,  2013,  the  Company  paid commissions  to  4f  capital  ag  in  the  amount  of  $123,000  and  $291,740,  respectively,  related  to financing  of  the  Company.  4f  capital  ag  is  a  company  owned  and  directed  by  Mr.  Mettler  (Board

Member  and  CEO  of  the  Company)  that  receives  a  commission  of  1.5%  for  new  funds  that  the

Company  receives  based  on  consulting  services  rendered  by  4f  capital  ag.  These  costs  have  been capitalized to debt issuance costs.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

9.

RELATED PARTY TRANSACTIONS - CONTINUED

Hans Rigendinger

In 2013, the Company borrowed $600,000 at 3% interest from Hans Rigendinger. The amount due to Mr. Rigendinger for this loan at December 31, 2014 was $1,914.

Mr. Rigendinger also held bonds denominated in Euros and Swiss Francs valued at approximately

$4,316,000 as of December 31, 2014 and December 31, 2013.

Service fees paid or payable to Akyinyi Interior and Exterior Decoration

During the periods ended December  31, 2014, and December  31, 2013, the Company paid fees to

Akyinyi  Interior  and Exterior  Decoration, which is a company owned by the wife of  a member  of the  Board  of  Directors,  related  to  interior  design  of  the  Papagayo  Gulf  Tourism  project  in  the amount  of  approximately  $120,000  for  both  years.  These  costs  have  been  capitalized  to  property and  equipment.  Through  January  2015,  the  Company  is  committed  to  paying  $10,000  monthly based on the contract with Akyinyi Interior and Exterior Decoration.

Consulting Fees paid or payable to Cambridge Limited Corp.

During the periods ended December  31, 2014, and December  31, 2013, the Company paid fees to

Cambridge Limited Corporation, which is a company owned by the father-in-law  of  a member  of the Board of Directors. These fees related to accounting and consulting services rendered in Costa

Rica for the Company in the amount of approximately $166,851 and $0, respectively.

10.

BANK LIABLITIES

The bank liability at December 31, 2014, represents a temporary, secured overdraft facility, bearing an interest rate of 8.9%.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

11.

BONDS

Description

EUR (€) bond old (repaid)

CHF bond I

Issuer:

SunVesta Holding AG

SunVesta Holding AG

Type of securities:

Bond in accordance with Swiss law

Bond in accordance with Swiss law

Approval by SunVesta AG BOD:

May 12, 2010

June 3, 2011

Volume:

Up to € 25,000,000

Up to CHF 15,000,000

Units:

€1,000

CHF 50,000

Offering period:

11/10/2010 – 04/30/2011

09/01/2011 – 02/28/2012

Due date:

November 30, 2013

August 31, 2015

Issuance price:

100%

100%

Issuance day:

December 1, 2010

September 1, 2011

Interest rate:

8.25% p.a.

7.25% p.a.

Interest due dates:

November 30 of each year,

August 31 of each year,

the first time November 30, 2011

the first time August 31, 2012

Applicable law:

Swiss

Swiss

Description

EUR (€) bond new  I

CHF bond II (parallel)

Issuer:

SunVesta Holding AG

SunVesta Holding AG

Type of securities:

Bond in accordance with Swiss law

Bond in accordance with Swiss law

Approval by SunVesta AG BOD:

October 31, 2013

May 19, 2014

Volume:

Up to €15,000,000

CHF 15,000,000

Units:

€10,000

CHF 10,000

Offering period:

11/07/2013 – 03/31/2014

05/01/2014 – 06/30/2014

Due date:

December 2, 2016

August 31, 2015

Issuance price:

100%

100%

Issuance day::

December 2, 2013

September 01, 2013 (retroactive)

Interest rate:

7.25% p.a.

7.25 % p.a.

Interest due dates:

December 2, 2013

August 31

Applicable law:

Swiss

Swiss

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

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

7.25 % p.a.

Interest due dates:

December 02

Applicable law:

Swiss

The nominal amounts have changed as follows:

CHF Bond

CHF Bond

CHF BOND I

2014

2013

$

$

Balances January 1

8,558,443

5,689,364

Cash inflows

5,542,245

2,650,882

Cash outflows

-

(52,424)

Foreign currency adjustments

(953,513)

528,145

Reclassifications to CHF Bond II

(2,147,983)

Sub-total

10,999,192

8,815,967

Discounts (commissions paid to bondholders)

(670,764)

(476,636)

Accumulated amortization of discounts

474,294

219,112

Unamortized discounts

(196,470)

(257,524)

Balances December 31 (Carrying value)

10,802,722

8,558,443

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

11.

BONDS - CONTINUED

The  reclassification  was  made  from  CHF  bond  I  to  CHF  bond  II.  As  CHF  bond  II  has  identical terms as CHF bond I, this reclassification is neither an extinguishment nor a modification.

As  per  date  of  this  report  the  Company  has  realized  a  cumulative  amount  of  CHF  10,850,000 million ($10,999,192 million) related to CHF Bond I.

EUR-Bond

EUR-Bond

(new)

(new)

2014

2013

USD

USD

Balances December 2

6,757,065

0

Cash inflows

1,562,402

6,603,097

Cash outflows

-

-

Foreign currency adjustments

(963,896)

153,968

Sub-total

7,355,572

6,757,065

Discounts (commissions paid to bondholders)

(17,305)

-

Amortization of discounts

4,729

-

Unamortized discounts

(12,576)

-

Balance December 31 (Carrying value)

7,342,995

6,757,065

As per date of this report the Company has realized a cumulative amount of EUR 6,300,000 million

($7,657,650 million) related to the EURO Bond I.

EUR-Bond

EUR-Bond

old

old

EURO BOND I

2014

2013

$

$

Balances January 1

5,786,248

14,216,707

Cash inflows

-

792,740

Cash outflows

(5,729,712)

(9,727,189)

Foreign currency adjustments

(56,536)

503,991

Sub-total

-

5,786,249

Discounts (commissions paid to bondholders)

(248,195)

(248,195)

Amortization of discounts

248,195

248,195

Unamortized discounts

-

-

Balance December 31 (Carrying value)

-

5,786,248

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

11.

BONDS - CONTINUED

	CHF Bond II	CHF Bond II
	2014	2013
	$	$

Balances January 1	-	-
Cash inflows	12,912,402	-
Cash outflows	-	-
Foreign currency adjustments	243,843	-
Reclassifications from CHF Bond I	2,147,983	-
Sub-total	15,304,228	-
Discounts (commissions paid to bondholders)	(1,041,917)	-
Accumulated amortization of discounts	446,864	-
Unamortized discounts	(595,052)	-
Balances December 31 (Carrying value)	14,709,176	-

As per date of this report the Company has realized a cumulative amount of
CHF 18,278,203 million ($18,472,160 million) related to CHF Bond II.

EURO BOND NEW II	EUR-Bond new II	EUR-Bond new II
	2014	2013
	$	$

Balances January 1	-	-
Cash inflows	1,960,226	-
Cash outflows	-	-
Foreign currency adjustments	(198,968)	-
Sub-total	1,761,258	-
Discounts (commissions paid to bondholders)	(59,740)	-
Amortization of discounts	13,473	-
Unamortized discounts	(46,266)	-
Balances December 31 (Carrying value)	1,714,991	-

As per date of this report the Company has realized a cumulative amount of EUR 1,444,849 million ($1,761,258 million) related to the EURO Bond new II.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

12.

INCOME TAXES

The components of loss before income taxes are as follows:

	December 31, 2014	December 31, 2013

Domestic	(1,571,359)	(2,729,564)
Foreign	(6,379,627)	(8,209,096)
Loss before income tax	(7,950,986)	(10,938,660)

Income taxes relating to the Company’s operations are as follows:

	December 31, 2014	December 31, 2013

Current income taxes
US Federal, state and local	-	-
Foreign	-	-
Deferred income taxes	-	-
US Federal, state and local	-	-
Foreign	-	-
Income tax expense/recovery	-	-

Income taxes at the United States federal statutory rate compared to the Company’s income tax expenses as reported are as follows:

	December 31, 2014	December 31, 2013

Net loss before income tax	(7,950,986)	(10,938,660)
Statutory rate	35%	35%
Expected income tax recovery	(2,782,845)	(3,828,531)
Impact on income tax expense/recovery from
Change in valuation allowance	1,284,444	2,257,544
Different tax rates in foreign jurisdictions	140,441	949,069
Expiration of unused tax loss carry forwards	268,151	966,671
Permanent differences	-	(291,868)
Tax penalty US Federal, state and local	-	-
Difference due to tax review / previous year adjustments	1,263,087	-
Others	(173,278)	(52,885)
Income tax expense	-	-

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

12.

INCOME TAXES - CONTINUED

The Company’s deferred tax assets and liabilities consist of the following:

December 31, 2014

December 31, 2013

Deferred tax assets

Tax loss carry forward

12,342,291

11,057,847

Valuation allowance

(12,342,291)

(11,057,847)

Deferred tax assets/liabilities

-

-

As of April 2, 2012 the Company was advised by the Internal Revenue Service (IRS) of aggregate penalties  amounting  to  $140,000.  This  penalty  concerns  failures  to  file  certain  tax  returns  for  the years  ended  2008,  2009  and  2010.  Despite  an  ongoing  appeal  process,  the  Company  changed  its assessment  during  the  year  ended  December  31,  2012 and  determined  that  it  is  “more  likely  than not” that it will have to pay the penalty. Therefore the Company recorded $140,000 in income tax expense.

As  of  December  31,  2014  and  2013,  there  were  no  known  uncertain  tax  positions.  We  have  not identified any tax positions for which it is reasonably possible that a significant change will occur during the next 12 months.

Pursuant to ASC 740-10-25-3  Income Taxes, an income tax provision has not  been made for  U.S.

or additional foreign taxes since all subsidiaries of the Company are not generating income nor are expected to in the foreseeable future. The company expects that future earnings will be reinvested,

but could become subject to additional tax if they were remitted as dividends or were loaned to the

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

Domestic

Foreign

2015

-

-

2016

-

1,030,195

2017

-

5,576,793

2018

-

9,355,677

2019

-

6,401,213

2020

-

2,688,226

2021

-

1,257,818

Beyond 2021

16,365,208

-

Total operating loss carry forwards

$

16,365,208

26,309,922

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

12.

INCOME TAXES - CONTINUED

The following tax years remain subject to examination:

United States of America

Switzerland

Costa Rica*

2008

YES

NO

N/A

2009

YES

NO

N/A

2010

YES

NO

N/A

2011

YES

NO

N/A

2012

YES

YES

N/A

2013

YES

YES

YES

2014

YES

YES

YES

* The Costa Rican companies are taxable since 2013.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

13.

PENSION PLAN

The  Company  maintains  a  pension  plan  covering  all  employees  in  Switzerland.  The  plan  is considered a defined benefit plan and accounted for in accordance with ASC 715  Compensation -

Retirement Benefits. This model allocates pension costs over the service period of employees in the plan.  The  underlying  principle  is  that  employees  render  services  ratably  over  this  period,  and therefore,  the  income  statement  effects  of  pensions  should  follow  a  similar  pattern.  ASC  715 requires recognition of the funded status, or difference between the fair value of plan assets and the projected  benefit  obligations  of  the  pension  plan  on  the  balance  sheet,  with  a  corresponding adjustment recorded in the net loss. If the projected benefit obligation exceeds the fair value of plan assets, then that difference or unfunded status represents the pension liability.

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

Net periodic pension cost has been included in the Company’s results as follows:
	2014	2013

Projected Benefit Obligations beginning of year	$293,423	239,046
Service cost - current	50,733	56,633
Interest expense	5,356	4,905
Benefit payments and transfers	(12,127)	(13,378)
Actuarial gains/losses	42,749	1,338
Currency translation losses	(27,430)	4,877
Projected Benefit Obligations end of year	$352,704	293,421

Fair Asset Values beginning of year	$202,896	164,970
Expected returns	5,558	5,017
Contributions paid	42,446	45,262
Benefits paid and transfers	(12,127)	(13,378)
Actuarial gains/losses	(3,537)	(2,341)
Currency translation losses	(18,965)	3,365
Fair Asset Value of assets end of year	$216,271	202,895
Net liabilities	$(136,433)	(90,524)

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

13.

PENSION PLAN - CONTINUED

The following were the primary assumptions:

Future  benefits,  to  the  extent  that  they  are  based  on  compensation,  include  salary  increases,  as presented  above,  consistent  with  past  experiences  and  estimates  of  future  increases  in  the  Swiss labor market.

December 31, 2014

December 31, 2013

Assumptions at year end

Discount rate

1.50%

2.00%

Expected rate of return on plan assets

3.00%

3.00%

Future salary increases

1.50%

1.50%

Future pension increases

0.00%

0.00%

Net periodic pension costs have been included in the Company’s results as follows:

December 31, 2014

December 31, 2013

Pension expense

Current service cost

$

50,733

56,633

Net actuarial (gain) loss recorded

(606)

(1,115)

Interest cost

5,356

4,905

Expected return on assets

(5,558)

(5,018)

Employee contributions

(21,223)

(22,631)

Net periodic pension cost

$

28,701

32,776

For  the  years  ended  December  31,  2014  and  December  31,  2013  the  Company  made  cash contributions of $21,200 and $22,600, respectively, to its defined benefit pension plan.

All of the assets are held under the collective contract by the plan’s re-insurance Company and are invested in a mix of Swiss and international bond and equity securities within the limits prescribed by the Swiss Pension Law.

The expected future cash flows to be paid by the Company in respect  of  employer  contribution to the pension plan for the year ended December 31, 2015 are $23,200.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

14.

STOCK COMPENSATION

The  Company  has  included  share  based  compensation  based  on  the  Company’s  SunVesta  Inc.

Stock Option Plan  2013 (“the  Plan”)  as part  of  the total  remuneration in  certain  new  employment and  Board  of  Director’s  contracts.  The  Company  is  authorized  up  to  50,000,000  shares  under  the

Plan.

The purpose of the Plan is to advance the interests of the Company by encouraging its employees to remain associated with the Company and assist  the Company in building value. Such share based remuneration includes either shares or options to acquire shares of the Company’s common stock.

For all employees, fair value is estimated at the grant date. Compensation costs for unvested shares are expensed over the requisite service period on a straight-line basis.

Share Grants – Mr. Hans Rigendinger

On January 1, 2013 the Company granted to Hans Rigendinger 3,500,000 common shares, valued at $0.08 which was the share price and fair value of the shares on the grant date.  These shares were granted  as  a  signing  bonus  with  the  Company.  Additionally,  the  Company  granted  2,500,000 common shares as a retention award due on each anniversary of his signing with the Company. The employment  contract  was  initially  for  three  years  with  an  additional  bilateral  option  for  an additional two years. Therefore, the Company could be required to issue up to 12,500,000 common shares through January 1, 2018. The 2,500,000 retention common shares vested were not issued as of December 31, 2014 and the date of this filing.

Share Grants – Dr. Max Rössler

On  July  3,  2013  the  Company  granted  to  Dr.  Max  Rössler  3,000,000  common  shares,  valued  at

$0.07 which was the share price and fair value of the shares on the grant date. These were issued in connection  with  his  election  to  the  Board  of  Directors.  These  shares  were  officially  issued  on

October 15, 2013.

Share Grants – Mr. Josef Mettler

On July 4, 2013 the Company granted 5,000,000 common shares to Josef Mettler, valued at $0.07,

which  was  the  share  price  and  fair  value  of  the  shares  on  the  grant  date.  These  were  issued  in connection  with  his  employment  agreement.  These  shares  were  officially  issued  on  October  15,

2013. Additionally the Company granted 3,000,000 common shares as a retention award for  each completed year of employment (e.g. first time as per July 4, 2014). The employment contract is for an initial term of three years with an additional  bilateral option for  another two, two-year  periods,

but a maximum of December 31, 2020. Therefore, in total the Company could be requested to issue maximal 21,000,000 common shares up to December 31, 2020 related to the retention bonus. The

3,000,000 retention common shares vested were not issued as of December 31, 2014 and the date of this filing.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

14.

STOCK COMPENSATION - CONTINUED

Share Grants – Mr. José María Figueres Olsen

On  March  10,  2014,  the  Company  authorized  the  issuance  of  500,000  common  shares,  valued  at

$0.10 which was the share price and therefore the fair value on grant date, to José María Figueres

Olsen in connection with his appointment to the Board of Directors. These shares were not issued as  of  December  31,  2014,  and  at  the  date  of  this  report.  Additionally,  on  March  10,  2014,  the

Company agreed to a retention award of 200,000 common shares for each fully completed year of service.

Share Grants – Mr. Howard M. Glicken

On  March  10,  2014,  the  Company  authorized  the  issuance  of  500,000  common  shares,  valued  at

$0.10, which was the share price and therefore the fair value on grant date, to Howard M. Glicken in  connection  with  his  appointment  to  the  Board  of  Directors. These  shares  were  not  issued  as  of

December 31, 2014, and at the date of this report. Additionally, on March 10, 2014, the Company agreed to a retention award of 200,000 common shares for each fully completed year of service.

Based on these contracts the Company has included the following stock-based compensation in the

Company’s results:

Stock-based compensation (shares)

December 31, 2014

December 31, 2013

Shares granted

46,400,000 shares

45,000,000 shares

Fair Value respectively market price on grant date

$0.0744

$0.0734

Total maximal expenses (2013-2020)

$3,450,000

$3,310,000

Shares vested

18,000,000 shares

11,500,000 shares

Unvested shares

28,400,000 shares

33,500,000 shares

A total of 6,500,000 retention common shares vested were not issued as of December 31, 2014.

As of December 31, 2014, the Company expects to record compensation expense in the future up to

$1,762,666 as follows:

Stock-based

Year ending December 31,

compensation

2015

2016

2017

2018

2019

2020

(shares)

$

$

$

$

$

$

Unrecognized

compensation

417,666

410,000

410,000

210,000

210,000

105,000

expense

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

14.

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

(installment A and B) of 5,000,000 options.

Installment A is contingent on obtaining a financing arrangement with a specific counterparty. As of  the grant  date, the fair  value was $300,000. As of July 4, 2013, the Company assessed that this

financing   arrangement   with   the   specific   counterparty   will   not   be   completed.   Therefore   the

Company assessed the probability of completion to be zero and recognized no expense. On July 4,

2013, the Company authorized a revised stock option agreement. This removed the requirement for financing with a specific counterparty and updated for any counterparty. As of date of the revised stock option agreement, the fair value was $246,000. Installment A was modified on July 4, 2013,

since the initial performance condition was improbable to be met. Since the modification changed the  expectation  that  the  options  will  ultimately  vest  and  no  expense  had  been  recognized  for  the original award, the fair value of the modified award has been expensed on a straight line basis over the expected vesting period.

For  installment  B,  it  is  required  that  Meliá  Hotels  International  (“Melía”)  assumes  management responsibilities for Paradisus Papagayo Bay Resort & Luxury Villas. As of grant date, the fair value was $340,000 and the Company estimated that Meliá assumes responsibility as of July 1, 2015. As of March 6, 2014 the Company still assesses the probability that this performance condition will be met at 100%, but the date the performance condition will be achieved was postponed to the fourth quarter 2015, as the opening date was postponed. As of April 14, 2015, the estimated opening date was  postponed  to  the  first  quarter  2017  The  Company  still  assessed  the  probability  that  this performance  condition  will  be  met  at  100%.  Hence, the  remaining fair  value of  the  award  will  be expensed on a straight-line basis over the recalculated expected remaining vesting-period.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

14.

STOCK COMPENSATION - CONTINUED

Stock Options – Dr. Max Rössler

The  Company  granted  to  Dr.  Max  Rössler,  in  connection  with  his  appointment  to  the  Board  of

Directors,  10,000,000  options  on  July  3,  2013.  Each  option  entitles  Dr.  Rössler  to  buy  one

Company share at a strike price of $0.05. These options will be vested in two identical installments

(installment A and B) of 5,000,000 options.

For  installment  A  (5,000,000  options),  it  is  required  to  complete  a  financing  arrangement  for  the

Project. As of grant date, the fair value was $249,835. The Company expensed the total fair value on a straight-line basis over the expected vesting period.

For   installment   B   (5,000,000   options),   it   is   required   that   Meliá   assumes   management

responsibilities for Paradisus Papagayo Bay Resort & Luxury Villas. As of grant date the fair value was  $258,210  and  the  Company  estimated  that  Meliá  would  assume  responsibility  as  of  July  1,

2015. As of March 6, 2014 the Company assessed the probability that this performance condition will be met at 100%, but the date the performance condition will be achieved was postponed to the fourth quarter 2015, as the opening date was postponed. As of April 14, 2015 the estimated opening date  was  postponed  to  the  first  quarter  2017.  The  Company  still  assessed  the  probability  that  this performance  condition  will  be  met  at  100%.  Hence, the  remaining fair  value of  the  award  will  be expensed on a straight-line basis over the recalculated expected remaining vesting-period.

Stock Options – Mr. Josef Mettler

The  Company  granted  to  Josef  Mettler,  in  connection  with  his  employment  contract,  12,000,000 options on July 4, 2013. Each option entitles Mr. Mettler to buy one share at a strike price of $0.05.

These options have three different performance conditions.

For  installment  A  (3,000,000  options),  it  is  required  to  complete  a  bridge  financing  arrangement.

As  of  grant  date  the  fair  value  was  $149,000.  The  Company  expensed  the  total  fair  value  on  a straight-line basis over the expected vesting period.

For  installment  B  (4,000,000  options),  it  is  required  to  complete  a  financing  arrangement  (main financing arrangement  for Paradisus Papagayo Bay Resort  & Luxury Villas). As of  grant date the fair  value  was  $200,000.  The  Company  has  expensed  the  total  fair  value  on  a  straight-line  basis over the expected vesting period.

For   installment   C   (5,000,000   options),   it   is   required   that   Meliá   assumes   management

responsibilities for Paradisus Papagayo Bay Resort & Luxury Villas. As of grant date, the fair value was $258,000 and the Company estimated that Meliá assumes responsibility as of July 1, 2015. As of March 6, 2014 the Company still assesses the probability that this performance condition will be met at 100%, but the date the performance condition will be achieved was postponed to the fourth quarter 2015, as the opening date was postponed. As of April 14, 2015 the estimated opening date was  postponed  to  the  first  quarter  2017.  The  Company  still  assessed  the  probability  that  this performance  condition  will  be  met  at  100%.  Hence, the  remaining fair  value of  the  award  will  be expensed on a straight-line basis over the recalculated expected remaining vesting-period.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

14.

STOCK COMPENSATION - CONTINUED

Summary

A summary of stock options outstanding as per December 31, 2014 is as follows:

Options outstanding

Number of

Weighted average

Weighted average

Options

exercise price

remaining

contractual life

Outstanding January 1, 2014

32,000,000

$ 0.05

8.92 years

Granted

0

Exercised

0

Forfeited or expired

0

Outstanding December 31, 2014

32,000,000

$ 0.05

8.42 years

Exercisable December 31, 2014

0

The  following  table  depicts  the  Company’s  non-vested  options  as  of  December  31,  2014  and changes during the period:

Non-vested options

Shares under Options

Weighted average grant

date fair value

Non-vested at December 31, 2013

32,000,000

$ 0.053

Non-vested-granted

-

-

Vested

-

-

Non-vested, forfeited or canceled

-

-

Non-vested at December 31, 2014

32,000,000

$ 0.053

Under the provisions of ASC 718 Compensation – Stock Compensation, the Company is required to  measure  and  recognize  compensation  expense  related  to  any  outstanding  and  unvested  stock options  previously  granted,  and  thereafter  recognize,  in  its  consolidated  financial  statements,

compensation  expense  related  to  any  new  stock  options  granted  after  implementation  using  a

calculated   fair   value   based   option-pricing   model.   The   Company   uses   the   Black-Scholes

option-pricing  model  to  calculate  the  fair  value  of  all  of  its  stock  options  and  its  assumptions  are based  on  historical  and  available  market  information.  The  following  assumptions  were  used  to calculate the compensation expense and the calculated fair value of stock options granted:

Assumption

December 31, 2014

December 31, 2013

Dividend yield

None

None

Risk-free interest rate used (average)

1.62%

1.62%

Expected market price volatility

80.00%

80.00%

Average expected life of stock options

5.625 years

5.625 years

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

14.

STOCK COMPENSATION - CONTINUED

The  computation  of  the  expected  volatility  assumption  used  in  the  Black-Scholes  calculation  for new  grants  is  based  on  historical  volatilities  of  a  peer  group  of  similar  companies  in  the  same industry. The expected life assumptions are based on underlying contracts.

As of December 31, 2014, the Company had unrecognized compensation expenses related to stock options currently outstanding, to be recognized in future quarters respectively years as follows:

December 31, 2015

December 31, 2016

Stock-based compensation (options)

$

$

Unrecognized compensation expense

173,510

130,133

15.

SUMMARY OF STOCK AND OPTION COMPENSATION EXPENSE

The Company recorded the following amounts related to stock based compensation expense during the periods ended December 31, 2014:

Summary of share and option based compensation

December 31, 2014

December 31, 2013

expense

$

$

Option grants

560,941

837,816

Share grants

542,334

1,145,000

Total (recorded under general & administrative expense)

1,103,275

1,982,816

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

16.

FUTURE LEASE COMMITMENTS

On December  1, 2012, the Company entered into a lease agreement for the premises for its Swiss office with an unrelated entity. The annual rental expense amounts to approximately $130,000 on a fixed term expiring on December 31, 2017.

Future lease commitments

December 31, 2014

December 31,

$

2013

$

2015

130,000

130,000

2016

130,000

130,000

2017

130,000

130,000

2018

-

-

2019*

-

-

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

17.

NOTES PAYABLE

December 31, 2014

December 31, 2013

$

$

Promissory note

2,000,000

2,000,000

Specogna Holding AG

707,428

-

R. Weimar (private investor)

316,331

-

Total

3,023,759

2,000,000

Promissory Note

As part of the completion of the purchase of Altos del Risco on March 9, 2013, the parties agreed that $2,000,000 of consideration is converted into a non-interest bearing and uncollateralized loan payable which was originally due for payment on March 8, 2014, then extended to March 8, 2015.

On  March  16,  2015  the  Company  agreed  with  the  counterparty  to  extend  the  due  date  through

March 16, 2016.

Loans Specogna Holding AG

On  May  15,  2014  the  Company  entered  into  a  short  term  loan  agreement  for  CHF  1.0  million

($1.01 million) with Specogna Holding AG. This loan was repayable on July 31, 2014, and beared a lump remuneration as interest  of  CHF 30,000 (approximately $30,300). This loan was repaid in

2014.

On September 16, 2014, the Company entered into a short term loan agreement for approximately

$736,000 with Specogna Holding AG (“Specogna“) repayable on October 31, 2014, with a fixed interest payment of approximately $32,000. The loan was secured personally and jointly by Dr.

Max Rössler, Mr. Josef Mettler and Mr. Hans Rigendinger. The amounts due to Specogna had been repaid on March 24, 2015 by Aires on behalf of SunVesta AG, with no penalties incurred.

Loan R. Weimar (private investor)

On May 23, 2014, the Company entered into a short term loan agreement for approximately

$376,800 with Roland Weimar (“Weimar”). The loan is repayable in five instalments, (four payments of $84,700, one payment of $38,000), with the initial payment being due on June 2, 2014 and the latest one being due on June 1, 2015. The interest rate is 2 % per annum. The Company repaid $159,017 as of the filing date of this report, whereas $205,000 should have been repaid. The agreement does not stipulate any repercussions for the late payments.

Bruno Wernli

On September 16, 2014, the Company entered into a short term loan agreement for approximately

$568,000 with Bruno Wernli (“Wernli”), repayable on October 31, 2014, with a fixed interest payment of approximately $53,000 (CHF 50,000). The loan was secured personally and jointly by

Dr. Max Rössler, Mr. Josef Mettler and Mr. Hans Rigendinger. The amounts due to Bruno Wernli were repaid on December 19, 2014 by Aires on behalf of the Company.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

18.

OPENING DATE “Paradisus Papagayo Bay Resort & Luxury Villas”

On  June  2,  2014,  the  Company  amended  its  agreement  with  Meliá  (“Sixth  addendum  to  the management agreement of March 8, 2011”) to postpone the opening date as follows:

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

Since the completion date for the Paradisus Papagayo Bay Resort & Luxury Villas development is now anticipated for the first  quarter  of  2017, the Company is in discussions with Meliá regarding

another   addendum   that   would   allow   an   extension   of   the   deadlines   stipulated   in   the   Sixth

addendum. Should the Company not be successful, the penalty would be $5,000,000.

19.

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

The following table presents the Company’s tangible fixed assets by geographic region:

December 31, 2014

December 31, 2013

Location of tangible assets

Switzerland

$

115,210

193,617

Costa Rica

51,086,142

43,178,597

Total

$

51,201,352

43,372,214

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

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

Earnings per share

Year Ended

Year Ended

December 31, 2014

December 31, 2013

Company posted

Net loss

Net loss

Basic weighted average shares outstanding

88,325,165

76,171,495

Dilutive effect of common stock equivalents

None

None

Dilutive weighted average shares outstanding

88,325,165

76,171,495

A total of 6,500,000 common shares vested were not issued as per balance sheet date and included in the basic weighted average shares outstanding.

The   following   table   shows   the   number   of   stock   equivalents   that   were   excluded   from   the

computation of  diluted earnings per  share for the respective period because the effect  would have been anti-dilutive.

Earnings per share

Year Ended

Year Ended

December 31, 2014

December 31, 2013

Options to Hans Rigendinger

10,000,000

10,000,000

Options to Dr. M. Rössler

10,000,000

10,000,000

Options to Josef Mettler

12,000,000

12,000,000

Total Options

32,000,000

32,000,000

Shares to Hans Rigendinger

10,000,000

12,500,000

(retention bonus – non vested)

Shares to Josef Mettler (retention award)

18,000,000

21,000,000

Shares to Howard Glicken and José Maria Figueres

400,000

-

(retention award)

Total Shares

28,400,000

33,500,000

Total Options and Shares

60,400,000

65.500,000

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

21.

GENERAL AND ADMINISTRATIVE EXPENSES

General  and  administrative  expenses  according  consolidated  statement  of  comprehensive  loss include:

General and administrative expenses

December 31, 2014

December 31, 2013

$

$

Rental & related expenses

175,394

171,200

Audit

235,995

174,344

Consulting

1,908,621

1,586,226

Marketing, Investor & public relations

68,828

135,681

Travel expenses

492,323

635,382

Personnel costs including social security’s costs and share

based remuneration

2,904,293

3,268,279

Various other operating expenditures

949,037

778,434

Write-off Hotel Project Atlanta

-

1,573,957

Total according statements of comprehensive loss

6,734,491

8,323,503

22.

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

The status of financing Vista Mar and Vista Bahia is as follows:

On March 10, 2015, the Company executed a letter of engagement with ISM Capital LLP, a

London based investment firm, for the purpose of conducting a $100 million asset backed bond issuance. Despite the firm’s commitment to identify investors, the success of this proposed bond issuance for the amount contemplated or any lesser amount, does not guarantee that all or part of the amount offered will be subscribed.

The Company is also in negotiations to secure a $40 million credit facility from certain general contractors that would be involved in the construction of the Paradisus Papagayo Bay Resort &

Luxury Villas. The terms of this credit facility are being discussed and would complement amounts realized through ISM.

We are also in process of determining the means by which the Company can retire the current

CHF-bond that matures on August 31, 2015, which may include additional debt or equity financings.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated

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

Lack of Appropriate Independent Oversight.  The Board of Directors has not provided an appropriate level of oversight over the Company’s consolidated financial reporting and procedures for internal control since its independent directors have not provided an appropriate level of oversight, including challenging management’s accounting for and reporting of transactions.  Accordingly we determined that this control deficiency as of December 31, 2014, constituted a material weakness.

Failure to Segregate Duties. The Board of Directors has not maintained any segregation of duties within the

Company’s management, instead relying on a single individual to fill the role of Chief Executive Officer,

chief financial officer and principal accounting officer, responsible for a broad range of duties that cannot be properly reconciled with a singular management resource.  Accordingly we determined that this control deficiency as of December 31, 2014, constituted a material weakness.

Insufficient Accounting Resources. The Board of Directors has engaged insufficient internal accounting resources, with an acceptable knowledge of US GAAP processes, to oversee the Company’s consolidated financial reporting and procedures for internal control. Accordingly, we determined that this control deficiency as of December 31, 2014, constituted a material weakness.

US GAAP Knowledge. The Board of Directors has engaged an external consultant to counter the internal lack of US GAAP knowledge however the effectiveness of the external consultant is affected by the

Company’s lack of sufficient internal accounting resources. Accordingly, we determined as of December

31, 2014, that the internal lack of US GAAP knowledge is part of the material weaknesses as stated above.

As a result of the material weaknesses in internal control over financial reporting described above, the

Company’s management has concluded that, as of December 31, 2014, that the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO. The Company intends to remedy its material weaknesses by:

—   forming an audit committee made up of non-managerial directors that will oversee management

—   engaging an individual to serve as chief financial officer and principal accounting officer to segregate the duties of Chief Executive Officer and chief financial officer

—   engaging a new accounting officer that has a working knowledge of GAAP accounting.

Over the current reporting period the Company has appointed two independent directors to provide oversight to the Board of Directors, who might serve as a basis around which to form an audit committee.

The Company also expects to segregate the duties of Chief Executive Officer and chief financial officer in the next annual reporting period.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended December 31, 2014, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of the director and executive officers of the

Company:

Name

Age

Year

Positions Held

Appointed

Josef Mettler

54

2008

CEO, CFO, PAO and Director

Hans Rigendinger

69

2013

COO and Director

Dr. Max Rössler

75

2013

Director

José Maria Figueres

61

2014

Director

Howard Glicken

72

2014

Director

Josef Mettler was appointed Chief Executive Officer, chief financial officer, principal accounting officer,

and director of the Company on September 16, 2008.

Mr. Mettler also serves as a director and employee of SunVesta AG.

Business Experience

From 1995 until 2005 Mr. Mettler was co-owner and managing director of Bonne Ville Group AG, a Swiss company specializing in information technology services. Mr. Mettler was responsible for marketing,

business development, and IT project management. While at Bonne Ville he co-founded OpenLimit

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

Mr. Rigendinger also serves as a director and employee of SunVesta AG.

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

Paradisus Papagayo Bay Resort & Luxury Villas.

Mr. Rigendinger earned a Master’s Degree in Civil Engineering, with an emphasis on supporting structures and foundations (Civil and Structural Engineering) at the Swiss Federal Institute of Technology in 1969.

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

Dr. Rössler studied mathematics at the Swiss Federal Institute of Technology Zurich (ETH) and

earned his doctorate at Harvard University.

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

Mr. Figueres completed his undergraduate studies at the United States Military Academy (West Point) and

completed his Master’s Degree in Public Administration at the John F. Kennedy School of Government at

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

Term of Office

Our directors were appointed for a one (1) year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers were appointed by our Board of Directors and will hold office until the expiration of their employment contracts or removal by the board.

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

December 31, 2014, failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act except the following:

-

Jose Maria Figueres failed to file a Form 3 in connection with his appointment to the Board of Directors

-

Howard H. Glicken failed to file a Form 3 in connection with his appointment to the Board of Directors

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

The Board of Directors has not established a compensation committee, nominating committee or compliance and ethics committee.

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

ITEM 11.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Chief Executive Officer

Our chief executive officer has an employment agreement dated July 4, 2013, with the Company and an employment agreement dated January 5, 2011with SunVesta AG pursuant to which he receives a base salary and is entitled to receive a bonus for his service in addition to certain benefits including per diem allowances, car allowances, housing allowances, and representation allowances. The employment agreement with the Company also provides for a signing bonus payable in cash and Company stock, stock options and an annual retention award. The initial term of the Company employment agreement expires on

December 31, 2016, and can be renewed for two successive two year terms. The total compensation package is deemed appropriate for our chief executive officer and was approved by the Company’s and

SunVesta AG’s board of directors respectively.

For the year ended December 31, 2014, $1,293,968 was paid to or accrued for our chief executive officer of which $537,314 was salary, $546,269 was a bonus, and $210,385 in all other compensation of which

$123,000 was commission paid to 4f capital ag, $19,666 was out of pocket expenses, $51,331 was car allowances and $16,388 was board of directors fees for service to both SunVesta AG and SunVesta Projects

& Management AG.

For the year ended December 31, 2013, $2,998,000 was paid to our chief executive officer of that amount

$432,000 was salary, $72,000 a signing bonus, $291,740 was commission paid to 4f capital ag, $1,820,000 was restricted common stock, $607,000 was stock options and $67,000 in all other compensation of which

$1,000 was for housing benefits in Costa Rica, $18,000 for out of pocket expenses, and $48,000 for car allowances.

The decrease in 2014 annual compensation over that compensation realized by our chief executive officer in 2013 can be primarily attributed to the decrease in fair value attributed to non-cash items such as restricted common stock and stock options. Otherwise, our chief executive’s cash compensation over the period slightly increased. We expect annual compensation to remain relative consistent over the term of the respective employment agreements.

Chief Operating Officer

Our Chief Operating Officer has an employment agreement dated December 31, 2012, with the Company and an employment agreement dated January 17, 2013 with SunVesta AG, pursuant to which he receives a base salary and is entitled to receive a bonus for his service to the Company in addition to certain benefits including per diem allowances, car allowances, housing allowances, and representation allowances. The employment agreement with the Company also provides for a signing bonus payable in Company stock,

stock options and an annual retention award. The initial term of the employment agreement expires on

December 31, 2015, and can be renewed for two successive one year terms. The compensation package is deemed appropriate for our chief operating officer and was approved by the Company’s and SunVesta

AG’s Board of Directors respectively.

For the year ended December 31, 2014, $317,284 was paid to or accrued for our chief operating officer, of that amount $256,657 was salary, $38,776 in car allowances and $21,851 was board of directors’ fees for service to both SunVesta AG and SunVesta Projects & Management AG.

For the year ended December 31, 2013, $2,196,000 was paid to our chief operating officer of that amount

$240,000 was salary, $1,280,000 in restricted common stock, $640,000 in stock options and $36,000 in all other compensation all of which was for car allowance.

The decrease in 2014 annual compensation over that compensation realized by our chief operating officer in

2013 can be primarily attributed to the decrease in fair value attributed to non-cash items such as restricted common stock and stock options. Otherwise, our chief operating officer’s cash compensation over the period slightly increased. We expect annual compensation to remain relative consistent over the term of the respective employment agreements.

While we believe that our current approach to executive compensation is appropriate at this time, we expect to expand our executive compensation program to other individuals as our business develops.

Summary

The following table provides summary information for the years ended December 31, 2014 and 2013 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the Chief

Executive Officer and (ii) any other employee to receive compensation in excess of $100,000:

Executive Summary Compensation Table

Name and

Year

Salary

Bonus

Stock

Option

Non-Equity

Change in

All Other

Total

Principal

($)

($)

Awards

Awards

Incentive Plan

Pension Value

Compensation

($)

Position

($)

($)(1)

Compensation

and

($)

($)

Nonqualified

Deferred

Compensation

($)

Josef Mettler

2014

537,314

546,269

-

-

210,385    1,293,9687

CEO, CFO,

2013

432,000

72,000

1,820,000     607,000

-

-

67,000      2,998,000

PAO

Hans

2014

256,657

-

-

-

60,627

317,284

Rigendinger

2013

240,000

-

1,280,000     640,000

-

-

36,000      2,196,000

COO

(1)   See Note 13 to the audited financial statements included in this Form 10-K for the year ended December 31, 2014, for further information concerning the Company’s reliance on the Black Sholes option-pricing model to calculate the fair value of stock options

Outstanding Equity Awards

The following table provides summary information for the period ended December 31, 2014, concerning unexercised options, stock that has not vested, and equity incentive plan awards by the Company to or on behalf of (i) the Chief Executive Officer and chief financial officer and (ii) the three most highly compensated individuals whose total compensation exceeds $100,000:

Outstanding Equity Awards at Fiscal Year-End

Option awards

Stock awards

Equity

incentive

plan

Equity

awards:

incentive

market or

plan

Number

Equity

payout

awards:

of

Market

incentive plan    value of

Number of

number of

shares

value of

awards:

unearned

securities

Number of

securities

or units

shares or

number of

shares,

underlying

securities

underlying

of stock      units of

unearned

units or

unexercised     underlying

unexercised     Option

that

stock that      shares, units or  other rights

options

unexercised

unearned

exercise     Option

have not     have not

other rights that that have

(#)

options

options

price

expiration    vested

vested(6)

have not vested not vested

Name

exercisable      (#) exercisable

(#)

($)

date

(#)

($)

(#)

($)

Josef Mettler

0     12,000,000(1)

-

0.05   July 2, 2023

-

0.06      18,000,000(4))

-

Hans

Rigendinger

0     10,000,000(2)

-

0.05   December

31, 2022

-

0.06     10,000,000(5)

-

(1)    Mr. Mettler’s stock options vest on the completion of certain business development milestones as follows: 3,000,000 stock option on that date on which the Company or a related entity completes a bridge financing for the Papagayo Bay Resort & Luxury

Villas; 4,000,000 stock options on that date on which the Company or related entity completes a financing sufficient to complete the

Papagayo Bay Resort & Luxury Villas; and 5,000,000 stock options on that date on which Meliá assumes management responsibility for the Papagayo Bay Resort & Luxury Villas.

(2)  Mr. Rigendinger’s stock options vest on the completion of certain business development milestones as follows: 5,000,000 stock options on that date on which the Company or related entity completes a financing sufficient to complete the Papagayo Bay

Resort & Luxury Villas; and 5,000,000 stock options on that date on which Meliá assumes management responsibility for the

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

(5)  The per share value at December 31, 2014, was $0.06.

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

The following table provides summary information for the year ended December 31, 2014, concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of its directors.

Director Summary Compensation Table

Name

Fees earned

Stock

Option

Non-equity

Nonqualified

All other

Total

or paid in

awards

Awards

incentive plan

deferred

compensation

($)

cash

($)

($)

compensation

compensation

($)

($)

($)

($)

Dr. Max Rössler

-

-

-

-

-

-

-

Jose Maria

-      70,000

-

-

-

-

70,000

Figueres

Howard H.

-      70,000

-

-

-

-

70,000

Glicken

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s  83,541,603 shares of common stock issued and outstanding as of April 15, 2015 with respect to: (i) all directors; (ii)

each person known by us to be the beneficial owner of more than five percent of our common stock; and

(iii) our directors and executive officers as a group.

Names and Addresses of Managers and

Beneficial Owners

Title of Class

Number of Shares

Percent of

Class

Joseph Mettler

CEO, CFO, PAO and Director

97 Seestrasse, CH-8942

Common

8,191,514(1)

10.0%

Oberrieden, Switzerland

Hans Rigendinger

COO and Director

97 Seestrasse, CH-8942

Common

25,216,084(2)

30.2%

Oberrieden, Switzerland

Dr. Max Rössler

Director

97 Seestrasse, CH-8942

Common

3,000,000(3)

3.6%

Oberrieden, Switzerland

José Maria Figueres

Director

97 Seestrasse, CH-8942

Common

0(4)

0.0%

Oberrieden, Switzerland

Howard M. Glicken

Director

97 Seestrasse, CH-8942

Common

700,000(5)

0.8%

Oberrieden, Switzerland

Officer and directors (5) as a group

Common

36,407,598

43.69%

Zypam Ltd.

Jasmin Court 35A, Regent Street

Common

2,418,180

2.9%

P.O. Box 1777, Belize City, Belize

(1)  Common stock attributed to Mr. Mettler includes 2,418,180 shares held by Zypam Ltd., a related entity. Mr. Mettler also holds

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

(4)  José Maria Figueres is entitled to 500,000 shares in connection with his appointment to the Board of Directors and he can earn an additional 200,000 shares on each anniversary of service as a director.

(5)  Howard M. Glicken is entitled to 500,000 shares in connection with his appointment to the Board of Directors and he can earn an additional 200,000 shares on each anniversary of service as a director.

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

Over our last fiscal year, the Company paid or accrued fees of approximately $ 123,000 to 4f Capital AG for commission based financing services rendered by an entity related to Josef Mettler, one of our directors and

Chief Executive Officer.

Over our last fiscal year, the Company paid or accrued fees of approximately $120,000 to Akyinyi Interiors and Exterior Decoration for interior design based consulting services rendered by an entity related to the wife of Josef Mettler, one of our directors and Chief Executive Officer.

Over  the  last  fiscal  year,  the  Company  paid  fees  of  approximately  $166,851  to  Cambridge  Limited

Corporation, related to accounting and consulting services rendered in Costa Rica, which entity is owned by the father-in-law of Josef Mettler, one of our directors.

Over the last fiscal year, the Company obtained a loan in the amount of $186, 963 from Global Care AG, an entity related to Dr. Max Rössler, one of our directors.

Over the last fiscal year, the Company decreased its loan obligation to Aires International Investment, Inc.

on settlement of receivable due from Josef Mettler and 4f Capital in the aggregate amount of $2,597,895 and an exchange difference on the Swiss Franc portion of the loan obligation.

Over the last fiscal year, the Company obtained loans and proffered loans to Josef Mettler, one of our directors and Chief Executive Officer. The Company expensed no interest and earned no interest for these loans and receivables.

Over the last fiscal year, the Company advanced funds against future commissions to 4f Capital AG, for commission based financing services rendered by an entity related to Josef Mettler, one of our directors and

Chief Executive Officer. The Company expensed no interest and earned no interest for these loans and receivables.

Over the last fiscal year, the Company entered into a compensation arrangement with Jose Maria Figueres in connection with his service to the Board of Directors pursuant to which it authorized the issuance of five hundred thousand (500,000) shares of restricted common stock to Mr. Figueres and retention compensation of two hundred thousand (200,000) shares of restricted common stock paid on each annual anniversary of

Mr. Figueres’ service to the Board of Directors.

Over the last fiscal year, the Company entered into a compensation arrangement with Howard H. Glicken in connection with his service to the Board of Directors pursuant to which it authorized the issuance of five hundred thousand (500,000) shares of restricted common stock to Mr. Glicken and retention compensation of two hundred thousand (200,000) shares of restricted common stock paid on each annual anniversary of

Mr. Glicken’s service to the Board of Directors.

Director Independence

The Company is quoted on the Over the Counter inter-dealer quotation system, which does not have director independence requirements. However, for purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15) which states that a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, as of

December 31, 2014, we consider two of our directors independent since neither is employed by the

Company.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees and Services

BDO Visura International AG (“BDO”) has provided audits of our annual financial statements and a review of our quarterly financial statements for the periods ended December 31, 2014 and December 31, 2013 respectively. The following is an aggregate of fees billed during each of the last fiscal years for professional services rendered by each of our principal accountants.

BDO Fees and Services

2014

Audit fees

$

212,600

Audit-related fees

-

Tax fees - preparation and filing of three major tax-related forms and tax planning.

-

All other fees - other services provided by our principal accountants.

-

Total fees paid or accrued to our principal accountants

$

212,600

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

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages

F-1 through F-47, and are included as part of this Form 10-K:

Financial Statements of the Company for the years ended December 31, 2014 and 2013:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Comprehensive Loss

Consolidated Statements of Stockholders’ Deficit

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 41 of this Form 10-K, and are incorporated herein by this reference.

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

SUNVESTA, INC.

/s/ Josef Mettler                                                              April 15, 2015

Josef Mettler

Chief Executive Officer, Chief Financial Officer

Principal Accounting Officer and Director

/s/ Hans Rigendinger                                                       April 15, 2015

Hans Rigendinger

Chief Operating Officer and Director

Signature

Title

Date

/s/ Josef Mettler

Director, Chief Executive Officer,

April 15, 2015

Josef Mettler

Chief Financial Officer, and

Principal Accounting Officer

/s/ Hans Rigendinger

Director, Chief Operating Officer

April 15, 2015

Hans Rigendinger

/s/ Dr. Max Rossler

Director

April 15, 2015

Dr. Max Rössler

/s/ Jose Maria Figueres

Director

April 15, 2015

Jose Maria Figueres

/s/ Howard H. Glicken

Director

April 15, 2015

Howard H. Glicken

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