Form 10-Q
period 2015-03-31
SUNVESTA, INC.
filed 2015-05-20
CIK 1060409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE  SECURITIES  EXCHANGE  ACT  OF

1934 for the quarterly period ended March 31, 2015.

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

Act). Yes ☐ No ☑

Indicate  the  number  of  shares  outstanding  of  each  of  the  issuer’s  classes  of  common  stock,  as  of  the  latest practicable  date.  The  number  of  shares  outstanding  of  the  issuer’s  common  stock,  $0.01  par  value  (the  only class of voting stock), at May 20, 2015, was 83,541,603.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Consolidated Balance Sheets as of March 31, 2015 (Unaudited)  and December 31,

4

2014

Unaudited  Consolidated Statements of Operations and Comprehensive Loss

5

(unaudited) for the three months ended March 31, 2015 and March 31, 2014 amounts

Unaudited  Consolidated Statements of  Stockholders’ Equity (unaudited) for the

6

three months ended March 31, 2015

Unaudited  Consolidated Statements of Cash Flows (unaudited) for the three months

7

ended March 31, 2015 and March 31, 2014

Notes to Unaudited  Consolidated Financial Statements

8

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of

34

Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

44

Item 4.

Controls and Procedures

44

PART II-OTHER INFORMATION

Item 1.

Legal Proceedings

45

Item 1A.

Risk Factors

45

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

45

Item 3.

Defaults Upon Senior Securities

46

Item 4.

Mine Safety Disclosures

46

Item 5.

Other Information

46

Item 6.

Exhibits

46

Signatures

47

Index to Exhibits

48

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

SUNVESTA, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2015

December 31, 2014

(Unaudited)

Assets

Current assets

Cash and cash equivalents

$

106,445     $

14,347

Receivable from related parties

25,927

27,163

Other assets

278,698

289,156

Total current assets

411,070

330,666

Non-current assets

Property and equipment - net

52,718,276

51,201,352

Deposits related to construction work

817,389

820,565

Debt issuance costs - net

1,458,452

2,006,849

Down payment for property and equipment

2,469,816

2,369,816

Restricted cash

1,688,297

1,684,934

Total non-current assets

59,152,230

58,083,516

Total assets

$

59,563,300

58,414,182

Liabilities and stockholders' equity (deficit)

Bank liabilities

-

153,375

Accounts payable

5,535,450

6,181,057

Accrued expenses

6,842,622

5,444,514

Note payable

2,195,551

3,023,759

Notes payable to related parties

1,239,545

1,162,100

CHF-Bond

28,729,655

25,511,898

Total current liabilities

44,542,823

41,476,703

Non-current liabilities

EUR-Bond

8,355,929

9,057,986

Notes payable to related parties

33,085,285

30,299,312

Other long term debts

64,803

74,837

Pension liabilities

139,998

136,433

Total non-current liabilities

41,646,015

39,568,568

Total liabilities

86,188,838

81,045,271

Stockholders' equity (deficit)

Preferred stock, $0.01 par value;

50,000,000 share authorized no shares issued

and outstanding

-

-

Common stock, $0.01 par value;

200,000,000 shares authorized; 75,541,600 and

83,541,603 shares issued and outstanding

835,416

835,416

Additional paid-in capital

23,186,390

22,942,486

Accumulated other comprehensive income /loss

215,385

1,265,590

Accumulated deficit

(50,862,729)

(47,674,581)

Total stockholders' equity (deficit)

(26,625,538)

(22,631,089)

Total liabilities and stockholders' equity (deficit)     $

59,563,300

58,414,182

The accompanying notes are an integral part of these consolidated financial statements.

4

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three months ended March 31,

	2015	2014
	(Unaudited)	(Unaudited)
Revenues
Revenues, net	$-	-
Cost of revenues	-	-
Gross profit	-	-

Operating expenses
General and administrative expenses	$(1,856,467)	(2,051,992)
Total operating expenses	(1,856,467)	(2,051,992)

Loss from operations	$(1,856,467)	(2,051,992)

Other income / - expenses
Interest income	6,784	-
Interest expense	(1,328,911)	(554,626)
Amortization of debt issuance costs and commissions	(446,204)	(73,797)
Exchange differences	463,442	(157,157)
Other income / - expenses	(25,641)	(58,523)
Total other income / - expenses	$(1,330,530)	(844,103)

Loss before income taxes	$(3,186,997)	(2,896,095)
Income Taxes	(1,151)	-
Net loss	$(3,188,148)	(2,896,095)

Comprehensive income /(loss)
Foreign currency translation	(1,050,205)	(204,812)
Comprehensive income / (loss)	$(4,238,353)	(3,100,907)

Loss per common share
Basic and diluted	$(0.03)	(0.03)

Weighted average common shares
Basic and diluted	92,607,159	86,247,159

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

Common

Additional

Accumulated

Accumulated

Treasury

Total

Stock

Paid in

Other

deficit

Stock

Stockholders’

Capital

Comprehensive

Equity

Income (Loss)

(Deficit)

December 31, 2014

$

835,416     $

22,942,486     $

1,265,590     $

(47,674,581)     $

-     $

(22,631,089)

Net loss

-

-

-

(3,188,148)

-

(3,188,148)

Translation adjustments

-

-

(1,050,205)

-

-

(1,050,205)

Stock based compensation

-

243,904

-

-

-

243,904

expense

March 31, 2015

$

835,416     $

23,186,390     $

215,385     $

(50,862,729)     $

-     $

(26,625,538)

The accompanying notes are an integral part of these consolidated financial statements.

6

SUNVESTA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	January 1 to March 31, 2015	January 1 to March 31, 2014
	Unaudited	Unaudited

Cash flows from operating activities
Net loss	$(3,188,148)	(2,896,095)
Adjustments to reconcile net loss to net cash
Depreciation and amortization	16,802	14,194
Amortization of debt issuance cost and commissions	446,204	73,797
Unrealized exchange differences	(551,593)	157,157
Stock compensation expense	243,904	583,592
Increase in pension fund commitments	-	1,010
- Increase / decrease in:
Other current assets	11,590	(38,660)
Accounts payable	(771,197)	(377,411)
Accrued expenses	1,322,708	1,495,718
Net cash used in operating activities	(2,469,730)	(986,698)

Cash flows from investing activities
Receivables from related parties	1,994	-
Purchase of property and equipment	(765,999)	(2,198,136)
Deposits related to construction	3,311	42,461
Down payments for property and equipment	(101,945)	-
Restricted cash	16	-
Net cash used in investing activities	(862,623)	(2,155,675)
Cash flows from financing activities
Decrease in bank liabilities	(153,375)
Proceeds from notes payable related parties	1,294,163	644,767
Repayment of notes payable related parties	-	(594,045)
Proceeds from notes payable	-	2,818,172
Proceeds from bond issuance, net of commissions	2,660,356	5,803,055
Repayment of bonds	-	(4,989,073)
Payment for debt issuance costs	(256,268)	(945,934)
Changes in other debt	(119,601)	-
Purchase/Sale of treasury stock	-	10,300
Net cash provided by financing activities	3,425,275	2,747,242
Effect of exchange rate changes	(824)	8,318
Net increase / - decrease in cash	(92,098)	(386,813)
Cash and cash equivalents, beginning of period	14,347	629,673
Cash and cash equivalents, end of period	$106,445	242,860

Additional information
Capitalized interest and debt issuance costs for construction (non-cash)	765,000	597,999
Repayment of Specogna Holding AG loan by Aires	707,428	-
Interest paid	160,000

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

Capital Partners LLC (“Profunda”), a US company.

In  January  2005,  the  Company  changed  its  business  focus  to  the  development  of  holiday resorts  and  investments  in  the  hospitality  and  related  industry.  The  Company  has  one  major project  in  Costa  Rica.  Planning  for  this  project  has  been  fully  completed,  all  consents  have been granted, except that consent required under “Article 21” in connection with access to the beachfront  associated  with  the  project.  Excavation  work  began  in  March  2013  and  site  work continues.  The  Company  is  still  in  process  of  completing  the  financing  of  the  project  and  has not realized revenue to date. Since the financing of the project is not complete, the Company’s activities are subject to significant risks and uncertainties.

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

December 31, 2014, filed with the Securities and Exchange Commission. These statements do include  all  normal  recurring  adjustments  which  the  Company  believes  necessary  for  a  fair presentation of the statements.  The interim results of operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2015.

Except  as  indicated  in  the  notes  below,  there  have  been  no  other  material  changes  in  the information disclosed in the notes to the financial statements included in the Company’s Form

10-K   for   the   year   ended   December   31,   2014,   filed   with   the   Securities   and   Exchange

Commission.

2.

SIGNIFICANT ACCOUNTING POLICIES

New accounting standard updates

In   August   2014,   the   Financial   Accounting   Standards   Board   (FASB)   issued   Accounting

Standards  Updates  (ASU)  2014-15  requiring  an  entity’s  management  to  evaluate  whether there  are  conditions  or  events,  considered  in  aggregate,  that  raise  substantial  doubt  about entity’s  ability to  continue  as  a  going concern  within one  year  after  the  date  that  the  financial statements  are  issued  (or  within  one  year  after  the  date  that  the  financial  statements  are available  to  be  issued  when  applicable).  The  amendments  to  (ASU)  2014-15  are  effective  for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early  application  is  permitted.  The  Company  is  in  the  process  of  evaluating  the prospective impact of (ASU) 2014-15 will have on its balance sheet.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

195,000,000

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

March  31,  2015  and  the  filing  date,  though  future  anticipated  cash  outflows  for  investing activities will continue to depend on the availability of financing.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

4.

CASH AND CASH EQUIVALENTS

Cash  and  cash  equivalents  are  available  to  the  Company  without  any  restriction  or  limitation on  withdrawal  and/or  use  of  these  funds.  The  Company’s  cash  equivalents  are  placed  with financial  institutions  that  maintain  high  credit  ratings.  The  carrying  amounts  of  these  assets approximate their fair value.

Cash & cash

USD ($)

EURO

CHF

CRC

Total

Total

equivalents

March 31, 2015

December 31, 2014

original currency

18,491

10,955

73,202

84,135

in $

18,491

11,887

75,912

155

106,445

14,347

USD ($)  =

US Dollar

EURO     =

Euro

CHF

=

Swiss Francs

CRC

=

Costa Rican Colón

5.

RESTRICTED CASH

As of March 31, 2015, the Company has the following restricted cash positions:

March 31,

December 31,

Restricted Cash

2015

2014

$

$

Credit Suisse in favor of

BVK Personalvorsorge des Cantons Zurich

132,635

129,272

HSBC in favor of

Costa Rican Tourism Board

370,000

370,000

Banco Nacional de Costa Rica in favor of the

Costa Rican Environmental Agency – SETENA

622,312

622,312

Banco National de Costa Rica in favor of the Costa

Rican Tourism Board

563,350

563,350

Gross

1,688,297

1,684,934

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

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

6.

PROPERTY & EQUIPMENT

March 31, 2015

December 31, 2014

Land

$

19,700,000

19,700,000

IT Equipment

185,846

185,846

Other equipment and furniture

280,284

277,557

Leasehold improvements

66,617

66,617

Vehicles

139,000

139,000

Construction in-process

32,806,558

31,275,559

Gross

53,178,305

51,644,579

Less accumulated depreciation

(460,029)

(443,227)

Net

$

52,718,276

51,201,352

Depreciation expenses for the period ended

March 31, 2015 and 2014

16,802

14,194

Property  and  equipment  is  comprised  primarily  of  land  held  in  Costa  Rica  that  is  currently being developed for hotels and capitalized project costs in connection with the Papagayo Gulf

Tourism  project.  The  land  amounts  to  $19.7  million  comprised  of  $7  million  related  to  the concession held by Rich Land (~84,000 m2) and $12.7 million held by AdR (~120,000 m2).

The  Rich  Land  concession  is  a  right  to  use  the  property  for  a  specific  period  of  time  of  20 years  from  the  date  of  grant,  which  thereafter  can  be  renewed  at  no  further  cost,  if  the

landholder   is   up   to   date   with   its   obligations   and   if   there   is   no   significant   change   in

government  policies.  The  current  concession  expires  in  June  2022.  The  AdR  concession  is also a right to use the property for a specific period of time of 30 years from the date of grant,

which  thereafter  can  be  renewed  at  no  further  cost,  if  the  landholder  is  up  to  date  with  its

obligations   and   if   there   is   no   significant   change   in   government   policies.   The   current

concession  expires  in  November  2036.  For  both  properties  concession  extension  requests  for

30  years  (Rich  Land)  and  15.5  years  (AdR)  were  filed  during  third  quarter  2013,  which requests  have  since  been  updated  to  request  an  additional  50  years  for  each.  These  extension requests have not been answered as of date of this report.

The  construction  in  process  through  December  31,  2014  and  March  31,  2015,  is  represented primarily by architectural work related to the hotel  and apartments as well as site work on the respective properties.

Deposit related to construction work

During  the  quarter  ended  March  31,  2015,  most  of  the  main  earthmoving  groundwork  has been  completed  for  which  work  the  Company  has  paid  several  deposits  to  contractors.  These deposits  will  be  offset  against  invoices  for  such  groundwork.  As  of  March  31,  2015  and

December 31, 2014, the Company has deposits of $817,389 and $820,565 respectively, which have not yet been set off.

Guaranty Retention

During  the  quarter  ended  March  31,  2015,  most  of  the  main  earthmoving  groundwork  has been  completed.  Due  to  this  development,  the  Company  has  received  several  invoices  from contractors.  The  Company  has  retained  some  amounts  related  to  construction  work.  As  soon as  the  Company  releases  the  corresponding  work  retention  the  retention  will  be  paid.  As  of

March  31,  2015  and  December  31,  2014,  the  Company  had  guaranty  retention  in  the  amount of $70,551 and $0, which is stated in accrued expenses.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

7.

DOWN PAYMENTS FOR PROPERTY & EQUIPMENT

March 31, 2015

December 31, 2014

La Punta (neighboring piece of land)

$

2,469,816

2,369,816

Hotel Project Atlanta

$

-

-

Altos del Risco

$

-

-

Gross

$

2,469,816

2,369,816

Write off Hotel Project Atlanta

$

-

-

Total (net)

$

2,469,816

2,369,816

Agreement to purchase neighboring pieces of land

On  April  20,  2012,  the  Company  entered  into  an  agreement  to  purchase  two  additional concession  properties  located  at  Polo  Papagayo,  Guanacaste,  Costa  Rica  with  a  total  surface of approximately 230,000 square meters for $22,895,806, whereof fifty percent was to be paid in  cash  and  the  other  fifty  percent  through  a  combination  of  a  10  percent  equity  share  in  La

Punta  (the  concession  properties  in  Polo  Papagayo)  and  a  five  percent  in  equity  of  Paradisus

Papagayo  Bay  Resort  &  Luxury  Villas  (currently  under  construction).  The  payment  schedule was as follows:

-

$0.5 million is required as a cash payment by May 16, 2012

-

$5.0 million is required as a cash payment by August 31, 2012

-

$5.698 million is required as a cash payment by January 31, 2013

-

Equity is required to be transferred upon final payment

On  November  13,  2012,  the  above  agreement  was  amended  to  decrease  the  total  purchase price  to  $17.2  million  with  no  equity  shares.  The  terms  and  conditions  of  the  cash  payment were to be defined. Furthermore, all  payments by the Company to date and in the future were to  be  refundable  in  the  event  the  Company  did  not  complete  the  purchase.  During  the  second quarter  of  2013,  the  Company  entered  into  a  new  agreement  for  the  purchase  of  the  two additional  concession  properties.  The  original  contract  as  described  above  was  cancelled  and replaced by a new contract, which included the following clauses:

-

The total purchase price is $17,500,000 of which $1,369,816 has been paid as of date of the new agreement and therefore $16,130,184 remained outstanding as per date of the new agreement.

-

Since the original seller of these two additional concession properties at Polo Papagayo, Guanacaste owed a third party $8,000,000 the Company was to pay $8,000,000 of the purchase price directly to this third party instead of the original seller. The remaining $8,130,184 was to be paid directly to the original seller of the concession properties.

-

The payment schedule for these two additional concession properties at Polo Papagayo Guanacaste was as is detailed hereinafter:

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

March 31, 2015

7.

DOWN PAYMENTS FOR PROPERTY & EQUIPMENT - Continued

Original Seller

-

$1,000,000 on January 31, 2014 which has not been paid as of the date of this report and is non-refundable.

-

$1,000,000 on February 28, 2014 which has not been paid as of the date of this report and is non-

refundable.

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

$8,130,184 in total to Original Seller

The  Company  had  paid  down-payments  on  the  purchase  of  these  properties  of  $2,469,816  as of March 31, 2015 and has made an additional refundable payment of $100,000 subsequent to period end against the purchase price. The Company is in discussions with the Original  Seller regarding  an  extension  of  the  agreement.  Should  the  Company  not  be  successful  in  obtaining a  time  extension  for  the  payment  of  the  purchase  price,  it  will  have  to  write-off  $300,000  of that purchase price already paid.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

When  available,  the  Company uses  quoted  market  prices  to  determine  fair  value, and  classify such  measurements  within  Level  1.  In  some  cases  where  market  prices  are  not  available,  the

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

As  of  March  31,  2015  and  December  31,  2014,  respectively,  there  are  no  financial  assets  or liabilities measured on a recurring basis at fair value.

In addition to the methods and assumptions to record the fair value of financial instruments as discussed  above,  the  Company  used  the  following  methods  and  assumptions  to  estimate  the fair value of our financial instruments:

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

The fair value of our financial instruments is presented in the table below:

March 31, 2015

December 31, 2014

Carrying

Fair Value      Carrying

Fair Value

Fair Value

Amount

Amount

Reference

$

$

$

$

Levels

Cash and cash equivalents

106,445

106,445

14,347

14,347

1

Note 4

Restricted cash

1,688,297

1,688,297

1,684,934

1,684,934

1

Note 5

Receivables from related

parties – other (current)

25,927

25,927

27,163

27,163

3

Note 9

Accounts Payable

5,535,450

5,535,450

6,181,057

6,181,057

1

-

Bank liabilities

-

-

153,375

153,375

1

Note10

Note payable

2,195,551

2,195,551

3,023,759

3,023,759

1

Note 16

Notes payable to related

parties – Dr. M. Rössler

824,213

824,213

803,223

765,890

1

Note 9

(current)

Notes payable to related

parties – Rigendinger

1,964

1,964

1,914

1,914

3

Note 9

(current)

Notes payable to related

parties – other (current)

413,368

413,368

356,963

356,963

3

Note 9

EUR-bonds

8,355,929

8,355,929

9,057,986

9,057,986

3

Note 11

CHF-bonds

28,729,655

28,729,655

25,511,898

25,511,898

3

Note 11

Notes payable to related

parties – Aires (non-

33,085,285

33,085,285     30,299,312

30,299,312

3

Note 9

current)

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

9.

RECEIVABLES FROM AND PAYABLES TO RELATED PARTIES

The advances from (to) related parties are composed as follows:

Receivables

Payables

March 31,

December 31,

March 31,

December 31,

2015

2014

2015

2014

1     Hans Rigendinger

-

-

1,964

1,914

2     Aires International

-

-

33,085,285

30,299,312

3     Dr. Max Rössler

-

-

824,213

803,223

4     4f capital ag

-

-

777

-

5     Akyinyi Interior and

Exterior Decoration

-

-

200,000

170,000

6     Global Care AG

-

-

212,589

186,963

7     Geoffrey Long

25,927

27,163

-

-

Total excluding interest

25,927

27,163

34,324,828

31,461,412

Accrued interest

-

-

4,550,817

3,818,494

Total

25,927

27,163

38,875,645

35,279,906

of which non-current

-

-

33,085,285

30,299,312

Related party

Capacity

Interest    Repayment

Rate

Terms

Security

1     Hans Rigendinger     Shareholder, COO and Company board member

3%

none

none

2     Aires International

*** see hereinafter ***

3     Dr. Max Rössler

*** see hereinafter ***

4     4f capital ag

Company owned by Josef Mettler, CEO, CFO and

Company board member

none

none

none

Akyinyi Interior

5     and Exterior

Company owned by the wife of Josef Mettler

none

none

none

Decoration

6     Global Care AG

Company owned by Dr. Max Rössler

none

none

none

7     Geoffrey Long

Head of Accounting “The Americas”

none

none

none

Loan agreement Aires International Investment Inc.

As of March 31, 2015 the Company owes Aires International Inc. the following:

Borrower

Debt instrument

Amount in CHF

Amount in

Annual

Repayment date

denominated in

USD

interest

*

CHF

rate

SunVesta Inc.

Promissory note

10,044,370

10,439,832

7.25%

Dec 31, 2017

SunVesta Inc.

Promissory note

10,000,000

10,439,832

7.25%

Dec 31, 2017

SunVesta Inc.

Promissory note

10,000,000

10,439,832

7.25%

Dec 31, 2017

SunVesta Holding

Loan agreement

1,691,395

1,765,788

7,25%

Dec 31, 2017

Total

33,085,285

*

The notes may be repaid in whole or in part.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

9.

RECEIVABLES FROM AND PAYABLES TO RELATED PARTIES -  Continued

Loans Dr. Max Rössler

As of March 31, 2015 the Company owes Dr. Max Rössler the following:

Debt instrument      Securities

Amount in

Amount in      Annual interest      Repayment date

CHF

USD

rate

Securities

10,000 shares

427,048

442,858

*

May 30, 2015

lending

Schindler

Holding

Securities

700 shares Zug

367,741

381,355

*

May 30, 2015

lending

Estates Holding

Total

794,789

824,213

May 30, 2015

*

The  Company  is  not  required  to  pay  any  interest  and  can  repay  the  loans  either  in cash or with the delivery of the respective shares.

Loan Global Care AG

During  2014,  Global  Care  AG  loaned  the  Company  $191,849  (CHF  185,000),  which  amount was  repayable  on  October  31,  2014.  The  loan  includes  a  fixed  interest  payment  of  $20,740

(CHF  20,000).  As  of  the  date  of  this  report,  both  amounts  are  overdue.  According  to  the agreement, there are no penalties for late payments.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

10.

RELATED PARTY TRANSACTIONS

Commissions paid or payable to related parties

During   the   periods   ended   March   31,   2015,   and   March   31,   2014,   the   Company   paid

commissions to 4f  capital  ag in the amount  of  $29,181 and $60,300, respectively, for  services related  to  financing  the  Company.  4f  capital  ag  is  a  company  owned  and  directed  by  Mr.

Mettler  (Board  Member  and  CEO  of  the  Company)  that  receives  a  commission  of  1.5%  for new  funds  that  the  Company  receives  based  on  consulting  services  rendered  by  4f  capital  ag.

These costs have been capitalized to debt issuance costs.

Hans Rigendinger

In 2013, the Company borrowed $600,000 at 3% interest from Hans Rigendinger. The amount due to Mr. Rigendinger for this loan at March 31, 2015 was $1,964.

Mr.   Rigendinger   also   held   bonds   denominated   in   Euros   and   Swiss   Francs   valued   at

approximately $3,853,000 as of March 31, 2015 and December 31, 2014.

Service fees paid or payable to Akyinyi Interior and Exterior Decoration

During the periods ended March 31, 2015, and March 31, 2014, the Company paid or accrued fees to Akyinyi  Interior and Exterior Decoration, which is a company owned by Mr. Mettler’s wife, for services related to interior design plans for the Papagayo Gulf Tourism project in the

amounts   of   approximately   $30,000   and   $30,000   respectively.   These   costs   have   been

capitalized to property and equipment.

Consulting Fees paid or payable to Cambridge Limited Corp.

During  the  periods  ended  March  31,  2015,  and  March  31,  2014,  the  Company  paid  fees  to

Cambridge  Limited  Corporation,  which  is  a  company  owned  by  Mr.  Mettler’s  father-in-law.

These  fees  related  to  accounting  and  consulting  services  rendered  in  Costa  Rica  for  the

Company in the amount of $43,500 and $43,500 respectively.

11.

BANK LIABLITIES

There  is  no  bank  liability  at  March  31,  2015.  The  bank  liability  at  December  31,  2014,

represented a temporary, secured overdraft facility, bearing an interest rate of 8.9%.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

12.

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

March 31, 2015

12.

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

December 02

Applicable law:

Swiss

The nominal amounts have changed as follows:

CHF Bond

CHF Bond

CHF BOND I

2015

2014

$

$

Balances January 1

10,802,722

8,558,443

Cash inflows

-

5,542,245

Cash outflows

-

-

Foreign currency adjustments

478,058

(953,513)

Reclassifications to CHF Bond II

-

(2,147,983)

Sub-total

12,280,780

10,999,192

Discounts (commissions paid to bondholders)

(670,764)

(670,764)

Accumulated amortization of discounts

536,737

474,294

Unamortized discounts

(134,027)

(196,470)

Balances March 31 and December 31(Carrying

value)

11,146,753

10,802,722

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

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

12.

BONDS - continued

EUR-Bond

EUR-Bond

(new)

(new)

2015

2014

$

$

Balances January 1

7,342,995

6,757,065

Cash inflows

281,754

1,562,402

Cash outflows

-

-

Foreign currency adjustments

(786,771)

(963,896)

Sub-total

6,837,978

7,355,572

Discounts (commissions paid to bondholders)

(23,753)

(17,305)

Amortization of discounts

6,259

4,729

Unamortized discounts

(17,494)

(12,576)

Balances March 31 and December 31(Carrying

value)

6,820,484

7,342,995

As  per  date  of  this  report  the  Company  has  realized  a  cumulative  amount  of  EUR  6,300,000 million ($7,657,650 million) related to the EURO Bond I.

EUR-Bond

EUR-Bond

EURO BOND I

old

old

2015

2014

$

$

Balances January 1

-

5,786,248

Cash inflows

-

-

Cash outflows

-

(5,729,712)

Foreign currency adjustments

-

(56,536)

Sub-total

-

-

Discounts (commissions paid to bondholders)

-

(248,195)

Amortization of discounts

-

248,195

Unamortized discounts

-

-

Balances March 31 and December 31(Carrying

value)

-

-

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

12.

BONDS - Continued

CHF Bond II

CHF Bond II

CHF BOND II

2015

2014

$

$

Balances January 1

14,709,176

-

Cash inflows

2,386,697

12,912,402

Cash outflows

-

-

Foreign currency adjustments

950,459

243,843

Reclassifications from CHF Bond I

-

2,147,983

Sub-total

18,046,332

15,304,228

Discounts (commissions paid to bondholders)

(1,121,793)

(1,041,917)

Accumulated amortization of discounts

658,362

446,864

Unamortized discounts

(463,431)

(595,052)

Balances March 31 and December 31(Carrying

value)

17,582,902

14,709,176

As    per    date    of    this    report    the    Company    has    realized    a    cumulative    amount    of

CHF 20,526,203 million ($20,809,464 million) related to CHF Bond II.

EUR-Bond

EUR-Bond

EURO BOND NEW II

new  II

new  II

2015

2014

$

$

Balances January 1

1,714,991

-

Cash inflows

-

1,960,226

Cash outflows

-

-

Foreign currency adjustments

(138,191)

(198,968)

Sub-total

1,576,800

1,761,258

Discounts (commissions paid to bondholders)

(59,740)

(59,740)

Amortization of discounts

18,385

13,473

Unamortized discounts

(41,355)

(46,266)

Balances March 31 and December 31(Carrying

value)

1,535,445

1,714,991

As  per  date  of  this  report  the  Company  has  realized  a  cumulative  amount  of  EUR  1,444.000 million ($1,833,000 million) related to the EURO Bond new II.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

Actuarial valuation

Net periodic pension cost has been included in the Company’s results as follows:

Three months

Three months

Pension expense

ended

ended

March 31, 2015    March 31, 2014

$

$

Current service cost

14,648

14,147

Net actuarial (gain) loss recognized

-

(169)

Interest cost

1,348

1,494

Expected return on assets

(1,659)

(1,550)

Employee contributions

(5,963)

(5,918)

Net periodic pension cost

8,374

8,004

During  the  three  months  periods  ended  March  31,  2015  and  March  31,  2014  the  Company made  cash  contributions  of  $5,914  and  $5,915,  respectively,  to  its  defined  benefit  pension plan.

All  of  the  assets  are  held  under  the  collective  contract  by  the  plan’s  re-insurer  Company  and are  invested  in  a  mix  of  Swiss  and  international  bond  and  equity  securities  within  the  limits prescribed by the Swiss Pension Law.

The   expected   future   cash   flows   to   be   paid   by   the   Company   in   respect   of   employer

contributions to the pension plan for the year ended December 31, 2015 are $17,889.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

Share Grants – Mr. Hans Rigendinger

On  January  1,  2013,  the  Company  granted  to  Hans  Rigendinger  3,500,000  common  shares,

valued  at  $0.08  which  was  the  share  price  and  fair  value  of  the  shares  on  the  grant  date.

These  shares  were  granted as  a  signing  bonus  with  the  Company.  Additionally,  the  Company granted 2,500,000 common shares as a retention award due on each anniversary of his signing with  the  Company.  The  employment  contract  was  initially  for  three  years  with  an  additional bilateral  option  for  an  additional  two  years.  Therefore,  the  Company  could  be  required  to issue  up  to  12,500,000  common  shares  through  January  1,  2018.  The  5,000,000  retention common shares vested were not issued as of March 31, 2015 and the date of this filing.

Share Grants – Dr. Max Rössler

On  July  3,  2013  the  Company  granted  to  Dr.  Max  Rössler  3,000,000  common  shares,  valued at  $0.07  which  was  the  share  price  and  fair  value  of  the  shares  on  the  grant  date.  These  were issued  in  connection  with  his  election  to  the  Board  of  Directors.  These  shares  were  officially issued on October 15, 2013.

Share Grants – Mr. Josef Mettler

On  July  4,  2013,  the  Company  granted  5,000,000  common  shares  to  Josef  Mettler,  valued  at

$0.07,  which  was  the  share  price  and  fair  value  of  the  shares  on  the  grant  date.  These  shares

were   issued  in   connection   with   his   employment   agreement..   Additionally  the   Company

granted   3,000,000   common   shares   as   a   retention   award   for   each   completed   year   of

employment  (e.g.  first  time  as  per  July  4,  2014).  The  employment  contract  is  for  an  initial term of three years with an additional bilateral option for  another two, two-year  periods, but a maximum of December 31, 2020. Therefore, in total the Company could be requested to issue up  to  21,000,000  common  shares  through  December  31,  2020  related  to  the  retention  bonus.

The 3,000,000 retention common  shares  vested were not  issued as of  March 31, 2015  and the date of this filing.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

14.

STOCK COMPENSATION - Continued

Share Grants – Mr. José María Figueres Olsen

On March 10, 2014, the Company authorized the issuance of  500,000 common shares, valued at  $0.10  which  was  the  share  price  and  therefore  the  fair  value  on  grant  date,  to  José  María

Figueres Olsen in connection with his appointment to the Board of Directors. Additionally, on

March  10,  2014,  the  Company  agreed  to  a  retention  award  of  200,000  common  shares  for each  fully  completed  year  of  service.  The  700,000  shares  were  not  issued  as  of  March  31,

2015, and at the date of this report.

Share Grants – Mr. Howard M. Glicken

On March 10, 2014, the Company authorized the issuance of  500,000 common shares, valued at  $0.10,  which  was  the  share  price  and  therefore  the  fair  value  on  grant  date,  to  Howard  M.

Glicken in connection with his appointment to the Board of Directors. Additionally, on March

10,  2014,  the  Company agreed  to  a  retention  award  of  200,000  common  shares  for  each fully completed  year  of  service.  The  700,000  shares  were  not  issued  as  of  March  31,  2015,  and  at the date of this report.

Based  on  these  contracts  the  Company  has  included  the  following  stock-based  compensation in the Company’s results:

Stock-based compensation

Three months

Three months

(shares)

ended March 31, 2015

ended March 31, 2014

Shares granted

46,400,000 shares

46,400,000 shares

Fair Value respectively

$0.0744

$0.0744

market price on grant date

Total maximal expenses

$3,450,000

$3,450,000

(2013-2020)

Shares vested

20,900,000 shares

15,000,000 shares

Unvested shares

25,900,000 shares

31,400,000 shares

A total of 9,400,000 retention common shares vested were not issued as of March 31, 2015.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

14.

STOCK COMPENSATION – Continued

As of December 31, 2015, the Company expects to record compensation expense in the future up to $1,762,666 as follows:

Year ending December 31,

Stock-based

Through

compensation

December 31,

(shares)

2015

2016

2017

2018

2019

2020

$

$

$

$

$

$

Unrecognized

compensation

307,500

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

For   installment   B,   it   is   required   that   Meliá   Hotels   International   (“Melía”)   assume

management  responsibilities  for  the  Paradisus  Papagayo  Bay  Resort  &  Luxury  Villas  on  the

opening  date.  As  of  the  grant  date,  the  fair  value  was  $340,000  and  the  Company  had estimated that Meliá would assume responsibility as of July 1, 2015. As of March 6, 2014, the

Company assessed the probability that this performance condition wiould be met at 100%, but the  actual  date  on  which  this  performance  condition  is  expected  to  be  achieved  has  been postponed..  As  of  April  14,  2015,  the  estimated  opening  date  was  postponed  to  the  first quarter  2017.  The  Company  still  assesses  that  the  probability  that  this  performance  condition will be met  at  100%  as of the new opening date. Hence, the remaining fair  value of  the award will  be  expensed  on  a  straight-line  basis  over  the  recalculated  expected  remaining  vesting-

period.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

14.

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

For   installment   B   (5,000,000   options),   it   is   required   that   Meliá   assumes   management

responsibilities  for  Paradisus  Papagayo  Bay  Resort  &  Luxury  Villas  on  the  opening  date.  As of  the  grant  date  the  fair  value  was  $258,210  and  the  Company  had  estimated  that  Meliá

would  assume  responsibility  as  of  July  1,  2015.  As  of  March  6,  2014  the  Company  assessed the  probability that  this  performance  condition  wiould be  met  at  100%,  but  the  actual  date  on which  this  performance  condition  is  expected  to  be  achieved  was  postponed.  As  of  April  14,

2015  the  estimated  opening  date  was  postponed  to  the  first  quarter  2017.  The  Company  still assesses  the  probability  that  this  performance  condition  will  be  met  at  100%  as  of  the  new opening date. Hence, the remaining fair value of the award will be expensed on a straight-line basis over the recalculated expected remaining vesting-period.

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

For   installment   C   (5,000,000   options),   it   is   required   that   Meliá   assumes   management

responsibilities  for  Paradisus  Papagayo  Bay  Resort  &  Luxury  Villas  on  the  opening  date.  As of  the  grant  date,  the  fair  value  was  $258,000  and  the  Company  had  estimated  that  Meliá

assumes  responsibility  as  of  July  1,  2015.  As  of  March  6,  2014  the  Company  assessed  the probability  that  this  performance  condition  would  be  met  at  100%,  but  the  actual  date  on which  this  performance  condition  is  expected  to  be  achieved  was  postponed.  As  of  April  14,

2015  the  estimated  opening  date  was  postponed  to  the  first  quarter  2017.  The  Company  still assesses the probability that this performance condition will be met at 100% as of the opening date.  Hence,  the  remaining  fair  value  of  the  award  will  be  expensed  on  a  straight-line  basis over the recalculated expected remaining vesting-period.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

14.

STOCK COMPENSATION – Continued

Stock Options – Summary

A summary of stock options outstanding as per March 31, 2015 is as follows:

Options outstanding

Number of

Weighted average

Weighted average

Options

exercise price

remaining

contractual life

Outstanding January 1, 2015

32,000,000

$ 0.05

8.42 years

Granted

-

Exercised

-

Forfeited or expired

-

Outstanding March 31, 2015

32,000,000

$ 0.05

8.17 years

Exercisable March 31, 2015

-

The  following  table  depicts  the  Company’s  non-vested  options  as  of  March  31,  2015  and changes during the period:

Non-vested options

Shares under Options

Weighted average grant date

fair value

Non-vested at December 31, 2014

32,000,000

$ 0.053

Non-vested-granted

-

-

Vested

-

-

Non-vested, forfeited or cancelled

-

-

Non-vested at March 31, 2015

32,000,000

$ 0.053

Under  the  provisions  of  ASC  718  Compensation  –  Stock  Compensation,  the  Company  is

required  to  measure  and  recognize  compensation  expense  related  to  any  outstanding  and

unvested   stock   options   previously   granted,   and   thereafter   recognize,   in   its   consolidated

financial  statements,  compensation  expense  related  to  any  new  stock  options  granted  after implementation  using  a  calculated  fair  value  based  option-pricing  model.  The  Company  uses the  Black-Scholes  option-pricing  model  to  calculate  the  fair  value  of  all  of  its  stock  options and  its  assumptions  are  based  on  historical  and  available  market  information.  No  stock options were granted for the periods ended March 31, 2015 and March 31, 2014.

Assumption

March 31, 2015

March 31, 2014

Dividend yield

Risk-free interest rate used (average)

Expected market price volatility

Average expected life of stock options

n.a

n.a

The  computation  of  the  expected  volatility  assumption  used  in  the  Black-Scholes  calculation for  new  grants  is  based  on  historical  volatilities  of  a  peer  group  of  similar  companies  in  the same industry. The expected life assumptions are based on underlying contracts.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

14.

STOCK COMPENSATION - Continued

Stock Options – Summary - Continued

As  of  March  31,  2015,  the  Company  had  unrecognized  compensation  expenses  related  to stock  options  currently  outstanding,  to  be  recognized  in  future  quarters  respectively  years  as follows:

Through to

Year ending

Year ending

Stock-based compensation (options)

December 31,

December 31,

December 31,

2015

2016

2017

$

$

$

Unrecognized compensation expense

101,214

134,956

33,739

15.

SUMMARY OF SHARE AND OPTION COMPENSATION EXPENSE

The  Company  recorded  the  following  amounts  related  to  stock  based  compensation  expense during the periods ended March 31, 2015 respectively March 31, 2014:

Three

Three

Summary of share and option

months

months

based compensation expense

March 31,

March 31,

2015

2014

$

$

Share grants (see Note 13 for

210,166

204,834

details)

Option grants (see Note 13 for

33,738

378,758

details)

Total

(recorded under general &

243,904

583,592

administrative expense)

16.

FUTURE LEASE COMMITTMENTS

On  December  1,  2012,  the  Company  entered  into  a  lease  agreement  for  the  premises  for  its

Swiss  office  with  an  unrelated  entity.  The  annual  rental  expense  amounts  to  approximately

$130,000 on a fixed term expiring on December 31, 2017.

December 31,

December 31,

Future lease commitments

2015

2014

$

$

2015

97,500

97,500

2016

130,000

130,000

2017

130,000

130,000

2018

-

-

2019

-

-

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

17.

NOTE PAYABLE

March 31, 2015

December 31, 2014

$

$

Promissory note

2,000,000

2,000,000

Specogna Holding AG

-

707,428

R. Weimar (private investor)

219,500

316,331

Total

2,195,551

3,023,759

Promissory Note

As  part  of  the  completion  of  the  purchase  of  Altos  del  Risco  on  March  9,  2013,  the  parties

agreed  that  $2,000,000  of  the  purchase  price  would  be   converted  into  a  non-interest  bearing

and  uncollateralized  loan  payable,  which  was  originally  due  for  payment  on  March  8,  2014,

then   extended   to   March   8,   2015.   On   March   16,   2015   the   Company   agreed   with   the

counterparty to extend the due date to March 16, 2016.

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

2014, with a fixed interest payment of approximately $32,000. The loan was secured personally and jointly by Dr. Max Rössler, Mr. Josef Mettler and Mr. Hans Rigendinger. The amounts due to Specogna were repaid on March 24, 2015 by Aires on behalf of SunVesta

AG, with no penalties incurred.

Loan R. Weimar (private investor)

On May 23, 2014, the Company entered into a short term loan agreement for approximately

$376,800 with Roland Weimar (“Weimar”). The loan was repayable in five instalments, (four payments of $84,700, one payment of $38,000), with the initial payment due on June 2, 2014 and the latest paymentdue on June 1, 2015. The interest rate is 2 % per annum. The Company repaid $157,300 as of the filing date of this report, whereas $290,000 should have been repaid. The agreement does not stipulate any repercussions for the late payments.

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

March 31, 2015

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

Three-month

Three-month

Earnings per share

period ended

period ended

March 31, 2015     March 31, 2014

Company posted

Net loss

Net loss

Basic weighted average shares

outstanding

92,607,159

86,247,159

Dilutive effect of common stock

equivalents

None

None

Dilutive weighted average shares

outstanding

92,607,159

86,247,159

A  total  of  9,400,000  common  shares  vested  were  not  issued  as  per  balance  sheet  date  and included in the basic weighted average shares outstanding.

The  following  table  shows  the  number  of  stock  equivalents  that  were  excluded  from  the computation  of  diluted  earnings  per  share  for  the  respective  period  because  the  effect  would have been anti-dilutive.

Three-month

Three-month

Earnings per share

period ended

period ended

March 31, 2015     March 31, 2014

Options to Hans Rigendinger

10,000,000

10,000,000

Options to Dr. M. Rössler

10,000,000

10,000,000

Options to Josef Mettler

12,000,000

12,000,000

Total Options

32,000,000

32,000,000

Shares to Hans Rigendinger

7,500,000

10,000,000

(retention bonus – non vested)

Shares to Josef Mettler (retention

18,000,000

21,000,000

award)

Shares to Howard Glicken and

400,000

1,000,000

José Maria Figueres (retention

award)

Total Shares

25,900,000

32,000,000

Total Options and Shares

57,900,000

64,000,00

SUNVESTA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

20.

GENERAL AND ADMINISTRATIVE EXPENSES

General  and  administrative  expenses  according consolidated  statement  of  comprehensive loss include:

Three-month

period ended

Three-month

General and administrative expenses

March 31,

period ended

2015

March 31, 2014

$

$

Rental & related expenses

(51,682)

(44,636)

Audit

(49,809)

(90,112)

Consulting

(275,338)

(602,106)

Marketing, Investor & public relations

(14,641)

(7,863)

Travel expenses

(174,932)

(104,759)

Personnel costs including social security’s

costs and share based remuneration

(1,201,168)

(898,478)

Various other operating expenditures

(88,897)

(304,038)

Total according statements of

comprehensive loss

(1,856,467)

(2,051,992)

21.

SUBSEQUENT EVENTS

Management   has   evaluated   subsequent   events   after   the   balance   sheet   date,   through   the

issuance of  the financial  statements, for  appropriate accounting and disclosure. The Company has  determined  that  there  were  no  such  events  that  warrant  disclosure  or  recognition  in  the financial statements, except for the below:

The status of financing the project is as follows:

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

Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes hereto included in this report. All information presented herein is based on our three month periods ended March 31, 2015 and March 31, 2014. Our fiscal year end is December 31.

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

$17,500,000.

The Company paid down-payments on the purchase of these properties of $2,469,816 as of March 31,

2015 and has since made another refundable payment of $100,000 against the purchase price. The

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

Fundus which amount has been expensed and included in other operating expenses.

Finance

The anticipated completion of the Paradisus Papagayo Bay Resort & Luxury Villas in the first quarter of 2017 will require a net investment of approximately $195 million (excluding non-recuperated overhead expenses), of which approximately $55 million has been expended as of March 31, 2015.

We expect to realize a minimum of $140 million in new funding over the next twelve months. New funding over the next twelve months is expected to be raised from debt financing through bonds, a credit facililty from construction contractors, shareholder loans and, if necessary, the guaranty agreement borne by certain principal shareholders and participants in management .

Detailed below is a brief description of material debt obligations as of period end.

Bonds

The Company has four bond issues outstanding, denominated in EUR (€) or Swiss Francs (CHF).

EUR (€) Bonds

The Company initiated an unsecured EUR bond offering on December 2, 2013, of up to €15,000,000 in units of €10,000 that bear interest at 7.25% per annum payable each December 1 over a three year term that expires on December 2, 2016. We had realized $7,342,995 as of the year ended December

31, 2014, and $6,820,484 as of March 31, 2015 (decrease due to  foreign currency adjustments), for a cumulative amount of $7,657,650 as of the date of this report.

The Company initiated a parallel offering of unsecured EUR bonds on December 2, 2013, of up to

€15,000,000 in units of €10,000 that bear interest at 7.25% per annum payable each December 2 over a three year term that expires on December 2, 2016. We had realized $1,714,991 as of the year ended

December 31, 2014 and $1,535,445 as of March 31, 2015 (decrease due to foreign currency adjustments), for a cumulative amount of $1,761,258 as of the date of this report.

Swiss Francs (CHF) Bonds

The Company initiated an unsercured CHF bond offering on September 1, 2011, of up to CHF

15,000,000 in units of CHF 50,000 that bear interest at 7.25% per annum payable each August 31 over a four year term that expires on August 31, 2015. We had realized $10,802,722 as of the year ended December 31, 2014 and $11,146,753 as of March 31, 2015, for a cumulative amount of

$10,999,192 as of the date of this report (decrease due to foreign currency adjustments).

The Company initiated a new offering of unsecured CHF bonds on September 1, 2013, of up to  CHF

10,000,000 in units of  CHF 10,000 that bear interest at 7.25% per annum payable each August 31,

over a two year term that expires on August 31, 2015. We had realized $14,709,176 as of the year ended December 31, 2014 and $17,582,902 as of March 31, 2015, for a cumulative amount of

$18,472,160 as of the date of this report (decrease due to foreign currency adjustments).

Aires International Investment, Inc.

On July 27, 2011, SunVesta AG entered into a line of credit agreement with Aires International

Investments Inc. (“Aires”), a company owned by Dr. Rössler (a director of the Company). The loan agreement was amended on May 11, 2012 and on June 21, 2012 and then replaced by a new loan agreement on October 31, 2013, that included the following conditions:

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

The Company had borrowed $33,085,285 from Aires as of March 31, 2015 and $30,299,312 as of

December 31, 2014.

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

International and the balances of $1,810,000 and $50,000 added to the existing loan agreement with

Aires. On June 4, 2014, the due dates of the remaining loans to Dr. Rössler were extended to May 30,

2015.

The Company had borrowed $824,213 from Dr. Rössler as of March 31, 2015 as follows:

Date of Agreement

Amount

Shares

Public Entity

July 24, 2012

$442,858

10,000

Schindler Holding AG

August 8, 2012

$381,355

700

Zug Estates Holding AG

DIA S.A.

On March 8, 2013, the Company entered into an interest free loan agreement with DIA S.A. in the amount of $2,000,000 payable on March 8, 2014, in connectionwith the purchase of land adjacent to the Paradisus Papagayo Bay Resort & Luxury Villas from Altos held in the name of Altos del Risco

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

Roland Weimar

On May 23, 2014, the Company entered into a short term loan agreement for approximately $376,800 with Roland Weimar (“Weimar”). The loan was repayable in five instalments, (four payments of

$84,700, one payment of $38,000), with the initial payment due on June 2, 2014 and the latest payment due on June 1, 2015. The interest rate is 2 % per annum. The Company repaid $157,300 as of the filing date of this report, whereas $290,000 should have been repaid. The agreement does not stipulate any repercussions for the late payments.

The Company owed Mr. Weimar $219,500 as of March 31, 2015 and $316,331 as of December 31,

2014.

Global Care AG

On September 23, 2014, the Company entered into a short term loan agreement of approximately

$191,849 (CHF 185,000) with Global Care AG (“Global Care”), a company owned by Dr. Rössler (a director of the Company), repayable on October 31, 2014, with a fixed interest payment of $20,740

(CHF 20,000). The amounts due to Global Care had not been paid as of the filing date of this report.

According to the agreement, there are no penalties for late payments.

The Company owed Global Care $212,589 as of March 31, 2015 and $186,963 as of December 31,

2014.

Timeline

Our expected timeline for developing the Paradisus Papagayo Bay Resort & Luxury Villas is as

follows:

—     commence onsite vertical construction in the second quarter of 2015

—     complete construction in the fourth quarter of 2016

—     handover to Melía in the first quarter of 2017

Results of Operations

During the three month period ended March 31, 2015, our operations were focused on (i) continuing earth work excavations on the Paradisus Papagayo Bay Resort & Luxury Villas property; (ii)

discussions with prospective project development partners; and (iii) pursuing additional debt financing to fund the construction of the project and procuring loans from related parties.

The Company has been funded since inception from debt or equity placements and by shareholders or partners in the form of loans. Capital raised to date has been allocated to the development of the Costa

Rican property including the purchase of the land and general and administrative costs.

Comprehensive Losses

Comprehensive losses for the three month period ended March 31, 2015 were $4,238,353 as compared to $3,100,907 for the three month period ended March 31, 2014. The increase in comprehensive losses over the comparative three month period periods can be attributed primarily to higher foreign currency translation losses as a result of long term intercompany receivables denominated in Swiss Francs and an increase in interest expenses associated with outstanding debt issues offset by a relatively stronger US Dollar and lower general and administrative expenses. The variance over the comparative periods is reconciled below:

Comprehensive loss March 31, 2014

3,100,907

Variances

Lower general and administrative expenses

(195,525)   Decrease in consulting expenses

Higher interest income

(6,784)   Increase in deposits

Higher interest expense

774,285   Increase in interest expensed to outstanding debt issues.

Higher amortization of debt issuance costs

372,407   Increase in expenses associated with financing activities

and related expenses (commission).

Higher exchange gains

(620,599)   Foreign currency gain on EUR bond due to

strengthening of CHF against the EUR. Foreign

currency losses on Aires loan due to strentheing of CHF

against the USD.

Lower other expenses

(31,731)   Decrease in miscellaneous expenses.

Higher foreign currency translation losses

845,393   Increase in foreign currency translation losses due to a

long term intercompany receiveable that is denominated

in Swiss Francs.

Total variances

1,137,446

Comprehensive loss March 31, 2015

4,238,353

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

March 31, 2015, in connection with the purchase of land that includes a hotel concession in Costa

Rica and expects to incur future cash outflows on capital expenditure as discussed in the "Liquidity and Capital Resources" and the "Going Concern" paragraphs below.

Liquidity and Capital Resources

Since inception the Company has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

As of March 31, 2015 and December 31, 2014, the following were working capital items:

March 31,      December 31,

2015

2014

Current assets

Cash and cash equivalents

106,445

14,347

Receivable from related parties

25,927

27,163

Other assets

278,698

289,156

Total current assets

411,070

330,666

Current liabilities

Bank liabilities

-

153,375

Accounts payable

5,535,450

6,181,057

Accrued expenses

6,842,622

5,444,514

Notes payable

2,195,551

3,023,759

Notes payable to related parties

1,239,545

1,162,100

CHF-Bond

28,729,655

25,511,898

Total current liability

44,542,823

41,476,703

Net working capital

(44,131,753)

(41,146,037)

As of March 31, 2015 and December 31, 2014, the following were the items making up the total stockholders’ deficit:

March 31,

December 31,

2015

2014

Assets

Current assets

411,070

330,666

Non-current assets

59,152,230

58,083,516

Total assets

59,563,300

58,414,182

Liabilities

Current liabilities

44,542,823

41,476,703

Non-current liabilities

41,646,015

39,568,568

Total liabilities

86,188,838

81,045,271

Total stockholders’ deficit

(26,625,538)

(22,631,089)

The Company’s negative net working capital of $44,131,753 is of immediate concern and will require significant action to meet anticipated cash needs, including the upcoming maturity on August 31,

2015, of CHF-bonds in the aggregate amount of $28,729,655. Management is in the process of considering the replacement of this bond issue with a new bond issue as a means to satisfy these bonds.

We expect negative net cash in operating activities to continue until such time as net losses transition to net income, which transition is not anticipated until we complete the Paradisus Papagayo Bay

Resort & Luxury Villas project, which completion is projected for the first quarter of 2017.

Net cash used in investing activities for the three months ended March 31, 2015, was $862,623 as compared to $2,155,675 for the three month period ended March 31, 2014. Net cash used in investing activities in the current three month period is comprised of the purchase of property and equipment,

interest paid and down payments for property and equipment, offset by receivables from related parties, desposits related to construction activities and restriced cash. Net cash used in investing activities in the prior comparable three month period was comprised of the purchase of property and equipment and deposits related to construction.

We expect negative net cash flow in investing activities to continue while in the process of developing the Paradisus Papagayo Bay Resort & Luxury Villas.

Net cash provided by financing activities for the three month period ended March 31, 2015, was

$3,425,275 as compared to $2,747,242  for the three month period ended March 31, 2014. Net cash provided by financing activities in the current three month period is comprised of proceeds from notes payable to related parties and proceeds from bond issuances net of commissions, offset by a decrease in bank liabilities, the payment of debt issuance costs and changes in other debt. Net cash provided by financing activities in the prior comparable three month period was comprised of proceeds from notes payable to related parties, proceeds from notes payable, proceeds from bond issuances net of commissions and the sale of treasury stock, offset by the repayment of notes payable to related parties, the repayment of outstanding bonds and debt issuance costs.

We expect net cash flow provided by financing activities to continue due to the financing necessary to complete the development of the Paradisus Papagayo Bay Resort & Luxury Villas.

Management believes that cash on hand, related party loans and the assurance of the Guaranty

Agreement as described in the going concern paragraph below are sufficient for us to conduct operations over the next twelve months.

We had no lines of credit or other bank financing arrangements as of March 31, 2015.

We have commitments for executed purchase orders and agreements in the amount of $57 million as of March 31, 2015, in connection with the development of the Paradisus Papagayo Bay Resort &

Luxury Villas, which commitments are included in the required estimated net financing of $195 million to complete the project. Most material commitments are not contractually agreed as of the end of the period.

The sixth addendum (dated August 18, 2014) to the management agreement with Melía stipulates that should the completion of the construction not occur by November 15, 2015, and should an extension date not be agreed, subsequent to November 15, 2015, Melía would be entitled to receive a daily amount of $2,000 as liquidated damages. Should the completion of the construction not occur by

February 15, 2016, at that point in timeMelía could terminate the management agreement and be entitled to a termination amount of $5 million unless the parties agree in writing to extend such date.

Since the completion date for the Paradisus Papagayo Bay Resort & Luxury Villas development is now anticipated for the first quarter of 2017, the Company is in discussions with Meliá regarding another addendum that would allow an extension of the deadlines stipulated in Sixth Addendum.

Should the Company not be successful, the penalty would be $5,000,000.  Melía has indicated that it would consider another extension once vertical construction on the project has commenced.

We have cancellable commitments that are not included in the required financing for the development of the Paradisus Papagayo Bay Resort & Luxury Villas of approximately $15,000,000 as of March 31,

2015, to Meridian for the purchase of two additional concession properties in Polo Papagayo,

Guanacaste, Costa Rica.

We maintain a defined benefit plan that covers all of our Swiss employees and have employment agreements with our Chief Executive Officer and Chief Operating Officer as of March 31, 2015.

We have no current plans for significant purchases or sales of plant or equipment, except in connection with the planned construction of the Paradisus Papagayo Bay Resort & Luxury Villas.

We have no current plans to make any changes in the number of our employees as of March 31, 2015.

Future Financings

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

The terms of this credit facility are being evaluated and would complement amounts realized through

ISM.

We are also in process of determining the means by which the Company can retire the current CHF-

bond that matures on August 31, 2015, which will require additional debt or an equity financing.

The Company will further continue to rely on the terms of the Guaranty Agreement to meet shortfalls in development financing.

Off-Balance Sheet Arrangements

As of March 31, 2015, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Going Concern

The Company intends to build a hotel in the Papagayo Gulf Tourism Project area of Guanacaste,

Costa Rica. The total net investment is estimated to be approximately $195 million.

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

$

195,000,000

Sixty percent (60%) of the “Net project cost” is intended to be financed through the issuance of secured bonds, for which negotiations have been initiated. The remaining forty percent (40% of  the

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

On July 16, 2012, Mr. Mettler, Mr. Rigendinger and Dr. Rössler entered into a Guaranty Agreement in favour of the Company. The purpose of the guarantee is to ensure that until such time as financing is secured for the entire project that they will act as a guarantor to creditors to the extent of the project’s ongoing capital requirements. The Guaranty Agreement requires that within 30 days of receiving a demand notice, the guarantors are required to pay to the Company that amount required for ongoing capital requirements, until such time as financing of the project is secured. The guaranty may not be terminated until such time as the Company has secured financing for the completion of the project.

Based on this Guaranty Agreement, management believes that available funds are sufficient to finance cash flows for the twelve months subsequent to March 31, 2015, and the filing date, though future anticipated cash outflows for investing activities will continue to depend on the availability of financing.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the

Company’s management, with the participation of its chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules

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

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were ineffective in recording,

processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was not accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2015, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.

RISK FACTORS

Not required of smaller reporting companies.

ITEM 2.

UNREGISTERED    SALES    OF    EQUITY    SECURITIES    AND    USE    OF

PROCEEDS

On March 10, 2015, the Company was obligated to issue 200,000 shares of restricted common stock to Mr. José Maria Figueres, for a retention award earned in connection with his appointment to the board of directors, in reliance upon the exemptions from registration provided by Section 4(2) and

Regulation S of the Securities Act of 1933, as amended (“Securities Act). The shares were not issued as of the filing date of this report.

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance and grant was an isolated private transaction by the

Company which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose; and (3) the offeree was financially sophisticated and a director of the Company, and the exemption requirements of Regulation S of the Securities Act based on the following factors: (1) no directed offering efforts in the US; (2) shares offered only to an offeree who was outside the US at the time of the offering; (3) ensuring that the offeree to whom the common shares were offered was a non-US offeree with addresses in a foreign country.

On March 10, 2015, the Company was obligated to issuance of 200,000 shares of restricted common stock to Mr. Howard Glicken, for a retention award earned in connection with his appointment to the board of directors in reliance upon the exemption from registration provided by Section 4(2) of the

Securities Act. The shares were not issued as of the filing date of this report.

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance and grant was an isolated private transaction by the

Company which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose; and (3) the offeree was financially sophisticated and a director of the Company.

On January 1, 2015, the Company was obligated to issue 2,500,000 shares of restricted common stock to Mr. Hans Rigendinger, for a retention award earned in connection with his employment agreement,

in reliance upon the exemptions from registration provided by Section 4(2) and Regulation S of the

Securities Act. The shares were not issued as of the filing date of this report.

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance and grant was an isolated private transaction by the

Company which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose; and (3) the offeree was financially sophisticated and a director of the Company, and the exemption requirements of Regulation S of the Securities Act based on the following factors: (1) no directed offering efforts in the US; (2) shares offered only to an offeree who was outside the US at the time of the offering; (3) ensuring that the offeree to whom the common shares were offered was a non-US offeree with addresses in a foreign country.

ITEM 3.

DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 48 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant  to  the  requirements  of  the  Securities  Exchange  Act  of  1934,  the  registrant  has  duly  caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SunVesta, Inc.

Date

/s/ Josef Mettler

May 20, 2015

Josef Mettler

Chief Executive Officer, Chief Financial Officer,

Principal Accounting Officer and Director

/s/ Hans Rigendinger

May 20, 2015

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

10.11*

Assignment of Debt Agreement dated December 31, 2013, between the Company, SunVesta AG and

Aires International Investments, Inc.(incorporated by reference to the Form 10-Q filed with the

Commission on May 20, 2014).

10.12

Addendum to Employment Agreement dated March 6, 2015, between the Company and Josef Mettler.

14*

Code of Ethics adopted March 1, 2004 (incorporated by reference from the 10-KSB filed with the

Commission on April 14, 2004).

21*

Subsidiaries of the Company (incorporated by reference from the Form 10-K filed with the Commission on April 15, 2015).

31

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the

Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-

Oxley Act of 2002.

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

48