Form 10-Q
period 2015-06-30
SUNVESTA, INC.
filed 2015-08-19
CIK 1060409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2015.

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

Act). Yes ☐ No ☑

Indicate  the  number  of  shares  outstanding  of  each  of  the  issuer’s  classes  of  common  stock,  as  of  the  latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.01 par value (the only class of voting stock), at August 19, 2015, was 95,941,603.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Consolidated Balance Sheets as of June 30, 2015 (unaudited)  and December 31,

4

2014

Unaudited  Consolidated Statements of Comprehensive Loss (unaudited) for the

5

three and six months ended June 30, 2015 and June 30, 2014

Unaudited  Consolidated Statements of  Stockholders’ Equity (unaudited) for the

6

six months ended June 30, 2015

Unaudited  Consolidated Statements of Cash Flows (unaudited) for the six months

7

ended June 30, 2015 and June 30, 2014

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

Unregistered Sales of Equity Securities and Use of Proceeds

45

Item 3.

Defaults Upon Senior Securities

45

Item 4.

Mine Safety Disclosures

45

Item 5.

Other Information

45

Item 6.

Exhibits

45

Signatures

46

Index to Exhibits

47

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

SUNVESTA, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2015

December 31, 2014

(Unaudited)

Assets

Current assets

Cash and cash equivalents

$

708,828

14,347

Receivable from related parties

23,933

27,163

Other assets

422,183

289,156

Total current assets

1,154,944

330,666

Non-current assets

Property and equipment - net

55,631,164

51,201,352

Deposits related to construction work

817,410

820,565

Debt issuance costs - net

895,750

2,006,849

Down payment for property and equipment

2,669,816

2,369,816

Restricted cash

1,692,549

1,684,934

Total non-current assets

61,706,689

58,083,516

Total assets

$

62,861,633

58,414,182

Liabilities and stockholders' deficit

Current liabilities

Bank liabilities

-

153,375

Accounts payable

5,521,040

6,181,057

Accrued expenses

9,080,204

5,444,514

Note payable

2,167,396

3,023,759

Notes payable to related parties

1,302,236

1,162,100

CHF-Bond

35,947,733

25,511,898

Total current liabilities

54,018,609

41,476,703

Non-current liabilities

EUR-Bond

8,589,905

9,057,986

Notes payable to related parties

32,631,771

30,299,312

Other long term debts

56,413

74,837

Pension liabilities

144,509

136,433

Total non-current liabilities

41,422,598

39,568,568

Total liabilities

$

95,441,207

81,045,271

Stockholders' deficit

Preferred stock, $0.01 par value; 50,000,000 shares

Common stock, $0.01 par value; 200,000,000 shares

authorized; 83,541,603 shares issued and

outstanding

835,416

835,416

Additional paid-in capital

23,222,628

22,942,486

Accumulated other comprehensive income / (loss)

(1,219,573)

1,265,590

Accumulated deficit

(55,418,045)

(47,674,581)

Total stockholders' deficit

(32,579,574)

(22,631,089)

Total liabilities and stockholders' deficit

$

62,861,633

58,414,182

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three months ended June 30,

Six months ended June 30,

2015

2014

2015

2014

(Unaudited)

(Unaudited)

(Unaudited)

(Unaudited)

Revenues

Revenues, net

$

-

-

-

Cost of revenues

-

-

-

Gross profit

-

-

-

Operating expenses

General and administrative

$

expenses

(1,369,582)

(1,371,362)

(3,226,049)

(3,423,354)

Total operating expenses

(1,369,582)

(1,371,362)

(3,226,049)

(3,423,354)

Loss from operations

$     (1,369,582)

(1,371,362)

(3,226,049)

(3,423,354)

Other income / - expenses

Interest income

11,699

6,988

18,483

6,990

Interest expense

(1,309,308)

(840,851)

(2,638,219)

(1,395,477)

Amortization of debt issuance

costs

(695,579)

(251,515)

(1,141,783)

(325,313)

Exchange differences

(1,168,861)

(245,229)

(705,420)

(402,386)

Other income / - expenses

(23,685)

(19,726)

(49,326)

(78,250)

Total other income / - expenses

$     (3,185,734)

(1,350,333)

(4,516,265)

(2,194,436)

Loss before income taxes

$     (4,555,316)

(2,721,695)

(7,742,314)

(5,617,790)

Income Taxes

-

-

(1,152)

-

Net loss

$     (4,555,316)

(2,721,695)

(7,743,464)

(5,617,790)

Comprehensive income /(loss)

Foreign currency translation

(1,434,959)

153,809

(2,485,163)

(51,003)

Comprehensive income / (loss)

$     (5,990,275)

(2,567,886)

(10,228,627)

(5,668,793)

Loss per common share

Basic and diluted

$

(0.05)

(0.03)

(0.08)

(0.06)

Weighted average common shares

Basic and diluted

92,941,603

87,041,603

92,775,305

86,646,575

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

Common

Additional

Accumulated

Accumulated

Total

Stock

Paid in

Other

deficit

Stockholders’

Capital

Comprehensive

Equity

Income (Loss)

(Deficit)

December 31, 2014

$

835,416     $

22,942,486     $

1,265,590     $

(47,674,581)     $

(22,631,089)

Net  loss

-

-

-

(7,743,464)

(7,743,464)

Translation adjustments

-

-

(2,485,163)

-

(2,485,163)

Stock based compensation

-

280,142

-

-

280,142

expense

June 30, 2015

$

835,416     $

23,222,628     $

(1,219,573)     $

(55,418,045)     $

(32,579,574)

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

January 1 to

January 1 to June

June 30, 2015

30, 2014

Unaudited

Unaudited

Cash flows from operating activities

Net loss

$

(7,743,464)

(5,617,790)

Adjustments to reconcile net loss to net cash

Depreciation and amortization

33,921

28,580

Amortization of debt issuance cost and commissions

1,025,915

325,313

Unrealized exchange differences

494,736

(88,072)

Stock compensation expense

280,142

765,495

Increase in pension fund commitments

-

660

- Increase / decrease in:

Other current assets

(115,260)

(407,786)

Accounts payable

(898,510)

(710,521)

Accrued expenses

3,115,782

2,561,402

Net cash used in operating activities

(3,806,738)

(3,142,719)

Cash flows from investing activities

Other receivables from related parties

3,988

(966,455)

Receivables from related parties

(1,507,128)

-

Purchase of property and equipment

(2,883,516)

(3,965,275)

Deposits related to construction

3,311

(106,744)

Down payments for property and equipment

(307,841)

-

Restricted cash

16

-

Net cash used in investing activities

(4,691,170)

(5,038,474)

Cash flows from financing activities

Decrease in bank liabilities

(153,375)

-

Proceeds from notes payable related parties

1,344,348

1,567,271

Repayment of notes payable related parties

-

(1,618,935)

Note payable and other long term debts

-

1,609,678

Proceeds from bond issuance, net of commissions

8,865,020

15,095,202

Repayment of bonds

-

(5,729,712)

Payment for debt issuance costs

(689,953)

(2,939,537)

Changes in note payable

(174,760)

-

Purchase/Sale of treasury stock

-

10,300

Net cash provided by financing activities

9,191,280

7,994,267

Effect of exchange rate changes

1,109

(81,183)

Net increase / - decrease in cash

694,481

(268,109)

Cash and cash equivalents, beginning of period

14,347

629,673

Cash and cash equivalents, end of period

$

708,828

361,564

Additional information

Capitalized interest and debt issuance costs for construction (non-cash)

1,574,000

1,376,999

Repayment of Specogna Holding AG loan by Aires

707,428

-

Interest paid

163,523

-

Assumption of receivables from Josef Mettler by AIRES (non-cash)

1,507,128

-

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA,  INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

(“SVCR”), Altos del Risco SA, a Costa Rican company (“AdR”) and SunVesta Holding Espana

SL.

In January 2005, the Company changed its business focus to the development of holiday resorts and  investments  in  hospitality  and  related  industries.  The  Company  has  presently  one  major project  in  Costa  Rica.  Planning  for  this  project  has  been  fully  completed  and  all  permits  have been granted, including the permit required under “Article 21” in connection with access to the beachfront  associated  with  the  project.  Excavation  work  began  in  March  2013  and  site  work continues.  The  Company  is  still  in  process  of  completing  the  financing  of  the  project  and  has not realized revenue to date. Since the financing of the Costa Rican project is not complete, the

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

SUNVESTA,  INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

2.

SIGNIFICANT ACCOUNTING POLICIES  - Continued

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards

Updates (ASU) 2015-03 which requires that debt issuance costs be reported in the balance sheet

as  a  direct  deduction  from   the  face  amount  of   the  related   liability,   consistent  with   the

presentation of debt discounts. Prior to the amendments, debt issuance costs were presented as a deferred charge (i.e., an asset) on the balance sheet. The ASU provides examples illustrating the  balance  sheet  presentation  of  notes  net  of  their  related  discounts  and  debt  issuance  costs.

Further,  the  amendments  require  the  amortization  of  debt  issuance  costs  to  be  reported  as interest expense. Similarly, debt issuance costs and any discount or premium are considered  in the  aggregate  when  determining  the  effective  interest  rate  on  the  debt.  The  amendments  to

(ASU)  2015-03  are  effective  for  the  annual  period  ending  after  December  15,  2015,  and  for annual periods and interim periods thereafter. The amendments must be applied retrospectively.

Early  application  is  permitted.  The  Company  expects  this  ASU  to  change  the  presentation  of its debt issuance costs.

3.

GOING CONCERN

The Company is currently working on building a hotel in the Papagayo Gulf Tourism Project area of Guanacaste, Costa Rica. The project is expected to open in the third  quarter of 2017.

Until the completion of the project, the following expenditures are estimated to be incurred:

a.      Gross project cost

$

208,000,000

b.      Less: Proceeds from sale of villas

(25,000,000)

c.      Net project cost

183,000,000

d.      Overhead expenses

27,000,000

e.      Subtotal

210,000,000

f.

Less: Recuperated in gross project  cost

(12,000,000)

g.      Total, excluding other potential projects

$

198,000,000

Sixty  percent  (60%)  of  the  net  project  cost  is  intended  to  be  financed  through  the  issuance  of secured  bonds,  for which negotiations  have been  initiated.  The remaining forty percent (40%)

of the net project cost, as well as non-recuperated overhead expenses are intended to be financed by  the  main  shareholders  or  lenders  of  the  project  in  the  event  that  alternative  means  of financing the remainder of the project are not available, i.e. Zypam Ltd., shareholder and related entity  to  Mr.  Josef  Mettler,  Mr.  Hans  Rigendinger,  shareholder,  Company  Director  and  Chief

Operating Officer, Dr. Max Rӧssler, controlling shareholder of Aires International Investment,

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

The  guaranty  agreement  requires  that  within  30  days  of  receiving  a  demand  notice,  the requested  funds  are  made  available  by  the  guarantors  to  the  Company.  The  guaranty  may  not be terminated until such time as SunVesta AG  has secured financing for the completion of the project.  Based  on  this  guaranty  agreement,  management  believes  that  available  funds  are sufficient  to  finance  cash  flows  for  the  twelve  months  subsequent  to  June  30,  2015  and  the filing  date,  though  future  anticipated  cash  outflows  for  investing  activities  will  continue  to depend on the availability of financing.

SUNVESTA,  INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

4.

CASH AND CASH EQUIVALENTS

Cash  and  cash  equivalents  are  available  to  the  Company  without  any  restriction  or  limitation on  withdrawal  and/or  use  of  these  funds.  The  Company’s  cash  equivalents  are  placed  with financial  institutions  that  maintain  high  credit  ratings.  The  carrying  amounts  of  these  assets approximate their fair value.

Cash & cash

USD ($)

EURO

CHF

CRC

Total

Total

equivalents

June 30, 2015

December 31, 2014

original currency

17,773

10,733     633,834,

84,135

in $

17,773

11,908      678,992

155

708,828

14,347

USD ($)  =

US Dollar

EURO     =

Euro

CHF

=

Swiss Francs

CRC

=

Costa Rican Colón

5.

RESTRICTED CASH

As of June 30, 2015, the Company has the following restricted cash positions:

June 30,

December 31,

Restricted Cash

2015

2014

$

$

Credit Suisse in favor of

BVK Personalvorsorge des Cantons Zurich

136,887

129,272

HSBC in favor of

Costa Rican Tourism Board

370,000

370,000

Banco Nacional de Costa Rica in favor of the

Costa Rican Environmental Agency – SETENA

622,312

622,312

Banco National de Costa Rica in favor of the Costa

Rican Tourism Board

563,350

563,350

Gross

1,692,549

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

SUNVESTA,  INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

6.

PROPERTY & EQUIPMENT

June 30, 2015

December 31, 2014

Land

$

19,700,000

19,700,000

IT Equipment

185,846

185,846

Other equipment and furniture

283,776

277,557

Leasehold improvements

66,617

66,617

Vehicles

139,000

139,000

Construction in-process

35,733,075

31,275,559

Gross

56,108,314

51,644,579

Less accumulated depreciation

(477,148)

(443,227)

Net

$

55,631,166

51,201,352

Depreciation  expenses for the period ended

June 30, 2015 and 2014

33,921

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

The Rich Land concession is a right to use the property for a specific period of time of initially

20  years  from  the  date  of  grant,  which  thereafter  can  be  renewed  at  no  further  cost,  if  the landholder is up to date with its obligations and if there is no significant change in government policies. The current concession expires in June 2022.

The AdR concession is also  a right to  use the property for a specific period  of  time of initially

30  years  from  the  date  of  grant,  which  thereafter  can  be  renewed  at  no  further  cost,  if  the landholder is up to date with its obligations and if there is no significant change in government policies. The current concession expires in November 2036.

On  July  14,  2015  the  Consejo  del  Polo  de  DesarrolloTuristico  Papagayo  at  ICT  (Council  of

Papagayo  Tourism  Development  Project),  unanimously  has  approved  the  extension  of  both concessions until 2052.

The  construction  in  process  through  December  31,  2014  and  June  30,  2015,  is  represented primarily by architectural work related  to  the  hotel and  apartments as well  as  site  work on the respective properties.

Deposit related to  construction work

During  the  quarter  ended  June  30,  2015,  most  of  the  main  earthmoving  groundwork  has  been completed for which work the Company has paid several deposits to contractors. These deposits will  be  offset  against  invoices  for  such  groundwork.  As  of  June  30,  2015  and  December  31,

2014,  the  Company  has  deposits  of  $817,410  and  $820,565  respectively,  which  have  not  yet been set off.

SUNVESTA,  INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

7.

DOWN PAYMENTS FOR PROPERTY & EQUIPMENT

June 30, 2015

December 31, 2014

La Punta (adjacent  concession) and close concession      $

2,669,816

2,369,816

Gross

$

2,669,816

2,369,816

Total (net)

$

2,669,816

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

(one  of  the  concession  properties  in  Polo  Papagayo)  and  a  five  percent  in  equity  of  Paradisus

Papagayo  Bay  Resort  &  Luxury  Villas  (currently  under  development).  The  payment  schedule was as follows:

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

$8,000,000 in total to Third Party

SUNVESTA,  INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

$8,130,184 in total to Original Seller

The  Company  had  paid  down-payments  on  the  purchase  of  these  properties  of  $2,669,816  as of  June  30,  2015,  of  which  $300,000  was  paid  in  refundable  payments  during  the  six  months period ended June 30, 2015. The Company is in discussions with the Original Seller regarding an  extension  of  the  agreement.  Should  the  Company  not  be  successful  in  obtaining  a  time extension  for  the  payment  of  the  purchase  price  or  amendment  to  the  purchase  agreement,  it will have to write-off $300,000 of that purchase price already paid.

SUNVESTA,  INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

As  of  June  30,  2015  and  December  31,  2014,  respectively,  there  are  no  financial  assets  or liabilities measured on a recurring basis at fair value.

In addition to  the methods and  assumptions to  record  the fair value of financial instruments as discussed above, the Company used the following methods and assumptions to estimate the fair value of our financial instruments:

SUNVESTA,  INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

The fair value of our financial instruments is presented in the table below:

June 30, 2015

December 31, 2014

Carrying

Fair Value      Carrying

Fair Value

Fair Value

Amount

Amount

Reference

$

$

$

$

Levels

Cash and cash  equivalents

708,828

708,828

14,347

14,347

1

Note 4

Restricted  cash

1,692,549

1,692,549

1,684,934

1,684,934

1

Note 5

Receivables from related

parties – other (current)

23,933

23,933

27,163

27,163

3

Note 9

Accounts Payable

5,521,040

5,521,040

6,181,057

6,181,057

1

-

Bank liabilities

-

-

153,375

153,375

1

Note11

Note payable

2,167,396

2,167,396

3,023,759

3,023,759

1

Note 17

Notes payable to related

parties – Dr. M. Rӧssler

850,770

850,770

803,223

765,890

1

Note 9

(current)

Notes payable to related

parties – Rigendinger

2,027

2,027

1,914

1,914

3

Note 9

(current)

Notes payable to related

parties – other (current)

449,439

449,439

356,963

356,963

3

Note 9

EUR-bonds

8,589,905

8,589,905

9,057,986

9,057,986

3

Note 12

CHF-bonds

35,947,733

35,947,733

25,511,898

25,511,898

3

Note 12

Notes payable to related

parties – Aires (non-

32,631,771

32,631,771     30,299,312

30,299,312

3

Note 9

current)

SUNVESTA,  INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

9.

RECEIVABLES FROM AND PAYABLES TO RELATED PARTIES

The advances from (to) related parties are composed as follows:

Receivables

Payables

June 30, 2015

December 31,

June 30, 2015

December 31,

2014

2014

1     Hans Rigendinger

-

-

2,027

1,914

2     Aires  International

-

-

32,631,771

30,299,312

3     Dr. Max Rӧssler

-

-

850,770

803,223

4     Akyinyi Interior and

Exterior Decoration

-

-

230,000

170,000

5     Global Care AG

-

-

219,439

186,963

6     Geoffrey Long

23,933

27,163

-

-

Total excluding  interest

23,933

27,163

33,934,007

31,461,412

Accrued interest

-

-

5,396,199

3,818,494

Total

23,933

27,163

39,330,206

35,279,906

of which non-current

-

-

32,631,771

30,299,312

Related party

Capacity

Interest    Repayment

Rate

Terms

Security

1     Hans Rigendinger     Shareholder, COO and Company board member

3%

none

none

2     Aires  International

*** see hereinafter  ***

3     Dr. Max Rӧssler

*** see hereinafter  ***

4     Akyinyi Interior

and Exterior

Company owned by the wife of Josef Mettler

none

none

none

Decoration

5     Global Care AG

Company owned by Dr. Max Rössler

none

none

none

6     Geoffrey Long

Head of Accounting “The Americas”

none

none

none

Loan agreement Aires International Investment Inc.

As of June 30, 2015, the Company owes Aires International Inc. the following:

Borrower

Debt instrument

Amount in CHF

Amount in

Annual

Repayment  date

denominated in

USD

interest

*

CHF

rate

SunVesta Inc.

Promissory note

10,143,053

10,855,746

7.25%

Dec 31, 2017

SunVesta Inc.

Promissory note

10,000,000

10,702,627

7.25%

Dec 31, 2017

SunVesta Inc.

Promissory note

10,000,000

10,702,627

7.25%

Dec 31, 2017

SunVesta Holding

Loan agreement

346,374

370,771

7.25%

Dec 31, 2017

Total

32,631,771

*

The notes may be repaid in whole or in part.

SUNVESTA,  INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

9.

RECEIVABLES FROM AND PAYABLES TO RELATED PARTIES - Continued

Loans Dr. Max Rӧssler

As of June 30, 2015 the Company owes Dr. Max Rössler the following:

Debt instrument      Securities

Amount in

Amount in      Annual interest      Repayment  date

CHF

USD

rate

Securities

10,000 shares

427,048

457,127

*

May 30, 2016

lending

Schindler

Holding

Securities

700 shares Zug

367,741

393,643

*

May 30, 2016

lending

Estates Holding

Total

794,789

850,770

May 30, 2016

*

The Company is not required to pay any interest and can repay the loans either in cash or with the delivery of the respective shares.

Loan Global Care AG

During  2014,  Global  Care  AG  loaned  the  Company  $191,849  (CHF  185,000),  which  amount was  repayable  on  October  31,  2014.  The  loan  includes  a  fixed  interest  payment  of  $20,740

(CHF  20,000).  As  of  the  date  of  this  report,  both  amounts  are  overdue.  According  to  the agreement, there are no penalties for late payment.

Receivable from Josef Mettler

On  June  30,  2015,  Aires  International  Investments,  Inc.  absorbed  the  Company’s  receivables from  Mr.  Mettler  in  the  amount  of  $  1,507,128  (CHF 1,419,412) by  crediting  the  amount  due to  the Company against the amount due from the Company to  Aires.  There are no  outstanding receivables from Mr. Mettler as of June 30, 2015.

SUNVESTA,  INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

10.

RELATED PARTY TRANSACTIONS

Commissions paid or payable to related parties

During  the  three  month  periods  ended  June  30,  2015,  and  June  30,  2014,  the  Company  paid commissions  to  4f  capital  ag  in  the  amount  of  $803  and  $42,500,  respectively,  for  services related to financing the Company. During the six months periods ended June 30, 2015, and June

30,  2014,  the  Company  paid  commissions  to  4f  capital  ag  in  the  amount  of  $29,984  and

$103,000, respectively These costs have been capitalized to debt issuance costs. 4f capital ag is a company owned and directed by Mr. Mettler (Board Member and CEO of the Company) that receives  a  commission  of  1.5%  for  new  funds  that  the  Company  receives  based  on  consulting services rendered by 4f capital ag.

Hans Rigendinger

In 2013, the Company borrowed $600,000 at 3% interest from Hans Rigendinger. The amount due to Mr. Rigendinger for this loan at June 30, 2015 was $2,027.

Mr.   Rigendinger   also   held   bonds   denominated   in   Euros   and   Swiss   Francs   valued   at

approximately $3,853,000 as of June 30, 2015 and December 31, 2014.

Service fees paid or payable to Akyinyi Interior and Exterior Decoration

During the three months periods ended June 30, 2015, and June 30, 2014, the Company paid or accrued  fees  to  Akyinyi  Interior  and  Exterior  Decoration,  which  is  a  company  owned  by  Mr.

Mettler’s  wife,  for  services  related  to  interior  design  plans  for  the  Papagayo  Gulf  Tourism project  in  the  amounts  of  approximately  $30,000  and  $30,000  respectively.  During  the  six months periods ended  June 30,  2015, and  June 30, 2014,  the Company paid  or accrued  fees  to

Akyinyi Interior and Exterior Decoration in the amounts of approximately $60,000 and $60,000 respectively. These costs have been capitalized to property and equipment.

Consulting Fees paid or payable to Cambridge Limited Corp.

During  the  three  months  periods  ended  June  30,  2015,  and  June  30,  2014,  the  Company  paid fees to Cambridge Limited Corporation, which is a company owned by Mr. Mettler’s father-in-

law.  These  fees  related  to  accounting  and  consulting  services  rendered  in  Costa  Rica  for  the

Company  in  the  amount  of  $43,500  and  $43,500  respectively.  During  the  six  months  periods ended  June  30,  2015,  and  June  30,  2014,  the  Company  paid  fees  to  Cambridge  Limited

Corporation in the amount of $87,000 and $87,000 respectively.

11.

BANK LIABLITIES

There is no bank liability at June 30, 2015. The bank liability at December 31, 2014, represented a temporary, secured overdraft facility, bearing an interest rate of 8.9%.

SUNVESTA,  INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

June 30, 2015

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

December 02

Applicable law:

Swiss

The nominal amounts have changed as follows:

CHF Bond

CHF Bond

CHF BOND I

2015

2014

$

$

Balances January 1

10,802,722

8,558,443

Cash inflows

-

5,542,245

Cash outflows

-

-

Foreign currency adjustments

837,727

(953,513)

Reclassifications to CHF Bond II

-

(2,147,983)

Sub-total

11,640,449

10,999,192

Discounts (commissions paid to bondholders)

(670,764)

(670,764)

Accumulated amortization of discounts

600,638

474,294

Unamortized discounts

(70,126)

(196,470)

Balances June 30 and  December 31(Carrying

value)

11,570,323

10,802,722

The reclassification was made from CHF bond I to CHF bond II. As CHF bond II has identical terms as CHF bond I, this reclassification is neither an extinguishment nor a modification.

As per date of this report the Company has realized a cumulative amount of CHF 10.85 million

($11.12 million) related to CHF Bond I.

SUNVESTA,  INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

12.

BONDS  - continued

EUR-Bond

EUR-Bond

(new)

(new)

2015

2014

$

$

Balances January 1

7,342,995

6,757,065

Cash inflows

281,752

1,562,402

Cash outflows

-

-

Foreign currency adjustments

(601,127)

(963,896)

Sub-total

7,023,620

7,355,572

Discounts (commissions paid to bondholders)

(23,753)

(17,305)

Amortization of discounts

8,315

4,729

Unamortized discounts

(15,438)

(12,576)

Balances June 30 and December 31(Carrying

value)

7,008,182

7,342,995

As per date of this report the Company has realized a cumulative amount of EUR 6.30 million

($7.02 million) related to the EURO Bond I.

EUR-Bond

EUR-Bond

EURO BOND I

old

old

2015

2014

$

$

Balances January 1

-

5,786,248

Cash inflows

-

-

Cash outflows

-

(5,729,712)

Foreign currency adjustments

-

(56,536)

Sub-total

-

-

Discounts (commissions paid to bondholders)

-

(248,195)

Amortization of discounts

-

248,195

Unamortized discounts

-

-

Balances June 30 and December 31(Carrying

value)

-

-

SUNVESTA,  INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

12.

BONDS  - Continued

CHF Bond II

CHF Bond II

CHF BOND II

2015

2014

$

$

Balances January 1

14,709,176

-

Cash inflows

8,583,267

12,912,402

Cash outflows

-

-

Foreign currency adjustments

1,575,334

243,843

Reclassifications from CHF Bond I

-

2,147,983

Sub-total

24,867,777

15,304,228

Discounts (commissions paid to bondholders)

(1,434,679)

(1,041,917)

Accumulated amortization of discounts

944,312

446,864

Unamortized discounts

(490,367)

(595,052)

Balances June 30 and December 31(Carrying

value)

24,377,410

14,709,176

As    per    date    of    this    report    the    Company    has    realized    a    cumulative    amount    of

CHF 25.04 million ($25.66 million) related to CHF Bond II.

EUR-Bond

EUR-Bond

EURO BOND NEW II

new II

new II

2015

2014

$

$

Balances January 1

1,714,991

-

Cash inflows

-

1,960,226

Cash outflows

-

-

Foreign currency adjustments

(96,789)

(198,968)

Sub-total

1,618,205

1,761,258

Discounts (commissions paid to bondholders)

(59,740)

(59,740)

Amortization of discounts

23,256

13,473

Unamortized discounts

(36,484)

(46,266)

Balances June  30 and December 31(Carrying

value)

1,581,721

1,714,991

As per date of this report the Company has realized a cumulative amount of EUR 1.44 million

($1.61 million) related to the EURO Bond new II.

SUNVESTA,  INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

Actuarial valuation

Net periodic pension cost has been included in the Company’s results as follows:

Three months

Six months

Three months

Six months

Pension expense

ended

ended

ended June 30,

ended

June 30, 2015

June 30, 2015

2014

June 30, 2014

$

$

$

$

Current service cost

14,648

29,296

14,147

28,294

Net actuarial (gain) loss recognized

-

-

(169)

(338)

Interest cost

1,348

2,696

1,494

2,987

Expected return on assets

(1,659)

(3,318)

(1,550)

(3,100)

Employee contributions

(5,963)

(11,926)

(5,918)

(11,836)

Net periodic pension cost

8,374

16,748

8,004

16,007

During  the  three  month  periods  ended  June  30,  2015  and  June  30,  2014  the  Company  made cash contributions of $6,104 and $5,915, respectively, to its defined benefit pension plan.

All of the assets are held under the collective contract by the plan’s re-insurer Company and are invested  in  a  mix  of  Swiss  and  international  bond  and  equity  securities  within  the  limits prescribed by the Swiss Pension Law.

The expected future cash flows to be paid by the Company in respect of employer contributions to the pension plan for the year ended December 31, 2015 are $11,926.

SUNVESTA,  INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

12,500,000 common shares through January 1,  2018.  The 5,000,000  retention common shares vested were issued  subsequent to the reporting date.

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

3,000,000 common shares as a retention award for each completed year of employment (e.g. as per July 4, 2014 and July 4, 2015). The employment contract is for an initial term of three years with  an  additional  bilateral  option  for  another  two,  two-year  periods,  but  a  maximum  of

December  31,  2020.  Therefore,  in  total  the  Company  could  be  requested  to  issue  up  to

21,000,000  common  shares  through  December  31,  2020  related  to  the  retention  bonus.  The

6,000,000 retention common shares vested were issued  subsequent to the reporting date.

SUNVESTA,  INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

14.

STOCK COMPENSATION - Continued

Share Grants – Mr. José María Figueres Olsen

On March 10, 2014, the Company authorized  the issuance of  500,000  common shares,  valued at  $0.10  which  was  the  share  price  and  therefore  the  fair  value  on  grant  date,  to  José  María

Figueres Olsen in connection with his appointment to the Board of Directors.  Additionally,  on

March 10, 2014, the Company agreed to a retention award of 200,000 common shares for each fully  completed  year  of  service.  The  700,000  shares  were  issued  subsequent  to  the  reporting date.

Share Grants – Mr. Howard M. Glicken

On March  10, 2014, the Company authorized  the issuance of  500,000  common shares,  valued at  $0.10,  which  was  the  share  price  and  therefore  the  fair  value  on  grant  date,  to  Howard  M.

Glicken in connection with his appointment to the Board of Directors.  Additionally, on March

10,  2014,  the  Company  agreed  to  a  retention  award  of  200,000  common  shares  for  each  fully completed year of service. The 700,000 shares were issued  subsequent to the reporting date.

Based  on  these  contracts  the  Company  has  included  the  following  stock-based  compensation in the Company’s results:

Stock-based compensation

Three months

Six months

Three months

Six months

(shares)

ended June 30,

ended June 30,

ended June 30,

ended June 30,

2015

2015

2014

2014

Shares granted

46,400,000 shares     46,400,000 shares     46,400,000 shares     46,400,000 shares

Fair Value respectively

$0.0744

$0.0744

$0.0744

$0.0744

market price on grant date

Total maximal  expenses

$3,450,000

$3,450,000

$3,450,000

$3,450,000

(2013-2020)

Shares vested

20,900,000 shares     20,900,000 shares     15,000,000 shares     15,000,000 shares

Unvested shares

25,900,000 shares     25,900,000 shares     31,400,000 shares     31,400,000 shares

A total of 9,400,000 retention common shares vested were not issued as of June 30, 2015.

SUNVESTA,  INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

14.

STOCK COMPENSATION – Continued

As of December 31, 2015, the Company expects to record compensation expense in the future up to $1,550,000 as follows:

Year ending December 31,

Stock-based

Through

compensation

December 31,

(shares)

2015

2016

2017

2018

2019

2020

$

$

$

$

$

$

Unrecognized

compensation

205,000

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

Installment  A  is  contingent  on  obtaining  a  financing  arrangement  for  the  Paradisus  Papagayo

Bay  Resort  &  Luxury  Villas  project.  As  of  the  grant  date,  the  fair  value  was  $300,000.  As  of

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

As  of  the  grant  date,  the  fair  value  was  $340,000  and  the  Company  had  estimated  that  Meliá

would  assume  responsibility  as  of  July  1,  2015.  As  of  March  6,  2014,  the  Company  assessed the  probability  that  this  performance  condition  wiould  be  met  at  100%,  but  the  actual  date  on which  this  performance  condition  is  expected  to  be  achieved  has  been  postponed.  As  of  April

14,  2015,  the  estimated  opening  date  was  postponed  to  the  third  quarter  2017.  The  Company still assesses that the probability that this performance condition will be met at 100% as of the new opening date. Hence, the remaining fair value of the award will be expensed on a straight-

line basis over the recalculated expected remaining vesting-period.

SUNVESTA,  INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

14.

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

For  installment  A  (5,000,000  options),  it  is  required  to  complete  a  financing  arrangement  for the  Paradisus  Papagayo  Bay  Resort  &  Luxury  Villas  project.  As  of  grant  date,  the  fair  value was  $249,835.  The  Company  expensed  the  total  fair  value  on  a  straight-line  basis  over  the expected vesting period.

For   installment   B   (5,000,000   options),   it   is   required   that   Meliá   assumes   management

responsibilities for Paradisus Papagayo Bay Resort & Luxury Villas on the opening date. As of the  grant  date  the  fair  value  was  $258,210  and  the  Company  had  estimated  that  Meliá  would assume  responsibility  as  of  July  1,  2015.  As  of  March  6,  2014  the  Company  assessed  the probability that this performance condition wiould be met at 100%, but the actual date on which this performance condition is expected to be achieved was postponed. As of April 14, 2015 the estimated  opening  date  was  postponed  to  the  third  quarter  2017.  The  Company  still  assesses the probability that this performance condition will be met at 100% as of the new opening date.

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

For   installment   C   (5,000,000   options),   it   is   required   that   Meliá   assumes   management

responsibilities for Paradisus Papagayo Bay Resort & Luxury Villas on the opening date. As of the grant date, the fair value was $258,000 and the Company had estimated that Meliá assumes responsibility  as  of  July  1,  2015.  As  of  March  6,  2014  the  Company  assessed  the  probability that  this  performance  condition  would  be  met  at  100%,  but  the  actual  date  on  which  this performance  condition  is  expected  to  be  achieved  was  postponed.  As  of  April  14,  2015  the estimated  opening  date  was  postponed  to  the  third  quarter  2017.  The  Company  still  assesses the  probability  that  this  performance  condition  will  be  met  at  100%  as  of  the  opening  date.

Hence,  the remaining fair value of the award  will be expensed on a straight-line basis over  the recalculated expected remaining vesting-period.

SUNVESTA,  INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

14.

STOCK COMPENSATION – Continued

Stock Options – Summary

A summary of stock options outstanding as per June 30, 2015 is as follows:

Options outstanding

Number of

Weighted average

Weighted average

Options

exercise price

remaining

contractual life

Outstanding January 1, 2015

32,000,000

$ 0.05

8.42 years

Granted

-

Exercised

-

Forfeited or expired

-

Outstanding June 30, 2015

32,000,000

$ 0.05

7.92 years

Exercisable June 30, 2015

-

The following table depicts the Company’s non-vested options as of June 30, 2015 and changes during the period:

Non-vested options

Shares under Options

Weighted average grant date

fair value

Non-vested at December 31, 2014

32,000,000

$ 0.053

Non-vested-granted

-

-

Vested

-

-

Non-vested, forfeited or cancelled

-

-

Non-vested at June 30, 2015

32,000,000

$ 0.053

Under  the  provisions  of  ASC  718  Compensation  –  Stock  Compensation,  the  Company  is

required  to  measure  and  recognize  compensation  expense  related  to  any  outstanding  and

unvested   stock   options   previously   granted,   and   thereafter   recognize,   in   its   consolidated

financial  statements,  compensation  expense  related  to  any  new  stock  options  granted  after implementation  using  a  calculated  fair  value  based  option-pricing  model.  The  Company  uses the Black-Scholes option-pricing model to calculate the fair value of all of its stock options and its assumptions are based on historical and available market information. No stock options were granted for the periods ended June 30, 2015 and June 30, 2014.

Assumption

June 30, 2015

June 30, 2014

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

SUNVESTA,  INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

14.

STOCK COMPENSATION - Continued

Stock Options – Summary - Continued

As  of  June  30,  2015,  the  Company  had  unrecognized  compensation  expenses  related  to  stock options currently outstanding, to be recognized in future quarters respectively years as follows:

Through to

Year ending

Year ending

Stock-based compensation (options)

December 31,

December 31,

December 31,

2015

2016

2017

$

$

$

Unrecognized  compensation expense

67,476

134,956

33,739

15.

SUMMARY OF SHARE AND OPTION COMPENSATION EXPENSE

The  Company  recorded  the  following  amounts  related  to  stock  based  compensation  expense during the periods ended June 30, 2015 respectively June 30, 2014:

Three

Six months

Three

Summary of share and option

months June

June 30,

months

Six months

based compensation expense

30, 2015

2015

June 30,

June 30,

$

$

2014

2014

$

$

Share grants (see Note 14 for

102,500

212,666

112,500

317,333

details)

Option grants (see Note 14 for

33,738

67,476

69,404

448,162

details)

Total

(recorded under general &

136,238

280,142

181,904

765,495

administrative expense)

16.

FUTURE LEASE COMMITTMENTS

On  December  1,  2012,  the  Company  entered  into  a  lease  agreement  for  the  premises  for  its

Swiss  office  with  an  unrelated  entity.  The  annual  rental  expense  amounts  to  approximately

$130,000 on a fixed term expiring on December 31, 2017.

December 31,

December 31,

Future lease commitments

2015

2014

$

$

2015

65,000

65,000

2016

130,000

130,000

2017

130,000

130,000

2018

-

-

2019

-

-

SUNVESTA,  INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

17.

NOTE PAYABLE

June 30, 2015

December 31, 2014

$

$

Promissory note

2,000,000

2,000,000

Specogna Holding AG

-

707,428

R. Weimar (private investor)

167,396

316,331

Total

2,167,396

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

Loans Specogna Holding AG

On May  15,  2014  the Company  entered  into  a  short  term  loan  agreement  for CHF 1.0  million

($1.01  million)  with  Specogna  Holding  AG.  This  loan  was  repayable  on  July  31,  2014,  and bore  a  lump  remuneration  as  interest  of  CHF  30,000  (approximately  $32,100).  This  loan  was repaid in 2014.

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

Loan R. Weimar (private investor)

On May 23, 2014, the Company entered into a short term loan agreement for approximately

$376,800 with Roland Weimar. The loan was repayable in five instalments, (four payments of

$84,700, one payment of $38,000), with the initial payment due on June 2, 2014 and the latest payment due on June 1, 2015. The interest rate is 2 % per annum. The Company had  repaid approximately $209,000 as of the filing date of this report. The agreement does not stipulate any repercussions for the late payments.

SUNVESTA,  INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

Since   the   completion   date   for   the   Paradisus   Papagayo   Bay   Resort   &   Luxury   Villas

development  is  now  anticipated  for  the  third  quarter  of  2017,  the  Company  is  in  discussions with  Meliá  regarding  another  addendum  that  would  allow  an  extension  of  the  deadlines stipulated  in  the  Sixth  Addendum.  The  Company  is  confident  that  a  further  addendum  to  its agreement with Meliá  will be concluded.  However,  should  the Company not be successful,  in concluding  a  further  addendum,  the  penalty  for  not  achieving  the  most  recently  agreed completion date would be $5,000,000.

SUNVESTA,  INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

Three-month

Six-month

Three-month

Six-month

Earnings per share

period ended

period ended

period ended

period ended

June 30, 2015

June 30, 2015

June 30, 2014

June 30, 2014

Company posted

Net  loss

Net  loss

Net  loss

Net  loss

Basic weighted average shares

outstanding

92,941,603

92,775,305

87,041,603

86,646,575

Dilutive effect of common stock

equivalents

None

None

None

None

Dilutive weighted average shares

outstanding

92,941,603

92,775,305

87,041,603

86,646,575

A  total  of  9,400,000  common  shares  vested  were  not  issued  as  per  balance  sheet  date  and  are included in the basic weighted average shares outstanding.

The  following  table  shows  the  number  of  stock  equivalents  that  were  excluded  from  the computation  of  diluted  earnings  per  share  for  the  respective  period  because  the  effect  would have been anti-dilutive.

Three-month

Six-month

Three-month

Six-month

Earnings per share

period ended

period ended

period ended

period ended

June 30, 2015

June 30, 2015

June 30, 2014

June 30, 2014

Options to Hans Rigendinger

10,000,000

10,000,000

10,000,000

10,000,000

Options to Dr. M. Rössler

10,000,000

10,000,000

10,000,000

10,000,000

Options to Josef Mettler

12,000,000

12,000,000

12,000,000

12,000,000

Total Options

32,000,000

32,000,000

32,000,000

32,000,000

Shares to Hans Rigendinger

7,500,000

7,500,000

10,000,000

10,000,000

(retention bonus – non vested)

Shares to Josef Mettler (retention

18,000,000

18,000,000

21,000,000

21,000,000

award)

Shares to Howard Glicken and

400,000

400,000

400,000

400,000

José Maria Figueres (retention

award)

Total Shares

25,900,000

25,900,000

31,400,000

31,400,000

Total Options and Shares

57,900,000

57,900,000

63,400,000

63,400,000

SUNVESTA,  INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

20.

GENERAL AND ADMINISTRATIVE EXPENSES

General  and  administrative  expenses  according  consolidated  statement  of  comprehensive  loss include:

Three-month

Six-month

Three-month

Six-month

General and administrative expenses

period ended

period ended

period ended

period ended

June 30, 2015

June 30, 2015

June 30, 2014

June 30, 2014

$

$

$

Rental & related  expenses

49,951

101,629

44,471

89,106

Audit

127,720

177,530

93,289

183,401

Consulting

317,042

592,381

430,775

1,032,883

Marketing, Investor & public relations

29,121

43,762

28,083

35,945

Travel  expenses

112,818

287,751

77,810

182,570

Personnel  costs including social security’s

costs and share based remuneration

509,862

1,711,031

506,603

1,405,081

Various other operating  expenditures

223,068

311,965

190,331

494,368

Total according statements of

comprehensive loss

1,369,582

3,226,049

1,371,362

3,423,534

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

In the  context of  the guaranty  agreement  that  is also  mentioned  in Note 3  (“Going Concern”),

the major shareholders will provide personel guarantees to  investors,  so  that they will be in a position to secure the necessary funds for the repayment of the CHF bonds, which are due on

August 31, 2015.

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

Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes hereto included in this report. All information presented herein is based on our three month periods ended June 30, 2015 and June 30, 2014. Our fiscal year end is December 31.

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

Costa Rica, is the Paradisus Papagayo Bay Resort & Luxury Villas, a five star luxury hotel.  All permitting for the project is in place, including permission to incorporate the beachfront adjacent to the two concessions into the development and all significant site work completed. Vertical construction is expected to commence in the third quarter of 2015, while the opening of.the Paradisus

Papagayo Bay Resort & Luxury Villas is scheduled for the third quarter of 2017, subject to the procurement of the requisite financing.

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

Since the completion date for the Paradisus Papagayo Bay Resort & Luxury Villas development is now anticipated for the third quarter of 2017, the Company is in the process of reaching an agreement to further amend the management agreement with Meliá dated August 18, 2014. The amended agreement presently stipulates that if the Papagayo Bay Resort & Luxury Villa’s is not completed by

February 15, 2016, and if an extension date is not agreed, then Meliá could terminate the management agreement and cause the Company to pay a penalty of $5 million. The Company is confident that an agreement will be reached to extend the completion date to the third quarter of 2017.

Additional Concession Properties

On April 20, 2012, the Company entered into an agreement with Meridian IBG (“Meridian”), as amended on November 13, 2012, and replaced on May 7, 2013, to purchase two additional concession properties in Polo Papagayo, Guanacaste, comprised of approximately 230,000 square meters for

$17,500,000. One of the concessions lies adjacent to the existing concessions (La Punta) and the other is in close proximity to the Paradisus Papagayo Bay Resort & Luxury Villas development.

The Company had  paid down-payments on the purchase of these properties of $2,669,816 as of June

30, 2015, and is in discussions with Meridian regarding an amendment to the agreement. Should the

Company not be successful in obtaining an amendment to the agreement, it would have to  write-off

$300,000 of that purchase price already paid.

Finance

The anticipated completion of the Paradisus Papagayo Bay Resort & Luxury Villas in the third quarter of 2017 will require a net investment of approximately $198 million (including non-recuperated overhead expenses), of which approximately $55 million has been expended as of June 30, 2015. We expect to realize a minimum of $140 million in new funding over the next twelve months. New funding over the next twelve months is expected to be raised from debt financing through bonds, a credit facililty from construction contractors, shareholder loans and, if necessary, the guaranty agreement borne by certain principal shareholders and participants in management .

Detailed below is a brief description of material debt obligations as of period end.

Bonds

The Company has four bond issues outstanding, denominated in EUR (€) or Swiss Francs (CHF).

EUR (€) Bonds

The Company initiated  an unsecured EUR bond offering on December 2, 2013, of up to €15,000,000 in units of €10,000 that bear interest at 7.25% per annum payable each December 1 over a three year term that matures on December 2, 2016. We had realized  $7,342,995 as of the year ended December

31, 2014, and $7,008,182 as of June 30, 2015 (decrease due to foreign currency adjustments), for a cumulative amount of $7.02 million as of the date of this report.

The Company initiated a parallel offering of unsecured EUR bonds on December 2, 2013, of up to

€15,000,000 in units of €10,000 that bear interest at 7.25% per annum payable each December 2 over a three year term that matures on December 2, 2016. We had realized $1,714,991 as of the year ended

December 31, 2014 and $1,581,721as of June 30, 2015 (decrease due to foreign currency adjustments), for a cumulative amount of $1.61 million as of the date of this report.

Swiss Francs (CHF) Bonds

The Company initiated an unsercured CHF bond offering on September 1, 2011, of up to CHF

15,000,000 in units of CHF 50,000 that bear interest at 7.25% per annum payable each August 31 over a four year term that matures on August 31, 2015. We had realized $10,802,722 as of the year ended December 31, 2014 and $11,570,323 as of June 30, 2015, for a cumulative amount of $11.12 as of the date of this report (decrease due to foreign currency adjustments).

The Company initiated another offering of unsecured CHF bonds on September 1, 2013, of up to  CHF 15,000,000 in units of  CHF 10,000 that bear interest at 7.25% per annum payable each

August 31, over a two year term that matures  on August 31, 2015. We had realized $14,709,176 as of the year ended December 31, 2014 and $24,377,410 as of June 30, 2015, for a cumulative amount of

$25.66 million as of the date of this report (decrease due to foreign currency adjustments).

Aires International Investment, Inc.

On July 27, 2011, SunVesta AG entered into a line of credit agreement with Aires International

Investments Inc. (“Aires”), a company owned by Dr. Rӧssler (a director of the Company). The loan agreement was amended on May 11, 2012 and on June 21, 2012 and then replaced by a new loan agreement on October 31, 2013, that included the following conditions:

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

The Company had  borrowed $32,631,771 from Aires as of June 30, 2015 and  $30,299,312 as of

December 31, 2014.

Dr. Max Rӧssler

Over the course of 2012 and 2013, the Company entered into a series of interest free loans with Dr.

Max Rӧssler, a director of the Company and a principal of Aires. The loans were originally due either on predetermined dates or on demand, repayable in cash or in a fixed number of shares of certain publically traded entities. On April 19, 2013, the Company and Dr. Rössler transferred amounts due to him under loans dated June 7, 2012 and March 1, 2013, for $1,810,000 and $50,0000 respectively to the existing loan agreement with Aires. The due dates of the remaining loans to Dr. Rӧssler were extended to May 30, 2016.

The Company had borrowed $850,770 from Dr. Rӧssler as of June 30, 2015 as follows:

Date of Agreement

Amount

Shares

Public Entity

July 24, 2012

$457,127

10,000

Schindler Holding AG

August 8, 2012

$393,643

700

Zug Estates Holding AG

Global Care AG

On September 23, 2014, the Company entered into a short term loan agreement of approximately

$191,849 (CHF 185,000) with Global Care AG (“Global Care”), a company owned by Dr. Rӧssler (a director of the Company), repayable on October 31, 2014, with a fixed interest payment of $20,740

(CHF 20,000). The amounts due to Global Care had not been paid as of the filing date of this report.

According to the agreement, there are no penalties for late payments.

The Company owed Global Care $219,439  as of June 30, 2015 and $186,963 as of December 31,

2014.

DIA S.A.

On March 8, 2013, the Company entered into an interest free loan agreement with DIA S.A.  in the amount of $2,000,000 payable on March 8, 2014, in connectionwith the purchase of land adjacent to the Paradisus Papagayo Bay Resort & Luxury Villas from Altos held in the name of Altos del Risco

S.A. The terms of the loan agreement were amended on March 16, 2015, to extend the due date for said payable until March of 2016.

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

March 24, 2015, by Aires on behalf of the Company, with no penalties incurred.

Roland Weimar

On May 23, 2014, the Company entered into a short term loan agreement for approximately $376,800 with Roland Weimar (“Weimar”). The loan was repayable in five instalments, (four payments of

$84,700, one payment of $38,000), with the initial payment due on June 2, 2014 and the latest paymentdue on June 1, 2015. The interest rate is 2 % per annum. The Company has repaid approximately $209,000 as of the filing date of this report. The agreement does not stipulate any repercussions for the late payments.

The Company owed Weimar $167,396 as of June 30, 2015 and $316,331 as of December 31, 2014.

Timeline

Our expected timeline for developing the Paradisus Papagayo Bay Resort & Luxury Villas is as

follows:

—     commence onsite vertical construction in the third quarter of 2015

—     complete construction in the second quarter of 2017

—     handover to Melía in the third quarter of 2017

Results of Operations

During the six  month period ended June 30, 2015, our operations were focused on (i) completing earth work excavations on the Paradisus Papagayo Bay Resort & Luxury Villas property; (ii)

furthering discussions with prospective project development partners; (iii) pursuing additional debt financing to fund the construction of the project; (iv)  seeking approval to extend the term of the concessions; (v) pursuing permission for an “Article 21” concession for beachfront properly adjacent to the project.; and (vi) commencing the process to create sub-concessions for prospective villa owners within the development.

The Company has been funded since inception from debt or equity placements and by shareholders or partners in the form of loans. Capital raised to date has been allocated primarily to the development of the Costa Rican property, including the purchase of the land and general and administrative costs.

Comprehensive Losses

Comprehensive losses for the three month period ended June 30, 2015 were $5,990,275 as compared to $2,567,886 for the three month period ended June 30, 2014. The increase in comprehensive losses over the comparative three month period can be attributed primarily to the transition to foreign currency translation losses as a result of long term intercompany receivables denominated in Swiss

Francs, the increase in foreign exchange losses due to volatility in the currency markets, the increase in amotization of debt issuance costs associated with financing activites, and the increase in interest expenses associated with outstanding debt issues, offset by lower general and administrative expenses and the increase in interest income. The variance in losses over the comparative three month periods is reconciled below:

Comprehensive  loss for the three months ended June 30, 2014,

$2,567,886

Variances

Decrease  in general and administrative expenses

(1,780)   Decrease  in consulting expenses

Increase  in interest  income

(4,711)   Increase  in deposits

Increase  in interest  expense

468,457   Increase  in interest  expensed to outstanding debt

issues.

Increase  in amortization of debt  issuance costs

444,064   Increase  in expenses associated with financing

activities and related expenses (commission).

Increase  in exchange losses

923,632   Foreign currency gain on EUR bond due to

strengthening of CHF against  the EUR, offset  by.

foreign currency losses on Aires loan due to strength of

CHF against  the USD.

Increase  in other expenses

3,959   Increase  in miscellaneous expenses.

Transition to foreign currency translation losses

1,588,768   Transition to  foreign currency translation losses due to

a  long term intercompany receiveable that  is

denominated  in Swiss Francs.

Total variances

$3,422,389

Comprehensive  loss for the three months ended June 30, 2015

$5,990,275

Comprehensive losses for the six  month period ended June 30, 2015 were $10,228,627 as compared to $5,668,793 for the six month period ended June 30, 2014. The increase in comprehensive losses over the comparative six month period can be attributed primarily to the transition to foreign currency translation losses as a result of long term intercompany receivables denominated in Swiss Francs, the increase in foreign exchange losses due to volatility in the currency markets, the increase in amotization of debt issuance costs associated with financing activites, and the increase in interest expenses associated with outstanding debt issues, offset by lower general and administrative expenses and the increase in interest income. The variance in losses over the comparative six month periods is reconciled below:

Comprehensive  loss for the six months ended June 30, 2014

$5,668,793

Variances

Decrease in general and administrative expenses

(197,305)   Decrease  in consulting expenses

Increase  in interest  income

(11,493)   Increase  in deposits

Increase  in interest  expense

1,242,742   Increase  in interest  expensed to outstanding debt

issues.

Increase  in amortization of debt  issuance costs

816,470   Increase  in expenses associated with financing

activities and related expenses (commission).

Increase  in exchange  losses

303,034   Foreign currency gain on EUR bond due to

strengthening of CHF against  the EUR, offset  by.

foreign currency losses on Aires loan due to strength of

CHF against  the USD.

Decrease  in other expenses

(28,924)   Decrease  in miscellaneous expenses.

Increase  in foreign currency translation losses

2,434,160   Increase  in foreign currency translation losses due to a

long term intercompany receiveable that  is

denominated  in Swiss Francs.

Income taxes

1,150   Tax expense

Total variances

$4,559,834

Comprehensive  loss for the three months ended June 30, 2015

$10,228,627

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

Capital Expenditures

The Company expended a significant amount on capital expenditures for the period from inception to

June 30, 2015, in connection with the purchase of land that includes a hotel concession in Costa Rica and expects to incur future cash outflows on capital expenditure as discussed in the "Liquidity and

Capital Resources" and the "Going Concern" paragraphs below.

Liquidity and Capital Resources

Since inception the Company has experienced  significant changes in liquidity, capital resources, and stockholders’ equity.

As of June 30, 2015 and December 31, 2014, the following were working capital items:

June 30,

December 31,

2015

2014

Current assets

Cash and cash equivalents

708,828

14,347

Receivable  from related parties

23,933

27,163

Other assets

422,183

289,156

Total current  assets

1,154,944

330,666

Current liabilities

Bank  liabilities

-

153,375

Accounts payable

5,521,040

6,181,057

Accrued expenses

9,080,204

5,444,514

Notes payable

2,167,396

3,023,759

Notes payable to related parties

1,302,236

1,162,100

CHF-Bond

35,947,733

25,511,898

Total current  liability

54,018,609

41,476,703

Net working capital

(52,863,665)

(41,146,037)

As of June 30, 2015 and December 31, 2014, the following were the items making up the total stockholders’ deficit:

June 30,

December 31,

2015

2014

Assets

Current assets

1,154,944

330,666

Non-current  assets

61,706,689

58,083,516

Total assets

62,861,633

58,414,182

Liabilities

Current  liabilities

54,018,609

41,476,703

Non-current  liabilities

41,422,598

39,568,568

Total liabilities

95,441,207

81,045,271

Total stockholders’ deficit

(32,579,574)

(22,631,089)

The Company’s negative net working capital of $52,863,665 is of immediate concern and will require significant action to meet anticipated cash needs, including the upcoming maturity on August 31,

2015, of CHF-bonds in the aggregate amount of $35,947,733. Management is in the process of initiating a new bond issue as a means to satisfy these bonds.

Net cash flow used in operating activities for the six months ended June 20, 2015, was $3,806,738, as compared to $3,142,719 for the six months period ended June 30, 2014. The Company expects to continue to continue to use net cash flow in operating activities until we complete the Paradisus

Papagayo Bay Resort & Luxury Villas project, which completion is projected for the third quarter of

2017.

Net cash used in investing activities for the six months ended June 30, 2015, was $4,691,170 as compared to $5,038,474 for the six  month period ended June 30, 2014. Net cash used in investing activities in the current six month period is comprised of recievables from related parties, the purchase of property and equipment and  down payments for property and equipment, offset by other receivables from related parties, deposits related to construction activities and restricted cash. Net cash used in investing activities in the prior comparable six month period was comprised of the repayment of receivables from related parties, the purchase of property and equipment and deposits related to construction.

We expect negative net cash flow in investing activities to continue while in the process of developing the Paradisus Papagayo Bay Resort & Luxury Villas.

Net cash provided by financing activities for the six  month period ended June 30, 2015, was

$9,191,280 as compared to $7,994,267  for the six  month period ended June 30, 2014. Net cash provided by financing activities in the current six month period is comprised of proceeds from bond issuances net of commissions and proceeds from notes payable from related parties, offset by a decrease in bank liabilities, the repayment of notes payable to related parties, the payment of debt issuance costs, changes in other debt.. Net cash provided by financing activities in the prior comparable six  month period was comprised of proceeds from notes payable from related parties,

proceeds from notes payable, proceeds from bond issuances net of commissions and the sale of treasury stock, offset by the repayment of notes payable to related parties, the repayment of outstanding bonds and debt issuance costs.

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

We had no lines of credit or other bank financing arrangements as of June 30, 2015.

We have commitments for executed purchase orders and agreements in the amount of $57 million as of June 30, 2015, in connection with the development of the Paradisus Papagayo Bay Resort &

Luxury Villas, which commitments are included in the required estimated net financing of $198 million to complete the project. Most material commitments are not contractually agreed as of the end of the period. We have cancellable commitments to Meridian that are not included in the required financing for the development of the Paradisus Papagayo Bay Resort & Luxury Villas of

approximately $15,000,000 as of June 30, 2015, for the purchase of two additional concession properties in Polo Papagayo, Guanacaste, Costa Rica.

We maintain a defined benefit plan that covers all of our Swiss employees and have employment agreements with our Chief Executive Officer and Chief Operating Officer as of June 30, 2015.

We have no current plans for significant purchases or sales of plant or equipment, except in connection with the planned construction of the Paradisus Papagayo Bay Resort & Luxury Villas.

We have no current plans to make any changes in the number of our employees as of June 30, 2015.

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

The major shareholders will provide personal guarantees to investors, in the context of the Guaranty Agreement, so that they will be in a position to secure the necessary funds for the repayment of the CHF bonds, which are due on August 31, 2015.

Off-Balance Sheet Arrangements

As of June 30, 2015, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition,

revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Going Concern

The Company intends to build a hotel in the Papagayo Gulf Tourism Project area of Guanacaste,

Costa Rica. The total net investment is estimated to be approximately $198 million.

The project is expected to open in the third  quarter of 2017. Until the completion of the project, the following expenditures are estimated to be incurred:

a.     Gross project cost

$

208,000,000

b.    Less: Proceeds from sale of villas

(25,000,000)

c.     Net project cost

183,000,000

d.    Overhead expenses

27,000,000

e.     Less: Recuperated in gross project cost

(12,000,000)

f      Total, excluding other potential projects

$

198,000,000

Sixty percent (60%) of the “Net project cost” is intended to be financed through the issuance of secured bonds, for which negotiations have been initiated. The remaining forty percent (40% of  the

“Net project cost”, as well as “non-recuperated overhead expenses” and the cost of potential “other projects” are intended to be financed by the main shareholders or lenders of the project in the absence of alternative financing committements, i.e. Zypam Ltd., shareholder and related entity to Mr. Josef

Mettler, Mr. Hans Rigendinger, shareholder, Chief Operating Officer and Company Board Member,

Dr. Max Rössler, Company Board Member and controlling shareholder of Aires, Mr Josef Mettler,

shareholder, Director and Chief Executive Officer.

On July 16, 2012, Mr. Mettler, Mr. Rigendinger and Dr. Rӧssler entered into a Guaranty Agreement in favour of the Company. The purpose of the guarantee is to ensure that until such time as financing is secured for the entire project that they will act as a guarantor to creditors to the extent of the project’s ongoing capital requirements. The Guaranty Agreement requires that within 30 days of receiving a demand notice, the guarantors are required to pay to the Company that amount required for ongoing capital requirements, until such time as financing of the project is secured. The guaranty may not be terminated until such time as the Company has secured financing for the completion of the project.

Based on this Guaranty Agreement, management believes that available funds are sufficient to finance cash flows for the twelve months subsequent to June 30, 2015, and the filing date, though future anticipated cash outflows for investing activities will continue to depend on the availability of financing.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2015, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.

RISK FACTORS

Not required of smaller reporting companies.

ITEM 2.

UNREGISTERED    SALES    OF    EQUITY    SECURITIES    AND    USE    OF

PROCEEDS

None.

ITEM 3.

DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

On July 16, 2015, the Company’s board of directors unanimously adopted an audit committee charter and appointed Josef Mettler, José Maria Figureres and Howard Glicken to the newly formed audit committee.

On July 16, 2015, the Company’s board of directors unanimously adopted a new Code of Business

Conduct and Ethics, a copy of which is attached hereto as Exhibit 14.

ITEM 6.

EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 47 of this Form  10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SunVesta, Inc.

Date

/s/ Josef Mettler

August 19, 2015

Josef Mettler

Chief Executive Officer, Chief Financial Officer,

Principal Accounting Officer and Director

/s/ Hans Rigendinger

August 19, 2015

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

10.11*

Assignment of Debt Agreement dated December 31, 2013, between the Company, SunVesta AG and

Aires  International Investments, Inc.(incorporated by reference to the Form 10-Q filed with the

Commission on May 20, 2014).

10.12

Assignment of Debt Agreement dated December 31, 2014, between the Company, SunVesta AG and

Aires  International Investments, Inc.

10.13*

Addendum to Employment  Agreement dated March 6, 2015, between the Company and Josef Mettler

(incorporated by reference to the Form 10-Q filed with the Commission on May 5, 2015).

14

Code of Business Conduct and Ethics  adopted on July 16, 2015.

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

47