Form 10-Q
period 2015-09-30
SUNVESTA, INC.
filed 2015-11-23
CIK 1060409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)



☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2015.

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

Act). Yes ☐ No ☑

Indicate  the  number  of  shares  outstanding  of  each  of  the  issuer’s  classes  of  common  stock,  as  of  the  latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.01 par value (the only class of voting stock), at November 23, 2015, was 95,941,603.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Consolidated Balance Sheets as of September 30, 2015 (Unaudited)  and

4

December 31, 2014

Unaudited  Consolidated Statements of  Comprehensive Loss (unaudited) for the

5

three and nine months ended September  30, 2015 and September 30, 2014

Unaudited Consolidated Statements of Stockholders’ Equity (unaudited) for the

6

nine months ended September 30, 2015

Unaudited  Consolidated Statements of Cash Flows (unaudited) for the nine

7

months ended September 30, 2015 and September 30, 2014

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

Unregistered Sales of Equity Securities and Use of Proceeds

47

Item 3.

Defaults Upon Senior Securities

47

Item 4.

Mine Safety Disclosures

47

Item 5.

Other Information

47

Item 6.

Exhibits

47

Signatures

48

Index to Exhibits

49

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

September 30, 2015

December 31, 2014

(Unaudited)

Assets

Current assets

Cash and cash equivalents

$

205,582

14,347

Receivable from related parties

21,939

27,163

Other assets

557,557

289,156

Total current assets

785,078

330,666

Non-current assets

Property and equipment - net

60,056,569

51,201,352

Deposits related to construction work

817,385

820,565

Debt issuance costs - net

405,964

2,006,849

Down payment for property and equipment

2,669,816

2,369,816

Restricted cash

1,687,164

1,684,934

Total non-current assets

65,636,898

58,083,516

Total assets

$

66,421,976

58,414,182

Liabilities and stockholders' deficit

Current liabilities

Bank liabilities

-

153,375

Accounts payable

7,899,873

6,181,057

Accrued expenses

8,492,357

5,444,514

Note payable

2,168,909

3,023,759

Notes payable to related parties

1,958,091

1,162,100

Other liabilities

666,109

-

CHF-Bond

4,247,661

25,511,898

Total current liabilities

25,433,000

41,476,703

Non-current liabilities

EUR-Bond

8,678,462

9,057,986

CHF-Bond

26,596,263

-

Notes payable to related parties

38,338,003

30,299,312

Other long term debts

44,708

74,837

Pension liabilities

138,846

136,433

Total non-current liabilities

73,796,282

39,568,568

Total liabilities

$

99,229,282

81,045,271

Stockholders' deficit

Preferred stock, $0.01 par value; 50,000,000 shares

Common stock, $0.01 par value; 200,000,000 shares

authorized; 83,541,603 shares issued and

outstanding

835,416

835,416

Additional paid-in capital

23,378,094

22,942,486

Accumulated other comprehensive income / (loss)

747,024

1,265,590

Accumulated deficit

(57,767,840)

(47,674,581)

Total stockholders' deficit

(32,807,306)

(22,631,089)

Total liabilities and stockholders' deficit

$

66,421,976

58,414,182

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three months ended September 30,

Nine months ended

September 30,

2015

2014

2015

2014

(Unaudited)

(Unaudited)

(Unaudited)

(Unaudited)

Revenues

Revenues, net

$

-

-

-

-

Cost of revenues

-

-

-

-

Gross profit

-

-

-

-

Operating expenses

General and administrative

$

expenses

(1,117,470)

(1,278,941)

(4,343,520)

(4,702,296)

Total operating expenses

(1,117,470)

(1,278,941)

(4,343,520)

(4,702,296)

Loss from operations

$     (1,117,470)

(1,278,941)

(4,343,520)

(4,702,296)

Other income / - expenses

Interest income

8,175

(276)

26,657

6,713

Interest expense

(1,545,387)

(923,996)

(4,183,606)

(2,319,473)

Amortization of debt issuance

costs

(674,617)

(238,637)

(1,816,400)

(563,949)

Exchange differences

1,014,604

1,562,114

309,184

1,159,727

Other income / - expenses

(35,098)

(31,342)

(84,424)

(109,592)

Total other income / - expenses

$     (1,232,323)

367,862

(5,748,589)

(1,826,573)

Loss before income taxes

$     (2,349,793)

(911,080)

(10,092,109)

(6,528,869)

Income Taxes

-

-

(1,150)

-

Net loss

$     (2,349,793)

(911,080)

(10,093,259)

(6,528,869)

Comprehensive income /(loss)

Foreign currency translation

1,966,597

3,153,642

(518,566)

3,102,640

Comprehensive income / (loss)

$

(383,196)

2,242,562

(10,611,825)

(3,426,230)

Loss per common share

Basic and diluted

$

(0.02)

(0.01)

(0.11)

(0.07)

Weighted average common shares

Basic and diluted

95,842,702

89,942,702

93,798,380

87,746,731

s

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

Net loss

-

-

-

(10,093,259)

(10,093,259)

Translation adjustments

-

-

(518,566)

-

(518,566)

Stock based compensation

-

435,608

-

-

435,608

expense

September 30, 2015

$

835,416     $

23,378,094     $

747,024     $

(57,767,840)     $

(32,807,306)

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

January 1 to

January 1 to

September 30,

September 30,

2015

2014

Unaudited

Unaudited

Cash flows from operating activities

Net loss

$

(10,093,259)

(6,528,869)

Adjustments to reconcile net loss to net cash

Depreciation and amortization

50,641

45,926

Amortization of debt issuance cost and commissions

2,540,765

563,949

Unrealized exchange differences

(496,382)

1,159,727

Stock compensation expense

435,608

947,398

Increase in pension fund commitments

-

(5,176)

- Increase / decrease in:

Other current assets

(12,761)

(144,472)

Accounts payable

1,694,770

(1,349,809)

Accrued expenses

2,743,294

1,733,891

Net cash used in operating activities

(3,137,324)

(3,577,435)

Cash flows from investing activities

Other receivables from related parties

(53,240)

(2,627,810)

Receivables from related parties

(1,631,859)

-

Purchase of property and equipment

(6,440,625)

(4,456,047)

Interest paid and capitalized in property and equipment

-

(682,000)

Advance payment to subconstructors

(250,000)

-

Deposits related to construction

3,311

(147,627)

Down payments for property and equipment

(307,841)

-

Restricted cash

36

-

Net cash used in investing activities

(8,680,218)

(7,913,484)

Cash flows from financing activities

Decrease in bank liabilities

(153,375)

-

Proceeds from notes payable related parties

9,185,499

-

Repayment of notes payable related parties

-

(1,036,322)

Note payable and other long term debts

-

1,689,207

Proceeds from bond issuance, net of commissions

10,557,617

20,142,000

Repayment of bonds

(6,443,246)

(5,729,712)

Payment for debt issuance costs

(940,953)

(3,977,446)

Changes in note payable

(174,760)

-

Purchase/Sale of treasury stock

-

10,300

Net cash provided by financing activities

12,030,782

11,098,026

Effect of exchange rate changes

(22,005)

(69,506)

Net increase / - decrease in cash

191,235

(462,399)

Cash and cash equivalents, beginning of period

14,347

629,673

Cash and cash equivalents, end of period

$

205,582

167,274

Additional information

Capitalized interest and debt issuance costs for construction (non-cash)

2,463,000

2,360,999

Repayment of Specogna Holding AG loan by Aires (non-cash)

707,428

-

Interest paid

1,974,000

682,000

Assumption of receivables from Josef Mettler by AIRES (non-cash)

1,507,128

-

Absorption of loans Josef Mettler and 4f capital ag by AIRES

966,455

Transfer of loan Dr. Max Rössler to AIRES loan

1,810,000

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

Further,  the  amendments  require  the  amortization  of  debt  issuance  costs  to  be  reported  as interest expense. Similarly, debt issuance costs and any discount or premium are considered in

the  aggregate  when  determining  the  effective  interest  rate  on  the  debt.   The  amendments  are

effective  for  public  business  entities  for  fiscal  years  beginning  after  December  15,  2015,  and interim periods within those fiscal years.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

2.

SIGNIFICANT ACCOUNTING POLICIES - Continued

In   August   2014,   the   Financial   Accounting   Standards   Board   (FASB)   issued   Accounting

Standards Updates (ASU) 2014-15 requiring an entity’s management to evaluate whether there are  conditions  or  events,  considered  in  aggregate,  that  raise  substantial  doubt  about  entity’s ability to continue as a going concern within one year after the date that the financial statements are  issued  (or  within  one  year  after  the  date  that  the  financial  statements  are  available  to  be issued when applicable). The amendments to (ASU) 2014-15 are effective for the annual period ending  after  December  15,  2016,  and  for  annual  periods  and  interim  periods  thereafter.  Early application  is  permitted.  The  Company  is  in  the  process  of  evaluating  the  prospective  impact that (ASU) 2014-15 will have on its balance sheet.

3.

GOING CONCERN

The Company is currently working on building a hotel in the Papagayo Gulf Tourism Project area of Guanacaste, Costa Rica. The project is expected to open in the fourth quarter of 2017.

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

Less: Recuperated in gross project cost

(12,000,000)

g.      Total, excluding other potential projects

$

198,000,000

Sixty percent  (60%)  of  the  net  project  cost  is  intended  to  be  financed  through  the  issuance  of secured bonds,  for  which negotiations have been initiated. The remaining forty percent  (40%)

of the net project cost, as well as non-recuperated overhead expenses are intended to be financed by  the  main  shareholders  or  lenders  of  the  project  in  the  event  that  alternative  means  of financing  the  remainder  of  the  project  are  not  available,  namely Zypam  Ltd.,  shareholder  and related entity to Mr. Josef Mettler, Mr. Hans Rigendinger, shareholder, Company Director and

Chief  Operating  Officer,  Dr.  Max  Rӧssler,  controlling  shareholder  of  Aires  International

Investment, Inc. and Company Director, and Mr. Josef Mettler, shareholder, Company Director,

Chief Executive Officer and Chief Financial Officer.

On  July  16,  2012,  certain  principal  shareholders  of  the  Company  or  principal  lenders  to  the project entered into a guaranty agreement in favor of SunVesta AG. The purpose of the guaranty is to  ensure that  until  such time as  financing is secured  for  the  entire project  that  they will  act as  a  guarantor  to  creditors  to  the  extent  of  the  project’s  ongoing  capital  requirements.  On

September  22,  2015,  the signatories to the guaranty formally agreed to  maintain the  guaranty,

as necessary, until December 31, 2018, after which date the guaranty will expire.

The  guaranty  agreement  requires  that  within  30  days  of  receiving  a  demand  notice,  the requested funds are made available by the guarantors to the Company.  Based on this guaranty agreement,  management  believes  that  available  funds  are  sufficient  to  finance  cash  flows  for the  twelve  months  subsequent  to  September  30,  2015  and  the  filing  date,  though  future anticipated cash outflows for investing activities will continue to depend on the availability of financing.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

4.

CASH AND CASH EQUIVALENTS

Cash  and  cash  equivalents  are  available  to  the  Company  without  any  restriction  or  limitation on  withdrawal  and/or  use  of  these  funds.  The  Company’s  cash  equivalents  are  placed  with financial  institutions  that  maintain  high  credit  ratings.  The  carrying  amounts  of  these  assets approximate their fair value.

Cash & cash

USD ($)

EURO

CHF

CRC

Total

Total

equivalents

September  30, 2015      December 31, 2014

original currency

4,476

10,715      183,923

8,803

in $

4,476

12,047      189,042

17

205,582

14,347

USD ($)  =

US Dollar

EURO     =

Euro

CHF

=

Swiss Francs

CRC

=

Costa Rican Colón

5.

RESTRICTED CASH

As of September 30, 2015, the Company has the following restricted cash positions:

September 30,

December 31,

Restricted Cash

2015

2014

$

$

Credit Suisse in favor of

BVK Personalvorsorge des Cantons Zurich

131,502

129,272

HSBC in favor of

Costa Rican Tourism Board

370,000

370,000

Banco Nacional de Costa Rica in favor of the

Costa Rican Environmental Agency – SETENA

622,312

622,312

Banco National de Costa Rica in favor of the Costa

Rican Tourism Board

563,350

563,350

Gross

1,687,164

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

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

6.

PROPERTY & EQUIPMENT

September 30, 2015

December 31, 2014

Land

$

19,700,000

19,700,000

IT Equipment

185,846

185,846

Other equipment and furniture

279,790

277,557

Leasehold improvements

66,617

66,617

Vehicles

139,000

139,000

Construction in-process

40,179,184

31,275,559

Gross

60,550,437

51,644,579

Less accumulated depreciation

(493,868)

(443,227)

Net

$

60,056,569

51,201,352

Depreciation expenses for the period ended

September 30, 2015 and 2014

50,641

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

The Rich Land concession is a right to use the property for a specific period of time of initially

20  years  from  the  date  of  grant,  which  thereafter  can  be  renewed  at  no  further  cost,  if  the landholder is up to date with its obligations and if there is no significant change in government policies. The current concession initially expired in June 2022.

The AdR concession is also a right to use the property for a specific period of time of initially

30  years  from  the  date  of  grant,  which  thereafter  can  be  renewed  at  no  further  cost,  if  the landholder is up to date with its obligations and if there is no significant change in government policies. The current concession initially expired in November 2036.

On  July  14,  2015  the  Consejo  del  Polo  de  DesarrolloTuristico  Papagayo  at  ICT  (Council  of

Papagayo  Tourism  Development  Project),  unanimously  has  approved  the  extension  of  both concessions until 2052.

The construction in process through December 31, 2014 and September 30, 2015, is represented primarily by architectural work related to the hotel  and  apartments as well as site work on the respective properties.

Deposit related to construction work

During the quarter ended September 30, 2015,  most of the main earthmoving groundwork has been  completed  for  which  work  the  Company  has  paid  several  deposits  to  contractors.  These deposits  will  be  offset  against  invoices  for  such  groundwork.  As  of  September  30,  2015  and

December 31, 2014, the Company has deposits of $817,385 and $820,565 respectively,  which have not yet been set off.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

7.

DOWN PAYMENTS FOR PROPERTY & EQUIPMENT

September 30, 2015

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

September 30, 2015

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

$8,130,184 in total to Original Seller

The  Company  had  paid  down-payments  on  the  purchase  of  these  properties  of  $2,669,816  as of  September  30,  2015,  of  which  $300,000  was  paid  in  refundable  payments  during  the  nine months  period  ended  September  30,  2015.  The  Company  is  in  discussions  with  the  Original

Seller  regarding  an  extension  of  the  agreement.  Should  the  Company  not  be  successful  in obtaining a time extension for the payment of the purchase price or amendment to the purchase agreement, it will have to write-off $300,000 of that purchase price already paid.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

As  of  September  30,  2015  and  December  31,  2014,  respectively,  there  are  no  financial  assets or liabilities measured on a recurring basis at fair value.

In addition to the methods and assumptions to record the fair value of financial instruments as discussed above, the Company used the following methods and assumptions to estimate the fair value of our financial instruments:

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

The fair value of our financial instruments is presented in the table below:

September 30, 2015

December 31, 2014

Carrying

Fair Value      Carrying

Fair Value

Fair Value

Amount

Amount

Reference

$

$

$

$

Levels

Cash and cash equivalents

205,582

205,582

14,347

14,347

1

Note 4

Restricted cash

1,687,164

1,687,164

1,684,934

1,684,934

1

Note 5

Receivables from related

parties – other (current)

21,939

21,939

27,163

27,163

3

Note 9

Accounts Payable

7,899,873

7,899,873

6,181,057

6,181,057

1

-

Bank liabilities

-

-

153,375

153,375

1

Note11

Note payable

2,168,909

2,168,909

3,023,759

3,023,759

1

Note 17

Notes payable to related

parties – Dr. M. Rӧssler

817,432

817,432

803,223

765,890

1

Note 9

(current)

Notes payable to related

parties – Rigendinger

1,948

1,948

1,914

1,914

3

Note 9

(current)

Notes payable to related

parties – other (current)

1,138,711

1,138,711

356,963

356,963

3

Note 9

EUR-bonds

8,678,462

8,678,462

9,057,986

9,057,986

3

Note 12

CHF-bonds

30,843,924

30,843,924

25,511,898

25,511,898

3

Note 12

Notes payable to related

parties – Aires (non-

38,338,003

38,338,003     30,299,312

30,299,312

3

Note 9

current)

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

9.

RECEIVABLES FROM AND PAYABLES TO RELATED PARTIES

The advances from (to) related parties are composed as follows:

Receivables

Payables

September 30,

December 31,

September 30,

December 31,

2015

2014

2015

2014

1     Hans Rigendinger

-

-

1,948

1,914

2     Aires International

-

-

38,338,003

30,299,312

3     Dr. Max Rӧssler

-

-

817,432

803,223

4     Akyinyi Interior and

Exterior Decoration

-

-

260,000

170,000

5     Global Care AG

-

-

210,840

186,963

6     Geoffrey Long

21,939

27,163

-

-

7     Sportiva participations ag

593,358

-

8     Josef Mettler

74,513

-

Total excluding interest

21,939

27,163

40,296,094

31,461,412

Accrued interest

-

-

5,859,993

3,818,494

Total

21,939

27,163

46,156,087

35,279,906

of which non-current

-

-

38,338,003

30,299,312

Related party

Capacity

Interest    Repayment

Rate

Terms

Security

1     Hans Rigendinger     Shareholder, COO and Company board member

3%

none

none

2     Aires International

*** see hereinafter ***

3     Dr. Max Rӧssler

*** see hereinafter ***

4     Akyinyi Interior

and Exterior

Company owned by the wife of Josef Mettler

none

none

none

Decoration

5     Global Care AG

Company owned by Dr. Max Rössler

none

none

none

6     Geoffrey Long

Head of Accounting “The Americas”

none

none

none

7     Sportiva

participations ag

Company owned by Josef Mettler

3%

none

none

8     Josef Mettler

Shareholder, CEO, CFO and Company board member

3%

none

none

Loan agreement Aires International Investment Inc.

As of September 30, 2015, the Company owes Aires International Inc. the following:

Borrower

Debt instrument

Amount in CHF

Amount in

Annual

Repayment date

denominated in

USD

interest

*

CHF

rate

SunVesta Inc.

Promissory note

10,143,053

10,431,380

7.25%

Dec 31, 2017

SunVesta Inc.

Promissory note

10,000,000

10,284,260

7.25%

Dec 31, 2017

SunVesta Inc.

Promissory note

10,000,000

10,284,260

7.25%

Dec 31, 2017

SunVesta Holding

Loan agreement

7,134,838

7,338,103

7.25%

Dec 31, 2017

Total

38,338,003

*

The notes may be repaid in whole or in part.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

9.

RECEIVABLES FROM AND PAYABLES TO RELATED PARTIES -  Continued

Loans Dr. Max Rӧssler

As of September 30, 2015 the Company owes Dr. Max Rössler the following:

Debt instrument      Securities

Amount in

Amount in      Annual interest      Repayment date

CHF

USD

rate

Securities

10,000 shares

427,048

439,214

*

May 30, 2016

lending

Schindler

Holding

Securities

700 shares Zug

367,741

378,218

*

May 30, 2016

lending

Estates Holding

Total

794,789

817,432

*

The Company is not required to pay any interest and can repay the loans either in cash or with the delivery of the respective shares.

Loan Global Care AG

During  2014,  Global  Care  AG  loaned  the  Company $190,270  (CHF  185,000),  which  amount was  repayable  on  October  31,  2014.  The  loan  includes  a  fixed  interest  payment  of  $20,570

(CHF  20,000).  As  of  the  date  of  this  report,  both  amounts  are  overdue.  According  to  the agreement, there are no penalties for late payment.

Receivable from and payable to Josef Mettler

On  June  30,  2015,  Aires  International  Investments,  Inc.  absorbed  the  Company’s  receivables from Mr. Mettler in the amount of $1,507,128 (CHF 1,419,412) by crediting the amount due to the Company against  the amount  due  from the Company to Aires.  As of  September  30,  2015,

there is a payable to Mr. Mettler in the amount of $74,513 (CHF 72,449).

Current account sportiva participations ag

During  the  three  month  period  ended  September  30,  2015  the  Company  borrowed  $593,358

(CHF 576,922) at 3% interest from sportiva participations ag.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

10.

RELATED PARTY TRANSACTIONS

Commissions paid or payable to 4f Capital AG

During  the  three  month  periods  ended  September  30,  2015,  and  September  30,  2014,  the

Company  paid  commissions  to  4f  Capital  AG  in  the  amount  of  $106,288  and  $42,500,

respectively,  for  services  related  to  financing  the  Company.  During  the  nine  months  periods ended  September  30,  2015,  and  September  30,  2014,  the  Company  paid  commissions  to  4f

Capital  AG  in  the  amount  of  $136,272  and  $103,000,  respectively.  These  costs  have  been capitalized  to  debt  issuance  costs.  4f  Capital  AG  is  a  company  owned  and  directed  by  Mr.

Mettler (Board Member and CEO of the Company) that receives a commission of 1.5% for new funds that the Company receives based on consulting services rendered by 4f Capital AG.

Hans Rigendinger

In 2013, the Company borrowed $600,000 at 3% interest from Hans Rigendinger. The amount due to Mr. Rigendinger for this loan at September 30, 2015 was $1,948.

Mr.   Rigendinger   also   held   bonds   denominated   in   Euros   and   Swiss   Francs   valued   at

approximately $711,000 as of September 30, 2015 and December 31, 2014.

Service fees paid or payable to Akyinyi Interior and Exterior Decoration

During  the  three  months  periods  ended  September  30,  2015,  and  September  30,  2014,  the

Company paid or accrued fees to Akyinyi Interior and Exterior Decoration, which is a company owned by Mr. Mettler’s wife, for services related to interior design plans for the Papagayo Gulf

Tourism project in the amounts of approximately $30,000 and $30,000 respectively. During the nine months periods ended September 30, 2015, and September 30, 2014, the Company paid or accrued  fees  to  Akyinyi  Interior  and  Exterior  Decoration  in  the  amounts  of  approximately

$90,000   and   $90,000   respectively.   These   costs   have   been   capitalized   to   property   and

equipment.

Consulting Fees paid or payable to Cambridge Limited Corp.

During  the  three  months  periods  ended  September  30,  2015,  and  September  30,  2014,  the

Company  paid  fees  to  Cambridge  Limited  Corporation,  which  is  a  company  owned  by  Mr.

Mettler’s  father-in-law.  These  fees  related  to  accounting  and  consulting  services  rendered  in

Costa  Rica  for  the  Company  in  the  amount  of  $48,500  and  $43,500  respectively.  During  the nine  months  periods  ended  September  30,  2015,  and  September  30,  2014,  the  Company  paid fees to Cambridge Limited Corporation in the amount of $135,000 and $130,000 respectively.

11.

BANK LIABLITIES

There  is  no  bank  liability  at  September  30,  2015.  The  bank  liability  at  December  31,  2014,

represented a temporary, secured overdraft facility, bearing an interest rate of 8.9%.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

September 30, 2015

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

December 02

Applicable law:

Swiss

The nominal amounts have changed as follows:

CHF Bond

CHF Bond

CHF BOND I

2015

2014

$

$

Balances January 1

10,802,722

8,558,443

Cash inflows

-

5,542,245

Cash outflows

(2,484,955)

-

Foreign currency adjustments

378,109

(953,513)

Reclassifications to CHF Bond II

-

(2,147,983)

Sub-total

8,695,876

10,999,192

Discounts (commissions paid to bondholders)

(670,764)

(670,764)

Accumulated amortization of discounts

670,764

474,294

Unamortized discounts

-

(196,470)

Balances September 30 and December

31(Carrying value)

8,695,876

10,802,722

The reclassification was made from CHF bond I to CHF bond II. As CHF bond II has identical terms as CHF bond I, this reclassification is neither an extinguishment nor a modification.

As per date of this report the Company has realized a cumulative amount of CHF 2.18 million

($2.17 million) related to CHF Bond I.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

12.

BONDS - continued

EUR-Bond

EUR-Bond

(new)

(new)

2015

2014

$

$

Balances January 1

7,342,995

6,757,065

Cash inflows

281,754

1,562,402

Cash outflows

-

-

Foreign currency adjustments

(537,711)

(963,896)

Sub-total

7,087,038

7,355,572

Discounts (commissions paid to bondholders)

(23,752)

(17,305)

Amortization of discounts

14,148

4,729

Unamortized discounts

(9,604)

(12,576)

Balances September 30 and December

31(Carrying value)

7,077,434

7,342,995

As per date of this report the Company has realized a cumulative amount of EUR 6.30 million

($6.76 million) related to the EURO Bond I.

EUR-Bond

EUR-Bond

EURO BOND I

old

old

2015

2014

$

$

Balances January 1

-

5,786,248

Cash inflows

-

-

Cash outflows

-

(5,729,712)

Foreign currency adjustments

-

(56,536)

Sub-total

-

-

Discounts (commissions paid to bondholders)

-

(248,195)

Amortization of discounts

-

248,195

Unamortized discounts

-

-

Balances September 30 and December

31(Carrying value)

-

-

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

12.

BONDS - Continued

CHF Bond II

CHF Bond II

CHF BOND II

2015

2014

$

$

Balances January 1

14,709,176

-

Cash inflows

10,819,209

12,912,402

Cash outflows

(3,958,290)

-

Foreign currency adjustments

577,953

243,843

Reclassifications from CHF Bond I

-

2,147,983

Sub-total

22,148,048

15,304,228

Discounts (commissions paid to bondholders)

(1,578,825)

(1,041,917)

Accumulated amortization of discounts

1,578,825

446,864

Unamortized discounts

-

(595,052)

Balances September 30 and December

31(Carrying value)

22,148,048

14,709,176

As    per    date    of    this    report    the    Company    has    realized    a    cumulative    amount    of

CHF 25.70 million ($25.57 million) related to CHF Bond II.

EUR-Bond

EUR-Bond

EURO BOND NEW II

new II

new II

2015

2014

$

$

Balances January 1

1,714,991

-

Cash inflows

-

1,960,226

Cash outflows

-

-

Foreign currency adjustments

(82,434)

(198,968)

Reclassification to other liabilities

-

Sub-total

1,632,557

1,761,258

Discounts (commissions paid to bondholders)

(59,740)

(59,740)

Amortization of discounts

28,211

13,473

Unamortized discounts

(31,529)

(46,266)

Balances September 30 and December

31(Carrying value)

1,601,028

1,714,991

As per date of this report the Company has realized a cumulative amount of EUR 1.44 million

($1.55 million) related to the EURO Bond new II.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

12.

BONDS - Continued

CHF Bonds 2015

$8,695,876  (Bond  I)  and  $22,148,048  (Bond  II)  were  not  repaid  on  the  due  date,  which  was

August  31,  2015.  None  of  the  bondholders  have  advised  the  Company of  an  event  of  default.

Prior to the filing date all overdue amounts haven been repaid or rolled forward.

Dated September 30, 2015 the board of director of SunVesta Holding AG, the only subsidiary of  SunVesta  Inc.  has  approved  the  issuance  of  two  new  CHF-bonds.  The  major  terms  and conditions are the following:

Description

CHF 45 million

CHF 15 million

Issuer:

SunVesta Holding AG

SunVesta Holding AG

Type of securities:

Senior convertible bonds, convertible into   Senior convertible bonds, convertible into

shares of the issuer, in accordance with Swisshsares of the issuer, in accordance with law

Swiss law

Approval by SunVesta AG BOD:

September 30, 2015

September 30, 2015

Volume:

Up to CHF 45,000,000

Up to CHF 15,000,000

Denomination:

CHF 5,000

CHF 5,000

Offering period:

October 01, 2015

October 01, 2015

Maturity date:

September 30, 2018

September 30, 2018

Issue price:

100%

100%

Redemption price:

100%

100%

Issuance date:

October 01, 2015

October 01, 2015

Coupon:

6.00 % p.a.

6.00 % p.a.

Interest due dates:

September 30 of each year, the first time     September 30 of each year, the first time

September 30, 2016

September 30, 2016

Reference price:

CHF 6.50

CHF 6.50

Initial conversion price:

CHF 8.00

CHF 8.00

Applicable law:

Swiss

Swiss

As of the balance sheet  date, the toal obligation for CHF bonds was USD 30.8 million.  In Q4,

26.6 million of this total was settled on October 1, 2015, through being rolled into the new convertible CHF bonds listed above;  however  these are still  outstanding as of September  30,  2015 and reflected as an obligation  within  CHF  bonds  in  the  balance  sheet.  Additionally,  in  Q3  USD  0.7  million  in prepayments were received for the new convertible CHF bonds. As these bonds were issued in

Q4,  these  prepayments  are  classified  as  other  liabilities  in  current  liabilities  as  of  the  balance sheet date.

Subsequent to September 30, 2015, the CHF bond - current in the amount of USD 4.2 million was settled through being rolled into the new convertible bond in the amount of USD 0.8 million and through cash settlement in the amount of USD 3.4 million. As of the date of this report $0 including penalties and interest remained outstanding.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

Actuarial valuation

Net periodic pension cost has been included in the Company’s results as follows:

Three months

Three months      Nine months

Nine months

ended

ended

ended

ended

Pension expense

September 30,      September 30,    September 30,     September 30,

2015

2014

2015

2014

$

$

$

$

Current service cost

14,527

14,147

43,582

42,442

Net actuarial (gain) loss recognized

-

(169)

-

(507)

Interest cost

1,337

1,494

4,011

4,481

Expected return on assets

(1,646)

(1,550)

(4,937)

(4,650)

Employee contributions

(5,914)

(5,918)

(17,741)

(17,754)

Net periodic pension cost

8,304

8,004

24,915

24,011

During  the  three  month  periods  ended  September  30,  2015  and  September  30,  2014  the

Company  made  cash  contributions  of  $5,914  and  $5,918,  respectively,  to  its  defined  benefit pension plan.

All of the assets are held under the collective contract by the plan’s re-insurer Company and are invested  in  a  mix  of  Swiss  and  international  bond  and  equity  securities  within  the  limits prescribed by the Swiss Pension Law.

The expected future cash flows to be paid by the Company in respect of employer contributions to the pension plan for the year ended December 31, 2015 are $5,914.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

Share Grants – Mr. Josef Mettler

On  July  4,  2013,  the  Company  granted  5,000,000  common  shares  to  Josef  Mettler,  valued  at

$0.07,  which  was  the  share  price  and  fair  value  of  the  shares  on  the  grant  date.  These  shares were issued in connection with his employment agreement. Additionally the Company granted

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

September 30, 2015

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

Three months

Three months

Nine months

Nine months

Stock-based compensation

ended

ended

ended

ended

(shares)

September 30,

September 30,

September 30,

September 30,

2015

2014

2015

2014

Shares granted

46,800,000

46,400,000

46,800,000

46,400,000

Fair Value respectively

$0.0744

$0.0744

$0.0744

$0.0744

market price on grant date

Total maximal expenses

$3,450,000

$3,450,000

$3,450,000

$3,450,000

(2013-2020)

Shares vested

23,900,000

15,000,000

23,900,000

15,000,000

Unvested shares

22,900,000

31,400,000

22,900,000

31,400,000

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

14.

STOCK COMPENSATION – Continued

As of December 31, 2015, the Company expects to record compensation expense in the future up to $1,447,500 as follows:

Year ending December 31,

Stock-based

Through

compensation

December 31,

(shares)

2015

2016

2017

2018

2019

2020

$

$

$

$

$

$

Unrecognized

compensation

102,500

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

14, 2015, the estimated opening date was postponed to the fourth quarter 2017. The Company still assesses that the probability that this performance condition will be met at 100% as of the new opening date. Hence, the remaining fair value of the award will be expensed on a straight-

line basis over the recalculated expected remaining vesting-period.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

For   installment   B   (5,000,000   options),   it   is   required   that   Meliá   assumes   management

responsibilities for Paradisus Papagayo Bay Resort & Luxury Villas on the opening date. As of the  grant  date  the  fair  value  was  $258,210  and  the  Company  had  estimated  that  Meliá  would assume  responsibility  as  of  July  1,  2015.  As  of  March  6,  2014  the  Company  assessed  the probability that this performance condition wiould be met at 100%, but the actual date on which this performance condition is expected to be achieved was postponed. As of April 14, 2015 the estimated  opening  date  was  postponed to the  fourth quarter  2017.  The Company still  assesses the probability that this performance condition will be met at 100% as of the new opening date.

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

For   installment   C   (5,000,000   options),   it   is   required   that   Meliá   assumes   management

responsibilities for Paradisus Papagayo Bay Resort & Luxury Villas on the opening date. As of the grant date, the fair value was $258,000 and the Company had estimated that Meliá assumes responsibility  as  of  July  1,  2015.  As  of  March  6,  2014  the  Company  assessed  the  probability that  this  performance  condition  would  be  met  at  100%,  but  the  actual  date  on  which  this performance  condition  is  expected  to  be  achieved  was  postponed.  As  of  April  14,  2015  the estimated  opening  date  was  postponed to the  fourth quarter  2017.  The Company still  assesses the  probability  that  this  performance  condition  will  be  met  at  100%  as  of  the  opening  date.

Hence, the remaining fair value of the award will be expensed on a straight-line basis over the recalculated expected remaining vesting-period.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

14.

STOCK COMPENSATION – Continued

Stock Options – Summary

A summary of stock options outstanding as per September 30, 2015 is as follows:

Options outstanding

Number of

Weighted average

Weighted average

Options

exercise price

remaining

contractual life

Outstanding January 1, 2015

32,000,000

$ 0.05

8.42 years

Granted

-

Exercised

-

Forfeited or expired

-

Outstanding September 30, 2015

32,000,000

$ 0.05

7.67 years

Exercisable September 30, 2015

-

The  following  table  depicts  the  Company’s  non-vested  options  as  of  September  30,  2015  and changes during the period:

Non-vested options

Shares under Options

Weighted average grant date

fair value

Non-vested at December 31, 2014

32,000,000

$ 0.053

Non-vested-granted

-

-

Vested

-

-

Non-vested, forfeited or cancelled

-

-

Non-vested at September 30, 2015

32,000,000

$ 0.073

Under  the  provisions  of  ASC  718  Compensation  –  Stock  Compensation,  the  Company  is

required  to  measure  and  recognize  compensation  expense  related  to  any  outstanding  and

unvested   stock   options   previously  granted,   and   thereafter   recognize,   in   its   consolidated

financial  statements,  compensation  expense  related  to  any  new  stock  options  granted  after implementation  using  a  calculated  fair  value  based  option-pricing  model.  The  Company  uses the Black-Scholes option-pricing model to calculate the fair value of all of its stock options and its assumptions are based on historical and available market information. No stock options were granted for the periods ended September 30, 2015 and September 30, 2014.

Assumption

September 30, 2015

September 30, 2014

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

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

14.

STOCK COMPENSATION - Continued

Stock Options – Summary - Continued

As  of  September  30,  2015,  the Company had  unrecognized  compensation  expenses  related  to stock  options  currently  outstanding,  to  be  recognized  in  future  quarters  respectively  years  as follows:

Through to

Year ending

Year ending

Stock-based compensation (options)

December 31,

December 31,

December 31,

2015

2016

2017

$

$

$

Unrecognized compensation expense

67,476

134,956

33,739

15.

SUMMARY OF SHARE AND OPTION COMPENSATION EXPENSE

The  Company  recorded  the  following  amounts  related  to  stock  based  compensation  expense during the periods ended September 30, 2015 respectively September 30, 2014:

Three

Three

Nine

Nine

Summary of share and option

months

months

months

months

based compensation expense

September

September

September

September

30, 2015

30, 2014

30, 2015

30, 2014

$

$

$

$

Share grants (see Note 14 for

121,728

112,500

334,394

429,833

details)

Option grants (see Note 14 for

33,738

69,404

101,214

517,565

details)

Total

(recorded under general &

155,466

181,904

435,608

947,398

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

32,500

32,500

2016

130,000

130,000

2017

130,000

130,000

2018

-

-

2019

-

-

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

17.

NOTE PAYABLE

September 30, 2015

December 31, 2014

$

$

Promissory note

2,000,000

2,000,000

Specogna Holding AG

-

707,428

R. Weimar (private investor)

168,909

316,331

Total

2,168,909

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

September 30, 2015

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

Since   the   completion   date   for   the   Paradisus   Papagayo   Bay   Resort   &   Luxury   Villas

development  is now anticipated for the fourth quarter  of  2017, the Company is in discussions with  Meliá  regarding  another  addendum  that  would  allow  an  extension  of  the  deadlines stipulated  in  the  Sixth  Addendum.  The  Company  is  confident  that  a  further  addendum  to  its agreement with Meliá will be concluded. However, should the Company not  be successful, in concluding  a  further  addendum,  the  penalty  for  not  achieving  the  most  recently  agreed completion date would be $5,000,000.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

Three-month

Three-month

Nine-month

Nine-month

Earnings per share

period ended

period ended

period ended

period ended

September

September

September

September

30, 2015

30, 2014

30, 2015

30, 2014

Company posted

Net loss

Net loss

Net loss

Net loss

Basic weighted average

shares outstanding

95,842,702

89,942,702

93,798,380

87,746,731

Dilutive effect of common

stock equivalents

None

None

None

None

Dilutive weighted average

shares outstanding

95,842,702

89,942,702

93,798,380

87,746,731

The  following  table  shows  the  number  of  stock  equivalents  that  were  excluded  from  the computation  of  diluted  earnings  per  share  for  the  respective  period  because  the  effect  would have been anti-dilutive.

Three-month

Three-month

Nine-month

Nine-month

Earnings per share

period ended

period ended

period ended

period ended

September 30,

September 30,

September 30,

September 30,

2015

2014

2015

2014

Options to Hans Rigendinger

10,000,000

10,000,000

10,000,000

10,000,000

Options to Dr. M. Rössler

10,000,000

10,000,000

10,000,000

10,000,000

Options to Josef Mettler

12,000,000

12,000,000

12,000,000

12,000,000

Total Options

32,000,000

32,000,000

32,000,000

32,000,000

Shares to Hans Rigendinger

7,500,000

10,000,000

7,500,000

10,000,000

(retention bonus – non vested)

Shares to Josef Mettler (retention

15,000,000

18,000,000

15,000,000

21,000,000

award)

Shares to Howard Glicken and

200,000

200,000

200,000

200,000

José Maria Figueres (retention

award)

Figueres Olsen (retention award)

200,000

200,000

200,000

200,000

Total Shares

22,900,000

28,400,000

22,900,000

28,400,000

Total Options and Shares

54,900,000

60,400,000

54,900,000

60,400,000

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

20.

GENERAL AND ADMINISTRATIVE EXPENSES

General  and  administrative  expenses  according  consolidated  statement  of  comprehensive loss include:

Three-month

Three-month

Nine-month

Nine-month

period ended

period ended

period ended

period ended

General and administrative expenses

September

September 30,

September 30,

September 30,

30, 2015

2014

2015

2014

$

$

$

Rental & related expenses

51,673

43,949

153,303

133,055

Audit

2,900

2,540

180,430

185,941

Consulting

378,692

359,038

971,073

1,391,920

Marketing, Investor & public relations

26,789

29,514

70,551

65,460

Travel expenses

130,710

164,980

418,460

347,549

Personnel costs including social security’s

costs and share based remuneration

455,749

483,423

2,166,779

1,888,503

Various other operating expenditures

70,957

195,498

382,924

689,867

Total according statements of

comprehensive loss

1,117,470

1,278,941

4,343,520

4,702,296

21.

SUBSEQUENT EVENTS

Management has evaluated subsequent events after the balance sheet date, through the issuance of  the  financial  statements,  for  appropriate  accounting  and  disclosure.  The  Company  has determined that there were no such events that warrant disclosure or recognition in the financial statements, except for the below:

Paradisus Papagayo Bay Resort & Luxury Villas Project Financing

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

Option to Purchase Four Hotels in the Canton of Graubünden, Switzerland

On  October  12,  2015  the  Company  signed  an  option  agreement  for  the  acquisition  of  four

existing   hotels   in   the   Canton   of   Graubünden,   Switzerland.   The   properties   comprise   an

aggregate  of 141 rooms. The consideration for the option is CHF 300,000,  which amount  was paid  on  October  25,  2015.  Should  the  transaction  not  close  before  a  date  that  is  yet  to  be determined then the option consideration will not be refundable. In the even that the transaction does close then this consideration will be allocated to the total purchase price for the hotels.

Share capital increase in SunVesta Holding AG

On November 3, 2015, the board of directors of SunVesta Holding AG approved an increase of the  company’s  share  capital  from  CHF  10,000,000  par  value  CHF  1  each  by CHF  3,500,000  par value CHF 1 to CHF  13,500,000. The issuance price  for one  new share is fixed  at CHF 6.50.

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

Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes hereto included in this report. All information presented herein is based on our three month periods ended September 30, 2015 and September 30,

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

Costa Rica, is the Paradisus Papagayo Bay Resort & Luxury Villas, a five-star luxury hotel. All permitting for the project is in place, including permission to incorporate the beachfront adjacent to the two concessions into the development and all significant site work completed. Vertical construction is expected to commence in the third quarter of 2015, while the opening of.the Paradisus

Papagayo Bay Resort & Luxury Villas is scheduled for the fourth quarter 2017, subject to the procurement of the requisite financing.

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

Since the completion date for the Paradisus Papagayo Bay Resort & Luxury Villas development is now anticipated for the fourth quarter of 2017, the Company is in the process of reaching an agreement to further amend the management agreement with Meliá dated August 18, 2014. The amended agreement presently stipulates that if the Papagayo Bay Resort & Luxury Villa’s is not completed by February 15, 2016, and if an extension date is not agreed, then Meliá could terminate the management agreement and cause the Company to pay a penalty of $5 million. The Company is confident that an agreement will be reached to extend the completion date to the fourth quarter of

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

The Company had paid down-payments on the purchase of these properties of $2,669,816 as of

September 30, 2015, and is in discussions with Meridian regarding an amendment to the agreement.

Should the Company not be successful in obtaining an amendment to the agreement, it would have to write-off $300,000 of that purchase price already paid in addition to a 5% penalty.

Swiss Hospitality Project

Subsequent to period end, on October 12, 2015, the Company signed an option agreement to acquire four existing hotels in the Canton of Graubünden, Switzerland with an urelated third party. The properties optioned comprise an aggregate of 141 rooms. The consideration for the option is CHF

300,000, which amount was paid on October 25, 2015. Should the transaction not close before a date that is yet to be determined then the option consideration will not be refundable. In the event that the transaction does close then this consideration will be allocated to the total purchase price for the hotels.

Finance

The anticipated completion of the Paradisus Papagayo Bay Resort & Luxury Villas in the fourth quarter of 2017 will require a net investment of approximately $198 million (including non-

recuperated overhead expenses), of which approximately $60 million has been expended as of

September 30, 2015. We expect to realize a minimum of $140 million in new funding over the next twelve months. New funding over the next twelve months is expected to be raised from debt financing through bonds, shareholder loans and, if necessary, the guaranty agreement borne by certain principal shareholders and participants in management. Detailed below is a brief description of material debt obligations as of period end.

Bonds

The Company has six bond issues outstanding, denominated in EUR (€) or Swiss Francs (CHF).

EUR (€) Bonds

The Company initiated an unsecured EUR bond offering on December 2, 2013, of up to €15,000,000 in units of €10,000 that bear interest at 7.25% per annum payable each December 1 over a three-year term that matures on December 2, 2016. We had realized $7,342,995 as of the year ended December

31, 2014, and $7,077,434 as of September 30, 2015 (variance due to valuation), for a cumulative amount of $6.76 million as of the date of this report.

The Company initiated a parallel offering of unsecured EUR bonds on December 2, 2013, of up to

€15,000,000 in units of €10,000 that bear interest at 7.25% per annum payable each December 2 over a three-year term that matures on December 2, 2016. We had realized $1,714,991 as of the year ended

December 31, 2014 and $1,601,028 as of September 30, 2015 (variance due to valuation), for a cumulative amount of $1.55 million as of the date of this report.

Swiss Francs (CHF) Bonds

The Company initiated an unsercured CHF bond offering on September 1, 2011, of up to CHF

15,000,000 in units of CHF 50,000 that bear interest at 7.25% per annum payable each August 31 over a four-year term that matures on August 31, 2015. We had realized $10,802,722 as of the year ended December 31, 2014 and $10,424,613 as of the maturity date (variance due to valuation). As of

September 30, 2015, $8,695,876 had not been redeemed in connection with this offering.

The Company initiated a parallel offering of unsecured CHF bonds on September 1, 2013, of up to

CHF 15,000,000 in units of CHF 10,000 that bear interest at 7.25% per annum payable each August

31, over a two-year term that matures on August 31, 2015. We had realized $14,709,176 as of the year ended December 31, 2014 and $26,684,291 as of the maturity date. As of September 30, 2015,

$22,148,048 had not been redeemed in connection with this offering.

The Company initiated a new offering of senior unsecured CHF bonds on October 1, 2015, of up to

CHF 45,000,000 units of CHF 5,000 that bear interest at 6.00% per annum payable each September

30, over a three-year term that matures on September 30, 2018 which are convertible into shares of

SunVesta Holding AG at CHF 8.00.

The Company initiated a new parallel offering of senior unsecured CHF bonds on October 1, 2015, of up to CHF 15,000,000 units of CHF 5,000 that bear interest at 6.00% per annum payable each

September 30, over a three-year term that matures on September 30, 2018 which are convertible into shares of SunVesta Holding AG at CHF 8.00.

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

The Company had borrowed $38,338,003 from Aires as of September 30, 2015 and $30,299,312 as of

December 31, 2014.

Dr. Max Rӧssler

Over the course of 2012 and 2013, the Company entered into a series of interest free loans with Dr.

Max Rӧssler, a director of the Company and a principal of Aires. The loans were originally due either on predetermined dates or on demand, repayable in cash or in a fixed number of shares of certain publically traded entities. On April 19, 2013, the Company and Dr. Rössler transferred amounts due to him under loans dated June 7, 2012 and March 1, 2013, for $1,810,000 and $50,000 respectively to the existing loan agreement with Aires. The due dates of the remaining loans to Dr. Rӧssler were extended to May 30, 2016.

The Company owed $817,432 to Dr. Rӧssler as of September 30, 2015 including:

Date of Agreement

Amount

Shares

Public Entity

July 24, 2012

$427,048

10,000

Schindler Holding AG

August 8, 2012

$367,741

700

Zug Estates Holding AG

Global Care AG

On September 23, 2014, the Company entered into a short term loan agreement of approximately

$190,270 (CHF 185,000) with Global Care AG (“Global Care”), a company owned by Dr. Rӧssler (a director of the Company), repayable on October 31, 2014, with a fixed interest payment of $20,570

(CHF 20,000). The amounts due to Global Care had not been paid as of the filing date of this report.

According to the agreement, there are no penalties for late payments.

The Company owed Global Care $210,840 as of September 30, 2015, and $186,963 as of December

31, 2014.

DIA S.A.

On March 8, 2013, the Company entered into an interest free loan agreement with DIA S.A. in the amount of $2,000,000 payable on March 8, 2014, in connection with the purchase of land concession being part of the Paradisus Papagayo Bay Resort & Luxury Villas project from Altos held in the name of Altos del Risco S.A. The terms of the loan agreement were amended on March 16, 2015, to extend the due date for said payable until March of 2016.

Timeline

Our expected timeline for developing the Paradisus Papagayo Bay Resort & Luxury Villas is as

follows:

—     commence onsite vertical construction in the first quarter of 2016

—     complete construction in the fourth quarter of 2017

—     handover to Melía in the fourth quarter of 2017

Results of Operations

During the nine month period ended September 30, 2015, our operations were focused on (i)

completing earth work excavations on the Paradisus Papagayo Bay Resort & Luxury Villas property;

(ii)  furthering discussions with prospective project development partners; (iii) pursuing additional debt financing to fund the construction of the project; (iv)  seeking approval to extend the term of the concessions; (v) obtaining permission for an “Article 21” concession for beachfront properly adjacent to the project.; and (vi) commencing the process to create sub-concessions for prospective villa owners within the development.

The Company has been funded since inception from debt or equity placements and by shareholders or partners in the form of loans. Capital raised to date has been allocated primarily to the development of the Costa Rican property, including the purchase of the land and general and administrative costs.

Comprehensive Losses/ Income

The variance in losses over the comparative three month periods is reconciled below:

Previous year 3 months

2,242,561

Variances during the 9 months

Decrease in general and administrative expenses

161,471   Decrease in consulting expenses

Increase in interest income

8,451   Increase in deposits

Increase in interest expense

(621,391)   Increase in borrowings

Increase in amortization of debt issuance costs

(435,980)   Increase in provisions

Decrease in exchange gains

(547,510)   Lower exchange gain due to more stable

EUR and CHF currency development

against USD.

Decrease in other expenses

(3,756)   Decrease in miscellaneous expenses.

Income taxes

0

Increase in foreign currency translation losses

(1,187,042)   Increase in foreign currency translation

losses due to a long term intercompany

receiveable that is denominated in Swiss

Francs.

Total variances

(2,625,757)

Current year 3 months

(383,196)

The variance in losses over the comparative nine month period is reconciled below:

Previous year 9 months

(3,426,230)

Variances during the 9 months

Decrease in general and administrative expenses

358,776   Decrease in consulting expenses

Increase in interest income

19,944   Increase in deposits

Increase in interest expense

(1,864,133)   Increase in borrowings

Increase in amortization of debt issuance costs

(1,252,451)   Increase in provisions

Decrease in exchange gains

(850,543)   Lower exchange gain due to more stable

EUR and CHF currency development

against USD.

Decrease in other expenses

25,168   Decrease in miscellaneous expenses.

Income taxes

(1,150)

Increase in foreign currency translation losses

(3,621,206)   Increase in foreign currency translation

losses due to a long term intercompany

receiveable that is denominated in Swiss

Francs.

Total variances

(7,185,595)

Current year 9 months

(10,611,825)

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

Capital Expenditures

The Company expended a significant amount on capital expenditures for the period from inception to

September 30, 2015, in connection with the purchase of land concessions in Costa Rica and expects to incur future cash outflows on capital expenditure as discussed in the "Liquidity and Capital

Resources" and the "Going Concern" paragraphs below.

Liquidity and Capital Resources

Since inception the Company has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

As of September 30, 2015 and December 31, 2014, the following were working capital items:

September

December

30, 2015

31, 2014

Current assets

Cash and cash equivalents

205,582

14,347

Receivable from related parties

21,939

27,163

Other assets

557,557

289,156

Total current assets

785,078

330,666

Current liabilities

Bank liabilities

-

153,375

Accounts payable

7,899,873

6,181,057

Accrued expenses

8,492,357

5,444,514

Notes payable

2,168,909

3,023,759

Notes payable to related parties

1,958,091

1,162,100

Other liabilities

666,109

-

CHF-Bond

4,247,661

25,511,898

Total current liability

25,433,000

41,476,703

Net working capital

(24,647,922)     (41,146,037)

As of September 30, 2015 and December 31, 2014, the following were the items making up the total stockholders’ deficit:

September

December

30, 2015

31, 2014

Assets

Current assets

785,078

330,666

Non-current assets

65,636,898

58,083,516

Total assets

66,421,976

58,414,182

Liabilities

Current liabilities

25,433,000

41,476,703

Non-current liabilities

73,796,282

39,568,568

Total liabilities

99,229,282

81,045,271

Total stockholders’ deficit

(32,807,306)     (22,631,089)

The Company’s negative net working capital of $23,981,813 is of concern; however, based on the guaranty signed by certain principals, the Company is convinced that it can address liquiditiy problems.

Net cash flow used in operating activities for the nine months ended September 20, 2015, was

$3,137,324, as compared to $3,577,435 for the nine months period ended September 30, 2014. The

Company expects to continue to use net cash flow in operating activities until we complete the

Paradisus Papagayo Bay Resort & Luxury Villas project, which completion is projected for the fourth quarter of 2017.

Net cash used in investing activities for the nine months ended September 30, 2015, was $8,680,218 as compared to $7,913,484 for the nine month period ended September 30, 2014. Net cash used in investing activities in the current nine-month period is comprised of other receivables from related parties, recievables from related parties, the purchase of property and equipment, advance payments to subcontractors, and down payments for property and equipment, offset by deposits related to construction activities and restricted cash. Net cash used in investing activities in the prior comparable nine month period was comprised of other receivables from related parties, the purchase of property and equipment, interest paid in property and equipment and deposits related to construction.

We expect negative net cash flow in investing activities to continue while in the process of developing the Paradisus Papagayo Bay Resort & Luxury Villas.

Net cash provided by financing activities for the nine month period ended September 30, 2015, was

$12,030,782 as compared to $11,098,026  for the nine month period ended September 30, 2014. Net cash provided by financing activities in the current nine month period is comprised of proceeds from notes payable to related parties, and bond issuances net of commissions, offset by a decrease in bank liabilities, the repayment of outstanding bonds, debt issuance costs, and changes in other debt. Net cash provided by financing activities in the prior comparable nine month period was comprised of proceeds from a note payable and other long term debt,  proceeds from bond issuances net of commissions and the sale of treasury stock, offset by the repayment of notes payable to related parties, the repayment of outstanding bonds and debt issuance costs.

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

We had no lines of credit or other bank financing arrangements as of September 30, 2015.

We have commitments for executed purchase orders and agreements in the amount of $57 million as of September 30, 2015, in connection with the development of the Paradisus Papagayo Bay Resort &

Luxury Villas, which commitments are included in the required estimated net financing of $198 million to complete the project. Most material commitments are not contractually agreed as of the end of the period. We have cancellable commitments to Meridian that are not included in the required financing for the development of the Paradisus Papagayo Bay Resort & Luxury Villas of

approximately $15,000,000 as of September 30, 2015, for the purchase of two additional concession properties in Polo Papagayo, Guanacaste, Costa Rica.

We maintain a defined benefit plan that covers all of our Swiss employees and have employment agreements with our Chief Executive Officer and Chief Operating Officer as of September 30, 2015.

We have no current plans for significant purchases or sales of plant or equipment, except in connection with the planned construction of the Paradisus Papagayo Bay Resort & Luxury Villas.

We have no current plans to make any changes in the number of our employees as of September 30,

2015.

Future Financings

A letter of engagement was executed with ISM Capital LLP (“ISM”), a London based investment firm, on March 10, 2015, for the purpose of conducting a $100 million asset backed bond issuance.

Despite the firm’s commitment to identify investors, the success of this proposed bond issuance for the amount contemplated or any lesser amount, does not guarantee that all or part of the amount offered will be subscribed.

On October 4.,2015, the bilateral agreement with ISM was extended into a multilateral agreement, by incorporating Stifel Ncolaus Europe Ltd (“Stifel”), to enlarge the territories in which the offering could be effectively presented to include North America.

Off-Balance Sheet Arrangements

As of September 30, 2015, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Going Concern

The Company intends to build a hotel in the Papagayo Gulf Tourism Project area of Guanacaste,

Costa Rica. The total net investment is estimated to be approximately $198 million.

The project is expected to open in the fourth quarter of 2017. Until the completion of the project, the following expenditures are estimated to be incurred:

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

On July 16, 2012, certain principal shareholders of the Company or principal lenders to the project entered into a guaranty agreement in favor of SunVesta AG. The purpose of the guaranty is to ensure that until such time as financing is secured for the entire project that they will act as a guarantor to creditors to the extent of the project’s ongoing capital requirements. On September 22, 2015, the signatories to the guaranty formally agreed to maintain the guaranty, as necessary, until December 31,

2018, after which date the guaranty will expire.The guaranty agreement requires that within 30 days of receiving a demand notice, the requested funds are made available by the guarantors to the

Company. Based on this Guaranty Agreement, management believes that available funds are sufficient to finance cash flows for the twelve months subsequent to September 30, 2015, and the filing date, though future anticipated cash outflows for investing activities will continue to depend on the availability of financing.

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

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective  in recording,

processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was not accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2015, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.

RISK FACTORS

Not required of smaller reporting companies.

ITEM 2.

UNREGISTERED    SALES    OF    EQUITY    SECURITIES    AND    USE    OF

PROCEEDS

None.

ITEM 3.

DEFAULTS ON SENIOR SECURITIES

The Company initiated two offerings of unsecured CHF bonds on September 1, 2013, of up to CHF

30,000,000 that bore interest at 7.25% per annum payable each August 31, over a two year term that matured on August 31, 2015. On maturity the Company had realized at total of $37,108,904 from these offerings. As of September 30, 2015, $30,843,924 of the total amount realized had not been redeemed and as of the date of this report $0 including penalties and interest remained outstanding.

Subsequent to September 30, 2015, the total amount of $30.8 million (of which $26.6 million on October 1, 2015) was settled through being rolled into the new convertible bond in the amount of $27.4 million and through cash settlement in the amount of $3.4 million.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

On July 16, 2015, the Company’s board of directors unanimously adopted an audit committee charter and appointed Josef Mettler, José Maria Figureres and Howard Glicken to the newly formed audit committee.

On July 16, 2015, the Company’s board of directors unanimously adopted a new Code of Business

Conduct and Ethics, a copy of which is incorporated hereto as Exhibit 14.

ITEM 6.

EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 49 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SunVesta, Inc.

Date

/s/ Josef Mettler

November 23, 2015

Josef Mettler

Chief Executive Officer, Chief Financial Officer,

Principal Accounting Officer and Director

/s/ Hans Rigendinger

November 23, 2015

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

10.12*

Assignment of Debt Agreement dated December 31, 2014, between the Company, SunVesta AG and

Aires International Investments, Inc. (incorporated by reference to the Form 10-Q filed with the

Commission on August 19, 2015).

10.13*

Addendum to Employment Agreement dated March 6, 2015, between the Company and Josef Mettler

(incorporated by reference to the Form 10-Q filed with the Commission on May 5, 2015).

14*

Code of Business Conduct and Ethics adopted on July 16, 2015 (incorporated by reference to the Form

10-Q filed with the Commission on August 19, 2015).

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

49