Form 10-K
period 2015-12-31
SUNVESTA, INC.
filed 2016-05-13
CIK 1060409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015.



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

Registrant’s telephone number, including area code: +41 43 388 40 60

Securities registered under Section 12(b) of the Act: none.

Securities registered under Section 12(g) of the Act: common stock (title of class), $0.01 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities

Exchange  Act  of  1934  during  the  preceding  12  months  (or  for  such  shorter  period  that  the  registrant  was  required  to  file  such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑No ☐

Indicate  by  check  mark  whether  the  registrant  has  submitted  electronically  and  posted  on  its  corporate  Web  site,  if  any,  every

Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained  herein,  and  will  not  be  contained,  to  the  best  of  registrant’s  knowledge,  in  definitive  proxy  or  information  statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐



Indicate by check mark  whether the registrant is a large accelerated filer, an accelerated  filer, a non-accelerated filer, or a  smaller reporting  company.  See  the  definitions  of  “large  accelerated  filer,”  “accelerated  filer”  and  “smaller  reporting  company”  in  Rule

12b-2 of the Exchange Act. Smaller reporting company ☑



Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☑

The aggregate market value of the registrant’s common stock, $0.01 par value (the only class of voting stock), held by non-affiliates

52,634,005  shares  was  approximately  $17,369,221  based  on  the  based  on  the  average  closing  bid  and  ask  prices  ($0.33)  for  the common stock on May 13, 2016.

At  May  13,  2016,  the  number  of  shares  outstanding  of  the  registrant’s  common  stock,  $0.01  par  value  (the  only  class  of  voting stock), was 95,941,603.

TABLE OF CONTENTS

PART I

Item1.

Business

3

Item 1A.

Risk Factors

12

Item 1B.

Unresolved Staff Comments

12

Item 2.

Properties

13

Item 3.

Legal Proceedings

13

Item 4.

Mine Safety Disclosures

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

29

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

33

Matters

Item 13.

Certain Relationships and Related Transactions, and Director Independence

34

Item 14.

Principal Accountant Fees and Services

35

PART IV

Item 15.

Exhibits, Financial Statement Schedules

36

Signatures

37

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

Zurich, Switzerland. SunVesta AG operates through five wholly owned subsidiaries:

—    SunVesta Projects & Management AG (Switzerland)

—    SunVesta Costa Rica Limitada (Costa Rica)

—    Rich Land Investments Limitada (Costa Rica)

—    Altos del Risco SA (Costa Rica)

—    SunVesta Holding España SL (Spain)

The Company’s principal place of business is located at Seestrasse 97, Oberrieden, Switzerland CH-8942.

Our telephone number is + 41 43 388 40 60.

Our registered agent is Hubco Registered Agents Services, Inc., located at 155 Office Plaza Drive, first

Floor, Tallahassee, Florida, 32301. Hubco’s telephone number is (800) 443-8177.

SunVesta

Business Overview

We are in the business of developing high-end luxury hotels and resorts worldwide. Our intention is to develop luxury hotel products located in countries such as Costa Rica that are emerging as popular tourist destinations. Any prospective development will take into consideration country specific conditions and general considerations applicable to hospitality properties. Considerations include political stability, site suitability, and the presence of the types of attractions that draw a five-star clientele. Once identified as eligible, a prospective development is compared against a validation checklist and then, if warranted,

subjected to a substantial due diligence inquiry. Since location is key to the success of any luxury hospitality project, the site of any prospective development will be carefully considered during our eligibility process.

Paradisus Papagayo Bay Resort & Luxury Villas

Our first hospitality development, to be constructed on 20.5 hectares of prime land located in Guanacaste

Province, Costa Rica is the Paradisus Papagayo Bay Resort & Luxury Villas, a five-star luxury hotel. All permitting for the project is in place, including permission to incorporate the beachfront adjacent to the two concessions into the development and all significant site work completed. Vertical construction is expected to commence no later than during the third quarter of 2016, while the opening of the Paradisus Papagayo

Bay Resort & Luxury Villas is scheduled for the fourth quarter 2017. The estimated commencement of construction and opening dates are subject to the procurement of sufficient financing to complete the development.

Specifications

Paradisus Papagayo Bay Resort & Luxury Villas’ initial specifications are to be as follows:

—    eco-luxury all-inclusive resort

—    382-keys

—    direct beach access

—    Nine restaurants and eleven bars and lounges

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

The planned Night Club and the Gabi Club will be located near the beach.

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

—    20 one or two-bedroom Garden Villas

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

—    a full service spa committed to providing for the wellbeing of our guests. The spa will be located with a 180-degree sea view within approximately 1,000 square meters that will include 12 large treatment rooms, a hairdresser, relaxation areas, pools, saunas and steam rooms

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

Resort management is to be provided by Melía Hotels International (“Melía”). “Paradisus” is Meliá’s

five-star all-inclusive luxury hotel brand that is well recognized in the hospitality industry around the world.

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

Company to pay a penalty of $5 million. Even though the anticipated completion date is beyond that agreed in the most recent amended agreement the Company believes that a new agreement will be reached with

Meliá to extend the completion date to the fourth quarter of 2017.

Dated April 27, 2016, a seventh addendum was signed between the Company and Melia with the following major conditions:

a.    New completion date: September 15, 2018 (subject to force majeure)

b.    Should the completion not occur by September 15, 2018 and should the Parties not have agreed in writing an extension to such date, after September 15, 2018 the Owner shall pay the Manager a daily amount of USD 2,000 as liquidated damages.

c.    Should the completion not occur by November 15, 2018, the manager shall be entitled to terminate the agreement unless the Parties agree in writing to extend such date. The owner shall be obliged to pay the manger an amount of USD 5,000,000 as liquidated damages solely to compensate the

Manager.

Additional Concession Properties

On April 20, 2012, the Company entered into an agreement with Meridian IBG (“Meridian”), as amended on November 13, 2012, and replaced on May 7, 2013, to purchase two additional concession properties in

Polo Papagayo, Guanacaste, comprised of approximately 230,000 square meters for $17,500,000. One of the concessions lies adjacent to the existing concessions (La Punta) and the other is in close proximity.

The Company had paid down-payments on the purchase of these properties of $2,669,816 as of December

31, 2015, and is in discussions with Meridian regarding an amendment to the agreement. Should the

Company not be successful in obtaining an amendment to the agreement, it would have to write-off

$300,000 of the purchase price that has already been paid to Meridian in addition to a 5% penalty. The potential penalty is $50,000 as of December 31, 2015.

Swiss Hospitality Project

OnSeptember 19, 2016, the Company signed an agreement for the acquisition of four existing hotels in the Canton of Graubünden, Switzerland. The properties comprise an aggregate of 141 rooms. The consideration for this down payment is $302,267, which amount was paid on October 25, 2015. Should the transaction not close before a datethat is yet to be renegotiated then the consideration will not be refundable. In the event that the transaction does close then this consideration will be allocated to the total purchase price for the hotels.

Finance

The anticipated completion of the Paradisus Papagayo Bay Resort & Luxury Villas in the fourth quarter of

2017 will require a net investment of approximately $192 million (excluding non-recuperated overhead expenses), of which approximately $61 million has been expended as of December 31, 2015. We expect to realize a minimum of $140 million in new funding over the next twelve months. New funding over the next twelve months is expected to be raised from debt financing through bonds, shareholder loans and, if necessary, the guaranty agreement borne by certain principal shareholders and participants in management.

Detailed below is a brief description of material debt obligations as of period end.

Bonds

SunVesta AG, has four bond issues outstanding, denominated in either EUR (€) or Swiss Francs (CHF).

EUR (€) Bonds

The Company initiated an unsecured EUR bond offering on December 2, 2013, of up to €15,000,000 in units of €10,000 that bear interest at 7.25% per annum payable each December 1 over a three-year term that matures on December 2, 2016. We had realized $7,342,995 as of the year ended December 31, 2014, and

$6,861,936 as of December 31, 2015 (variance due to valuation), for a cumulative amount of $6.86 million as of the date of this report.

The Company initiated a parallel offering of unsecured EUR bonds on December 2, 2013, of up to

€15,000,000 in units of €10,000 that bear interest at 7.25% per annum payable each December 2 over a three-year term that matures on December 2, 2016. We had realized $1,714,991 as of the year ended

December 31, 2014 and $1,626,695 as of December 31, 2015 (variance due to valuation), for a cumulative amount of $1.63 million as of the date of this report.

Swiss Francs (CHF) Bonds

The Company initiated an unsecured CHF bond offering on September 1, 2011, of up to CHF 15,000,000 in units of CHF 50,000 that bear interest at 7.25% per annum payable each August 31 over a four-year term that matured on August 31, 2015. We had realized $10,802,722 as of the year ended December 31, 2014 and $11,263,765 as of the maturity date.

The Company initiated a parallel offering of unsecured CHF bonds on September 1, 2013, of up to CHF

15,000,000 in units of CHF 10,000 that bear interest at 7.25% per annum payable each August 31, over a two-year term that matured on August 31, 2015. We had realized $14,709,176 as of the year ended

December 31, 2014 and $26,315,110 as of the maturity date.

The Company initiated a new offering of senior unsecured CHF bonds on October 1, 2015, of up to CHF

45,000,000 units of CHF 5,000 that bear interest at 6.00% per annum payable each September 30, over a three-year term that matures on September 30, 2018 which are convertible into shares of SunVesta Holding

AG at CHF 8.00. We had realized $26,470,395 as of the year ended December 31, 2015.

The Company initiated a new parallel offering of senior unsecured CHF bonds on October 1, 2015, of up to

CHF 15,000,000 units of CHF 5,000 that bear interest at 6.00% per annum payable each September 30, over a three-year term that matures on September 30, 2018 which are convertible into shares of SunVesta

Holding AG at CHF 8.00. We had realized $2,250,048 as of the year ended December 31, 2015.

Aires International Investment, Inc.

On July 27, 2011, the Company entered into a line of credit agreement with Aires International Investments

Inc. (“Aires”), a company owned by Dr. Rӧssler (a director of the Company). The loan agreement was amended on May 11, 2012 and on June 21, 2012. On October 31, 2013, the line of credit agreement was replaced by a new loan agreement, that included the following conditions:

—     All existing loan agreements or credit facilities, including amendments, between the Company and Aires were cancelled and superseded by a new loan agreement.

—     The loans are now due after December 31, 2017 and before December 31, 2020.

—     Despite the scheduled repayment date, either party has the option to cancel the loan agreement with a prior notice period of 90 days, requiring repayment of the loans in full.

—     Loan amounts outstanding including any additional amounts and additions are subordinated.

—     Interest on the loan amounts is 7.25% per annum, which charge is accrued.

The Company had borrowed $47,198,362 from Aires as of December 31, 2015 and $30,299,312 as of

December 31, 2014 (both amounts excluding accrued interest)

Dr. Max Rӧssler

Over the course of 2012, the Company entered into a series of interest free loans that totaled approximately

$800,000 with Dr. Max Rӧssler, a director of the Company and a principal of Aires that were initially repayable in December of 2012, but were extended through December of 2015. The loans were originally due either on predetermined dates or on demand, repayable in cash or in a fixed number of shares of certain publically traded entities. The Company had the right of settlement and carried the loans at their fair values,

which was the amount of cash paid in without consideration for the change in value of the underlying securities. In December 2015, Dr. Rössler and the Company settled these loans through a transfer to a separate debtor - Aires - of $1,551,669 (CHF 1,535,900). The Company assessed this debt modification to be an extinguishment under the guidance prescribed in ASC 470-50 and correspondingly recognized a loss on extinguishment in its statements of comprehensive loss for $748,466.

Loan due to Global Care AG

During 2014, Global Care AG loaned the Company $186,398 (CHF 185,000), which amount was repayable on October 31, 2014. The loan includes a fixed interest payment of $20,570 (CHF 20,000). As of the date of this report, both amounts are overdue. According to the agreement, there are no penalties for late payment.

Receivable from and loans to Josef Mettler

On June 30, 2015, Aires International Investments, Inc. absorbed the Company’s receivables from Mr.

Mettler of $1,507,128 (CHF 1,419,412) by crediting the amount due to the Company against the amount due from the Company to Aires. As of December 31, 2015, there is a payable to Mr. Mettler of $70,135

(CHF 69,609).

For the year ended December 31, 2014, the amount borrowed by the Company became a loan receivable to the Company of $1,455,214. In the third and fourth quarters of 2014, Aires absorbed the Company's receivables from Mr. Mettler by crediting the amount due to the Company against the amount due from the

Company to Aires.

Receivables from 4f capital AG

For  the  year  ended  December  31,  2014,  the  amount  owed  by  the  Company  became  a  receivable  to  the

Company for $1,142,681 from 4f capital ag.

During the third and fourth quarters of 2014, Aires absorbed the Company's receivable from 4f capital ag in the  amount  of  $1,142,682  by  crediting  the  amount  due  to  the  Company  against  the  amount  due  from  the

Company to Aires

For the year ended December 31, 2015, there were no such transactions.

Current account Sportiva participations ag

For the year ended December 31, 2015, the Company borrowed approximately $2.8 million and repaid approximately $2.3 million resulting in a payable as of December 31, 2015, of $528,660 (CHF 524,695) to

Sportiva participations ag. The amount due to Sportiva participations ag carries an interest rate of 3%.

DIA S.A.

On March 8, 2013, the Company entered into an interest free loan agreement with DIA S.A. for $2,000,000 payable on March 8, 2014, in connection with the purchase of land concession being part of the Paradisus

Papagayo Bay Resort & Luxury Villas project from Altos held in the name of Altos del Risco S.A. The terms of the loan agreement were amended on March 16, 2015, to extend the due date for said payable until

March of 2016. The amounts due to Altos had not been paid as of the filing date of this report.

Subsequent to the balance sheet date the parties agreed on new payment terms. They provide for four equal quarterly payments of USD 500,000 each, the first one being due by August 31, 2016.

Timeline

Our expected timeline for developing the Paradisus Papagayo Bay Resort & Luxury Villas has been extended due to delays associated with administrative hurdles and securing necessary financing for the development as follows:

—     commence onsite vertical construction in the third quarter of 2016

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

Based on our criteria we have determined that our prospective competitors are those characterized as five-star holiday resorts in geographic proximity to our planned location.

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

Villas.

Marketability

Costa Rican Tourism

Costa Rica has a long track record of political stability along with a well-established outward-looking growth model. The government has adopted a proactive policy of fostering higher-end beach resort tourism,

mainly through fiscal incentives for investors. As such, Costa Rica is benefiting from a burgeoning hotel development pipeline and is emerging as a regional hotel investment hot-spot, including the development of upscale and luxury hotels. This environment provides much fertile ground for real estate investors and developers to expand their search for profitable growth. Foreign tourism investment is projected to continue this upward trend over the next several years as demand outpaces the existing lodging and tourism services supply.

Costa Rica stands as the most visited nation in the Central American region. The Costa Rican Tourism

Institute (“ICT”) is responsible for collecting information on the number and economic impact of tourists that visit Costa Rica. ICT also collects information related to hotel rooms and the country of origin for tourists arriving in Costa Rica. Records produced by ICT detail that the number of tourists visiting Costa

Rica reached 2.66 million in 2015, representing an increase of 5 % over 2014.

The 2015 Travel and Tourism Competitiveness Index (“TTCI”), indicates that Costa Rica reached the

42ndplace in the world ranking (up 5 places since 2013), classified as the second most competitive among

Latin American countries after Mexico, and ranking sixth in the Americas. Focusing solely on the sub index measuring natural and cultural resources, Costa Rica ranks 26th worldwide, and 5th when considering just the natural resources criteria. The TTCI report also notes Costa Rica's other attractions such as tourism services infrastructure ranking 32nd, qualification of the labour force ranking 37th, business environment ranking 47th and air transport infrastructure ranking 47th in the world.

ICT has determined that the most relevant origin markets in terms of demand are the United States, Canada and Mexico which generated approximately 50% (2014: 49%) of all tourists followed by Central American countries including Guatemala, El Salvador, Panama and Nicaragua, which generated approximately 27%

of the tourists arriving in Costa Rica in 2015. According to official data, the United States remains the largest source of tourists to Costa Rica with a total of 1,077,044 in 2015 (2014:  997,262), representing

40.5% (2014: 39.5%) of all visitors. Tourists visiting Costa Rica from European countries represented approximately 15% of all tourists in 2015 led by Spain, Germany, France Italy.

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

We believe that our development will be well located as a hospitality property.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts

The Company holds no patents, trademarks, licenses, franchises, or concessions other than having registered its “SunVesta” trademark in various countries.

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

Employees

The Company is a development stage company and currently has four employees at December 31, 2015 and six employees as of the reporting date. Our management uses consultants, attorneys, and accountants to assist in the conduct of our business.

ITEM 1A.

RISK FACTORS

Not required of smaller reporting companies.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.

PROPERTIES

Costa Rican Properties

The Company owns the concession rights for approximately 20 hectares of undeveloped prime land in

Guanacaste Province, Costa Rica. The purchase of the original concession of approximately 8 hectares was completed for a consideration of $7,000,000. The purchase of the additional 12 hectares was based on an agreement dated March 22, 2010, with DIA of San Jose, Costa Rica. The total purchase price for the concessions was $12,700,000 of which $10,700,000 had been paid as of December 31, 2014, with the remainder of $2,000,000 converted into an interest free loan due by March of 2016. The amounts due to

Altos had not been paid as of the filing date of this report.

Subsequent to the balance sheet date the parties agreed on new payment terms. They provide for four equal quarterly payments of USD 500,000 each, the first one being due by August 31, 2016.

On April 20, 2012, the Company entered into an agreement with Meridian IBG (“Meridian”), as amended on November 13, 2012 and replaced on May 7, 2013, to purchase two additional concession properties in

Polo Papagayo, Guanacaste comprised of approximately 230,000 square meters, for $17,500,000. The

Company paid down-payments on the purchase of these properties of $2,669,816 as of December 31, 2015.

Despite the delay in satisfying the purchase price, Meridian has confirmed that the agreement for completing this purchase and sale is in good order.

Executive Offices

We maintain our offices at Seestrasse 97, Oberrieden Switzerland CH-8942 on a leasehold basis with an annual rental expense of $130,000 per annum through December 31, 2017.

The Company recognized lease expenses of $130,000 and $130,000 for the years ended December 31, 2015 and 2014, respectively, for the use of these executive offices. We believe that we have sufficient office space for the foreseeable future in order to pursue the completion of the project described herein.

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

December 31, 2015 and 2014 are as follows:

Year

Quarter Ended

High

Low

2015

December 31

$0.25

$0.15

September 30

$0.25

$0.24

June 30

$0.25

$0.14

March 31

$0.16

$0.06

2014

December 31

$0.07

$0.05

September 30

$0.06

$0.06

June 30

$0.05

$0.10

March 31

$0.10

$0.07

Capital Stock

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of December 31, 2015, there were 89 shareholders of record holding 95,941,603 shares of fully paid and non-assessable common stock of the 200,000,000 shares of common stock, par value $0.01, authorized.

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

Preferred Stock

As of December 31, 2015, there were no shares issued and outstanding of the 50,000,000 shares of preferred stock authorized. The par value of the preferred stock is $0.01 per share. Our preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the Board of Directors.

Stock Options

As of December 31, 2015, we have granted 32,000,000 outstanding stock options, pursuant to the 2013

SunVesta Stock Option Plan, to purchase shares of our common stock at an exercise price of $0.05 that vest according to the realization of specific milestones, none of which have vested as of year-end.

Warrants

As of December 31, 2015, we have no outstanding warrants to purchase shares of our common stock.

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

Discussion and Analysis

Our plan of operation through December of 2017 is to commence the construction of the Paradisus

Papagayo Bay Resort & Luxury Villas project, the completion of which will require a total net investment of approximately $192 million (excluding non-recuperated overhead expenses and the anticipated $25 million in net proceeds for the sale of private villas). We plan to realize a minimum of $100 million in new funding over the next twelve months and an additional $40 million in funding by the time the development is completed, though our actual financing requirements may be adjusted to suit that amount realized. New funding over the next twelve months is expected to be raised from debt financing through bonds,

shareholder loans and the guaranty agreement.

Results of Operations

During the year ended December 31, 2015, our operations focused on (i) completing earthwork; (ii) seeking prospective project development partners; (iii) pursuing additional debt financing; (iv) obtaining government approval to extend the term of the concessions; (v) obtaining government approval to include beachfront property adjacent to the project; and (vi) creating sub-concessions for prospective villa owners.

The Company has been funded since inception from debt or equity placements and by shareholders or partners in the form of loans. Capital raised to date has been used to develop the Costa Rican property including for the purchase of the land concessions, earthwork, and general and administrative costs.

Comprehensive Losses

The variance in losses over the comparative annual period is reconciled below:

Comprehensive loss 2014

4,482,482

Variances 2015 from 2014

Decrease in general and administrative expenses

748,420   Decrease in consulting expenses

Increase in interest income

8,951   Increase in deposits

Increase in interest expense

(1,675)   Increase in borrowings

Increase in amortization of debt issuance costs

(2,499,185)   Increase in provisions

Change in Fair Value of Conversion Feature

386,660   Decrease in fair value of conversion

feature from inception to year end

Loss on extinguishment of debt

(7,678,080)   Comprised of loss due to repayment of

loans from Dr. Max Rössler ($748,000)

and loss on extinguishment associated

with settlement of matured old CHF bonds

with substantially different convertible

CHF bonds ($6,929,000)

Decrease in exchange gains

(2,652,223)   Decrease in exchange gain due to less

volatility in the value of the EUR and CHF

in relation to the value of USD.

Increase in other expenses

(92,954)   Increase in miscellaneous expenses

Income taxes

(1,151)   Immaterial

Decrease in foreign currency translation gain

(2,955,132)   Decrease in foreign currency fluctuations

in 2015 when compared to previous

period

Total variances

(14,736,369)

Comprehensive loss 2015

19,218,851

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

Capital Expenditures

The Company expended a significant amount on capital expenditures for the period from inception to

December 31, 2015, in connection with the purchase of land that includes a hotel concession in Costa Rica and expects to incur future cash outflows on capital expenditure as discussed in the "Liquidity and Capital

Resources" and the "Going Concern" paragraphs below.

Liquidity and Capital Resources

The Company has been in the development stage since inception and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

As of December 31, 2015 and 2014, the following were the working capital items:

December 31,     December 31,

2015

2014

Current assets

Cash and cash equivalents

111,830

14,347

Receivable from related parties

19,945

27,163

Other assets

158,574

289,156

Total current assets

290,349

330,666

Current liabilities

Bank liabilities

179,313

153,375

Accounts payable

8,048,608

6,181,057

Accrued expenses

7,831,247

5,444,514

Notes payable

2,736,912

3,023,759

Notes payable to related parties

1,130,978

1,162,100

CHF-Bond

-

25,511,898

EUR-Bond

8,488,631

-

Total current liability

28,415,689

41,476,703

Net working capital

(28,125,340)

(41,146,037)

As of December 31, 2015 and 2014 the following were the items making up the total stockholders’ deficit:

December 31,     December 31,

2015

2014

Assets

Current assets

290,349

330,666

Non-current assets

70,002,299

58,083,516

Total assets

70,292,648

58,414,182

Liabilities

Current liabilities

28,415,689

41,476,703

Non-current liabilities

83,141,947

39,568,568

Total liabilities

111,557,638

81,045,271

Total stockholders’ deficit

(41,264,988)

(22,631,089)

The negative working capital of $28,125,340 is of immediate concern that requires the Company to take significant action in the near term to meet anticipated cash needs. Meanwhile, management continues to believe that it can address liquidity problems as necessary by relying on the guaranty provided by certain principals of the Company.

Net cash flow used in operating activities for the twelve months ended December 31, 2015, was

$6,024,873, as compared to $7,493,010 for the twelve-month period ended December 31, 2014.

We expect to continue to use net cash flow in operating activities until the Company completes the

Paradisus Papagayo Bay Resort & Luxury Villas project, which completion is projected for the fourth quarter of 2017.

Net cash used in investing activities for the twelve months ended December 31, 2015, was $9,178,106 as compared to $7,784,605 for the twelve-month period ended December 31, 2014. Net cash used in investing activities in the current twelve-month period is comprised of receivables from related parties, purchase of property and equipment, advance payments to subcontractors, and down payments for property and equipment, offset by deposits related to construction activities and restricted cash. Net cash used in investing activities in the prior comparable twelve-month period was comprised of receivables from related parties, purchase of property and equipment, deposits related to construction and restricted cash.

We expect to continue to use net cash flow in investing activities while in the process of developing the

Paradisus Papagayo Bay Resort & Luxury Villas.

Net cash provided by financing activities for the twelve-month period ended December 31, 2015, was

$15,326,185 as compared to $14,618,170  for the twelve-month period ended December 31, 2014. Net cash provided by financing activities in the current twelve-month period is comprised of bank liabilities, notes payable to related parties, notes payable and bond issuances net of commissions, offset by the repayment of notes payable to related parties, the repayment of outstanding bonds, debt issuance costs, and changes in other debt. Net cash provided by financing activities in the prior comparable twelve-month period was comprised of bank liabilities, notes payable to related parties, notes payable, bond issuances net of commissions, changes in other debt and the sale of treasury stock, offset by the repayment of notes payable to related parties, the repayment of notes payable, the repayment of bonds and debt issuance costs.

We expect net cash flow provided by financing activities to continue in order for the Company to secure necessary financing to complete the development of the Paradisus Papagayo Bay Resort & Luxury Villas.

Management believes that cash on hand, related party loans and the assurance of the Guaranty Agreement as described in the going concern paragraph below are sufficient for us to conduct operations over the next twelve months.

We had a bank liability of $179,313 as of December 31, 2015, which represents a temporary, secured overdraft facility bearing an interest rate of 8.9%.

We have commitments for executed purchase orders and agreements for $57 million as of December 31,

2015, in connection with the development of the Paradisus Papagayo Bay Resort & Luxury Villas, which commitments are included in the required estimated net financing of $192 million to complete the project.

Most material commitments are not contractually agreed as of the end of the period. We have cancellable commitments to Meridian that are not included in the required financing for the development of the

Paradisus Papagayo Bay Resort & Luxury Villas of approximately $15,000,000 as of December 31, 2015,

for the purchase of two additional concession properties in Polo Papagayo, Guanacaste, Costa Rica.

We maintain a defined benefit plan that covers all of our Swiss employees and have employment agreements with our Chief Executive Officer and Chief Operating Officer as of December 31, 2015.

We have no current plans for significant purchases or sales of plant or equipment, except in connection with the planned construction of the Paradisus Papagayo Bay Resort & Luxury Villas, and the acquisition of “La

Punta” and the four hotels in Graubünden.

We have no current plans to make any changes in the number of our employees as of December 31, 2015.

Future Financings

The Company signed a letter of engagement with ISM Capital LLP (“ISM”), a London based investment firm, on March 10, 2015, to conduct a $100 million asset backed bond issuance. On October 4, 2015, the bilateral agreement with ISM was extended into a multilateral agreement, with Stifel Nicolaus Europe Ltd

(“Stifel”), to enlarge the territories in which the offering could be presented to include North America.

Despite the commitment to identify investors, the success of this proposed bond issuance for the amount contemplated or any lesser amount, does not guarantee that all or part of the amount offered will be subscribed. Neither of Stifel or ISM has yet conducted the anticipated offering.

The Company will continue to rely on the terms of the Guaranty Agreement as necessary to meet shortfalls in development financing.

Off-Balance Sheet Arrangements

As of December 31, 2015, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Going Concern

The Company intends to build a hotel in the Papagayo Gulf Tourism Project area of Guanacaste, Costa

Rica. The total net investment is estimated to be approximately $192 million.

The project is expected to open in the fourth quarter of 2017. Until the completion of the project, the following expenditures are estimated to be incurred:

a.     Gross project cost

$

217,000,000

b.    Less: Proceeds from sale of villas

(25,000,000)

c.     Net project cost

192,000,000

d.    Overhead expenses

20,000,000

f      Total, excluding other potential projects

$

212,000,000

Sixty percent  (60% ) of the net project cost is intended to be financed through the issuance of secured bonds, for which negotiations have been initiated. The remaining forty percent (40% of  the net project cost,

as well as overhead expenses and the cost of other potential projects are intended to be financed by the main shareholders or lenders of the project, i.e. Zypam Ltd., shareholder and related entity to Mr. Josef Mettler,

Mr. Hans Rigendinger, shareholder, Chief Operating Officer and Company Board Member, Dr. Max

Rössler, Company Board Member and controlling shareholder of Aires, Mr Josef Mettler, shareholder,

Director and Chief Executive Officer.

On July 16, 2012, certain principal shareholders of the Company or principal lenders to the project entered into a guaranty agreement in favor of the Company. The purpose of the guaranty is to ensure that until financing is secured for the entire project that they will act as guarantors to creditors to the extent of the project’s ongoing capital requirements. On September 22, 2015, the signatories to the guaranty formally agreed to maintain the guaranty, as necessary, until December 31, 2018, after which date the guaranty will expire.

The Guaranty Agreement requires that within 30 days of receiving a demand notice, requested funds are made available by the guarantors to the Company. Based on this guaranty, management believes that available funds are sufficient to finance cash flows for the twelve months subsequent to December 31, 2015 and the filing date, though future anticipated cash outflows for investing activities continue to depend on the availability of financing.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our  audited  financial  statements  for  the  years  ended  December  31,  2015  and  2014  are  attached  hereto  as

F-1 through F-50.

SUNVESTA, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

Page

Report of Independent Registered Public Accounting Firm

F-2

Consolidated Balance Sheets

F-3

Consolidated Statements of Comprehensive Loss

F-4

Consolidated Statements of Stockholders’ Deficit

F-5

Consolidated Statements of Cash Flows

F-6

Notes to Consolidated Financial Statements

F-8

Tel.    +41 44 444 35 55

BDO AG

Fax     +41 44 444 37 66

Fabrikstrasse 50

8031 Zürich

Switzerland

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

SunVesta, Inc., Oberrieden, Switzerland

We have audited the accompanying consolidated balance sheets of SunVesta, Inc. as of December 31, 2015 and  2014  and  the  related  consolidated  statements  of  comprehensive  loss,  stockholders’  deficit,  and  cash

flows  for  each of the two  years in the period ended December  31, 2015.   These financial  statements  are the

responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects,

the financial position of SunVesta, Inc. at December 31, 2015 and 2014, and the results of its operations and its  cash  flows  for  each  of  the  two  years  in  the  period  ended  December  31,  2015,  in  conformity  with accounting principles generally accepted in the United States of America.

Zürich, May 13, 2016

BDO AG

// Christoph Tschumi

// Julian Snow

Christoph Tschumi

ppa. Julian Snow

SUNVESTA, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$111,830	14,347
Receivable from related parties	19,945	27,163
Other assets	158,574	289,156
Total current assets	290,349	330,666
Non-current assets
Property and equipment - net	61,271,424	51,201,352
Deposits related to construction work	798,874	820,565
Debt issuance costs - net	2,995,209	2,006,849
Notes receivable	280,242	-
Down payment for property and equipment	2,972,083	2,369,816
Restricted cash	1,684,467	1,684,934
Total non-current assets	70,002,299	58,083,516
Total assets	$70,292,648	58,414,182

Liabilities and stockholders' deficit
Current liabilities
Bank liabilities	179,313	153,375
Accounts payable	8,048,608	6,181,057
Accrued expenses	7,831,247	5,444,514
Note payable	2,736,912	3,023,759
Notes payable to related parties	1,130,978	1,162,100
EUR-Bond	8,488,631	-
CHF-Bond	-	25,511,898
Total current liabilities	28,415,689	41,476,703
Non-current liabilities
EUR-Bond	-	9,057,986
Convertible CHF-Bond	28,720,443	-
Liability related to conversion feature	6,976,322	-
Notes payable to related parties	47,198,362	30,299,312
Other long term debts	36,140	74,837
Pension liabilities	210,680	136,433
Total non-current liabilities	83,141,947	39,568,568
Total liabilities	$111,557,636	81,045,271

Stockholders' deficit
Preferred stock, $0.01 par value; 50,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares
authorized; 95,941,603 shares issued and outstanding, as of December 31, 2015 and 83,541,603 shares issued and outstanding as of December 31, 2014	959,416	835,416
Additional paid-in capital	23,403,438	22,942,486
Accumulated other comprehensive income / (loss)	1,778,961	1,265,590
Accumulated deficit	(67,406,803)	(47,674,581)
Treasury stock, 0 shares, as of December 31, 2015 and December 31, 2014, respectively	-	-
Total stockholders' deficit	(41,264,988)	(22,631,089)
Total liabilities and stockholders' deficit	$70,292,648	58,414,182

The accompanying notes are an integral part of these consolidated financial statements

SUNVESTA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Years Ended December 31, 2015 and 2014

	2015	2014

Revenues
Revenues, net	$-	-
Cost of revenues	-	-
Gross profit	-	-

Operating expenses
General and administrative expenses	(5,986,071)	(6,734,491)
Total operating expenses	(5,986,071)	(6,734,491)

Loss from operations	$(5,986,071)	(6,734,491)

Other income / (expenses)
Interest income	44,957	36,006
Interest expense	(4,147,997)	(4,146,322)
Amortization of debt issuance costs and commissions	(3,428,099)	(928,914)
Change in Fair Value of Conversion Feature	386,660	-
Loss on extinguishment of debt	(7,678,080)	-
Exchange differences	1,185,680	3,837,903
Other income / (expenses)	(108,121)	(15,168)
Total other income / (expenses)	(13,745,000)	(1,216,495)

Loss before income taxes	(19,731,071)	(7,950,986)
Income Taxes	(1,151)	-
Net loss	(19,732,222)	(7,950,986)

Other Comprehensive loss:
Foreign currency translation	513,371	3,468,504
Total Comprehensive loss	$(19,218,851)	(4,482,482)

Loss per common share
Basic and diluted	$(0.21)	(0.09)

Weighted average common shares
Basic	94,338,589	88,325,165
Diluted	94,338,589	88,325,165

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

Years Ended December 31, 2015 and 2014

Common

Additional

Accumulated

Accumulated

Treasury

Total

Stock

Paid in Capital

Other

deficit

Stock

Stockholders’

Comprehensive

Deficit

Income (Loss)

December 31, 2013

835,416     $

21,852,666     $

(2,202,914)     $

(39,723,595)     $

(23,755)     $

(19,262,182)

Net loss

-

-

-

(7,950,986)

-

(7,950,986)

Foreign currency

-

-

3,468,504

-

-

3,468,504

translation

Stock based

compensation expense

-

1,103,275

-

-

-

1,103,275

Sale of treasury stock

-

(13,455)

-

-

23,755

10,300

December 31, 2014

$

835,416     $

22,942,486     $

1,265,590     $

(47,674,581)     $

-     $

(22,631,089)

Net loss

-

-

-

(19,732,222)

-

(19,732,222)

Foreign currency

-

-

513,371

-

-

513,371

translation

Stock based

compensation expense

124,000

460,952

-

-

-

584,952

December 31, 2015

$

959,416     $

23,403,438     $

1,778,961     $

(67,406,803)     $

-     $

(41,264,988)

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2015 and 2014

2015

2014

Cash flows from operating activities

Net loss

$

(19,732,223)

(7,950,986)

Adjustments to reconcile net loss to net cash

Depreciation and amortization

67,163

62,478

Amortization of debt issuance costs and commissions

3,428,099

928,914

Unrealized exchange differences

(1,925,603)

(1,301,145)

Stock compensation expense

584,952

1,103,275

Loss on extinguishment of debt

7,678,080

-

Change in Fair Value of conversion feature

(386,660)

-

Increase in pension fund commitments

74,833

50,604

- Increase / decrease in:

Other current assets

130,582

(270,465)

Accounts payable

1,910,735

(544,694)

Accrued expenses

2,145,169

429,009

Net cash used in operating activities

(6,024,873)

(7,493,010)

Cash flows from investing activities

Notes receivable

(280,242)

Receivables from related parties

(1,507,128)

(2,625,058)

Purchase of property and equipment

(6,801,793)

(5,005,536)

Deposits related to construction

21,811

(151,477)

Down payments for property and equipment

(610,810)

-

Restricted cash

56

(2,534)

Net cash used in investing activities

(9,178,106)

(7,784,605)

Cash flows from financing activities

Increase in bank liabilities

25,938

153,375

Proceeds from notes payable related parties

18,579,621

2,114,876

Repayment of notes payable related parties

(2,320,261)

(1,733,837)

Proceeds from notes payable

607,151

2,690,800

Repayment of notes payable

(121,486)

(1,076,495)

Proceeds from bond issuance, net of commissions

12,405,719

20,664,185

Repayment of bonds

(9,837,471)

(5,729,712)

Payment for debt issuance costs

(4,013,026)

(2,519,733)

Changes in other long term debt

-

44,411

Purchase/Sale of treasury stock

-

10,300

Net cash provided by financing activities

15,326,185

14,618,170

Effect of exchange rate changes

(25,723)

44,119

Net increase / - decrease in cash

97,483

(615,326)

Cash and cash equivalents, beginning of period

14,347

629,673

Cash and cash equivalents, end of period

$

111,830

14,347

The accompanying notes are an integral part of these consolidated financial statements

SUNVESTA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2015 and 2014

Additional information

2015

2014

Interest paid

2,395,000

1,509,889

Capitalized interest and debt issuance costs for construction (non-cash)

3,335,000

2,883,999

Repayment of Specogna Holding AG loan by Aires (non-cash)

707,428

-

Assumption of loans Josef Mettler by AIRES (non-cash)

1,507,128

1,455,214

Assumption of loans 4f capital by AIRES (non-cash)

-

1,142,681

Payment of Wernli loan by AIRES

-

568,000

Assumption of loans Dr. Max Rössler by AIRES (non-cash)

1,551,669

-

The accompanying notes are an integral part of these consolidated financial statements

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

1.

CORPORATE INFORMATION

On  August  27,  2007,  SunVesta  Inc.  (“SunVesta”)  acquired  SunVesta  Holding  AG  (“SunVesta

AG”)   (collectively   “the   Company”).    SunVesta   AG   holds   five   wholly-owned   subsidiaries:

SunVesta  Projects  and  Management  AG,  a  Swiss  company;  Rich  Land  Investments  Limitada,  a

Costa  Rican  company  (“Rich  Land”);  SunVesta  Costa  Rica  Limitada,  a  Costa  Rican  company

(“SVCR”), Altos del Risco SA, a Costa Rican company (“AdR”) and SunVesta Holding España SL

(“España”), a Spanish company.

In January 2005, the Company changed its business focus to the development of holiday resorts and investments  in  the  hospitality  and  related  industry.  The  Company  has  one  major  project  in  Costa

Rica.  Planning  for  this  project  has  been  fully  completed,  all  consents  have  been  granted,  and excavation  work  began  in March  2013.  The  Company is  still  in  process  of  securing  financing  for the project and has not realized revenue to date. Since the financing of the project is not complete,

the Company’s activities are subject to significant risks and uncertainties.

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

December 31, 2015 and 2014

2.

SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Cash and cash equivalents

Cash and cash equivalents include petty cash, post and bank accounts as well as time deposits with maturities of less than three months.

Notes receivable

Notes receivable consists of an advance due from REP Caribbean Development Corporation. This receivable  is  stated  at  the  amount  the  Company  intends  to  collect.  The  Company  makes  ongoing estimates regarding the collectability.

Allowance for Doubtful Accounts

Management  makes  ongoing  estimates  relating  to  the  collectability  of  receivable  balances  and maintains a reserve for estimated losses resulting from the inability of counterparties to meet their financial  obligation  to  us.  As  of  December  31,  2015  and  2014  the  Company  does  not  have  any amounts reserved in the consolidated balance sheet nor bad debt expense recorded in the statement of comprehensive loss.

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

—      Land (concessions)

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

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

2.

SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Interest capitalization

Interest  expense  is  capitalized  on  the  carrying  value  of  the  construction  in  progress  during  the construction period, in accordance with ASC 835-20, Capitalization of Interest. With respect to the construction in progress, the Company capitalized $9,365,000 and $6,030,000 of interest  expense and debt issuance costs as of December 31, 2015 and December 31, 2014, respectively to property and equipment.

Deposits related to construction work

The Company prepays deposits for construction work, which costs are capitalized initially and will be amortized once construction has begun.

Debt issuance costs

Debt  issuance  costs  arise  as  a  result  of  issuing  debt,  i.e.  the  EUR  bonds,  CHF  bonds,  CHF convertible  bonds  and  the  loan  with  Aires  International  Investments  Inc.,  and  are  amortized  over the  life  of  the  debt  using  the  effective  interest  method.  The  costs  comprise  of  finder's  fees  of generally between three and 12 percent of the amount issued and costs incurred in connection with issuing  the  bonds,  such  as  legal  and  accounting  fees,  and  stamp  duty  taxes.  The  accumulated amortization  of  debt  issuance  costs  was  $797,857  and  $4,345,089  as  of  December  31,  2015  and

December 31, 2014, respectively.

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

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

2.

SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

The  Company is subject to income taxes  in the United States of America,  Switzerland,  Spain  and

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

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

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

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

2.

SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

Additionally,  the  Company's  two  convertible  CHF-Bonds  were  issued  in  October  2015.  These convertible CHF bonds convert into shares of Sunvesta Holding AG, the Company's wholly owned subsidiary.  The  resulting  common  shares  assumed  to  be  converted  as  of  the  issuance  date  are included in the denominator  for diluted EPS under the if-converted method to the extent that their effect is considered dilutive.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

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

Stock-based compensation

Stock-based  compensation costs  are  recognized  in  earnings  using  the  fair  value based  method  for all  awards  granted.  Compensation  costs  for  unvested  stock  options  and  awards  are  recognized  in earnings over the requisite service period based on the fair value of those options and awards. For

employees,   fair   value   is   estimated   at   the   grant   date   and   for   non-employees’   fair   value   is

re-measured  at  each  reporting  date  as  required  by  ASC  718  Compensation-Stock  Compensation,

and ASC 505-50 Equity-Based Payments  to Non-Employees. Fair  values of awards  granted  under the share option plans are estimated using a Black-Scholes option pricing model. The model’s input assumptions are determined based on available internal and external data sources. The risk-free rate used  in  the  model  is  based  on  the  US  treasury  rate  for  the  expected  contractual  term.  Expected volatility  is  based  on  historical  volatilities  of  a  peer  group  of  similar  companies  in  the  same industry.

Derivative Financial Instruments

Derivative  financial  instruments  are  initially  measured  at  fair  value  at  the  contract  date  and  are subsequently  measured  to  fair  value  at  each  reporting  date.  The  Company's  derivative  financial instrument relates to the conversion feature bifurcated from the Company's convertible CHF Bond

(Note 12), is accounted for under ASC 815 and recorded as Liability related to conversion feature in  the  consolidated  balance  sheets.  Changes  in  the  fair  value  each  period  (gains  or  losses)  are reflected in the statement of comprehensive loss as Change in Fair Value of Conversion Feature.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

2.

SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

New accounting standards – not adopted

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards

Update  2016-02, Leases  (Topic  842). The  standard  requires  the  recognition  of  lease  assets  and lease liabilities by lessees for those leases classified as operating leases. Leases will be classified as either  finance  or  operating,  with  classification  affecting  the  pattern  of  expense  recognition.  The standard  requires  lessors  to  classify leases  as  either  sales-type,  finance  or  operating.  A  sales-type lease occurs if the lessor transfers all of the risks and rewards, as well as control of the underlying asset,  to  the  lessee.  If  risks  and  rewards  are  conveyed  without  the  transfer  of  control,  the  lease  is treated as a financing lease. If the lessor does not convey risks and rewards or control, an operating lease results. The standard will become effective for the Company beginning January 1, 2019. The

Company is  currently assessing the  impact adoption of this standard will  have on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

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

Similarly,  debt  issuance  costs  and  any  discount  or  premium  is  considered  in  the  aggregate  when

determining  the  effective  interest  rate  on  the  debt.    The  amendments  are  effective  for  public

business  entities  for  fiscal  years  beginning  after  December  15,  2015,  and  interim  periods  within those  fiscal  years.  The  application  of  this  ASU  will  result  in  the  reclassification  of  debt  issuance cost and the relating amortization.

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

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

3.

GOING CONCERN

The Company is currently working on building a hotel in the Papagayo Gulf Tourism Project area of Guanacaste, Costa Rica. The project is expected to open in the fourth quarter of 2017. Until the completion of the project, the following expenditures are estimated to be incurred:

a.      Gross project cost

$

217,000,000

b.      Less: Proceeds from sale of villas

(25,000,000)

c.      Net project cost

192,000,000

d.      Overhead expenses

20,000,000

e.      Total, excluding other potential projects

$

212,000,000

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

Mr.  Josef  Mettler,  Mr.  Hans  Rigendinger,  shareholder,  Company  Director  and  Chief  Operating

Officer,  Dr.  Max  Rӧssler,  controlling  shareholder  of  Aires  International  Investment,  Inc.  and

Company  Director,  Mr.  Josef  Mettler,  shareholder,  Company  Director,  Chief  Executive  Officer and Chief Financial Officer.

On July 16, 2012, certain principal shareholders of the Company or principal lenders to the project entered into a Guaranty Agreement in favor of the Company. The purpose of the guaranty is to ensure that until financing is secured for the entire project that they will act as guarantors to creditors to the extent of the project’s ongoing capital requirements. On September 22, 2015, the signatories to the guaranty formally agreed to maintain the guaranty, as necessary, until December

31, 2018, after which date the guaranty will expire.

The Guaranty Agreement requires that within 30 days of receiving a demand notice, requested funds are made available by the guarantors to the Company. Based on this guaranty, management believes that available funds are sufficient to finance cash flows for the twelve months subsequent to December 31, 2015 and the filing date, though future anticipated cash outflows for investing activities continue to depend on the availability of financing.

4.

CASH AND CASH EQUIVALENTS

Cash  and  cash  equivalents  are  available  to  the  Company  without  any  restriction  or  limitation  on withdrawal  and/or  use  of  these  funds.  The  Company’s  cash  equivalents  are  placed  with  financial institutions  that  maintain  high  credit  ratings.  The  carrying  amounts  of  these  assets  approximate their fair value.

Cash & cash

USD ($)

EURO

CHF

CRC

Total

Total

equivalents

December 31, 2015      December 31, 2014

original currency

98,629

10,696

1,507

8,533

in $

98,629

11,667

1,518

16

111,830

14,347

USD ($)  =

US Dollar

EURO     =

Euro

CHF

=

Swiss Francs

CRC

=

Costa Rican Colón

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

5.

RESTRICTED CASH

As of December 31, 2015, the Company has the following restricted cash positions:

Restricted Cash

December 31, 2015

December 31, 2014

$

$

Credit Suisse in favor of

BVK Personalvorsorge des Cantons Zurich

128,805

129,272

HSBC in favor of

Costa Rican Tourism Board

370,000

370,000

Banco Nacional de Costa Rica in favor of the

Costa Rican Environmental Agency – SETENA

622,312

622,312

Banco National de Costa Rica in favor of the Costa Rican

Tourism Board

563,350

563,350

Gross

1,684,467

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

6.

NOTE RECEIVABLE

On June 15, 2015, the Company granted REP Caribbean Development Corporation, a third party, a short term advance in the amount of $250,000. The repayment was due on November 30, 2015 with a  fixed  interest  payment  of $5,000. The advance  is secured by a  non-related  Swiss individual. On

December 10, 2015 the advance was increased by $25,000. Including accrued interest, the overdue amount at December 31, 2015 was approximately $280,000.

Dated  April  27,  2016  the  related  party  QuadEquity  Holdings  AG  has  signed  a  commitment  to purchase against cash this note receivable not later than June 30, 2016.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

7.

PROPERTY & EQUIPMENT

December 31, 2015

December 31, 2014

Land

$

19,700,000

19,700,000

IT Equipment

185,846

185,846

Other equipment and furniture

278,000

277,557

Leasehold improvements

66,617

66,617

Vehicles

139,000

139,000

Construction in-process

41,412,351

31,275,559

Gross

61,781,814

51,644,579

Less accumulated depreciation

(510,390)

(443,227)

Net

$

61,271,424

51,201,352

Depreciation expenses for the year

67,163

62,478

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

The  construction  in  process  through  December  31,  2015  and  December  31,  2014,  is  represented primarily by architectural work related to the hotel and apartments as well as construction work.

Deposit related to construction work

For  the  year  ended  December  31,  2015,  the  Company  made  deposits  with  several  contractors  to

initiate   earth   moving   groundwork.   These   deposits   will   be   offset   against   invoices   for   such

groundwork  as  completed.  As  of  December  31,  2015  and  2014,  the  Company  has  deposits  of

$798,874 and $820,565 respectively remaining.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

8.

DOWN PAYMENTS FOR PROPERTY & EQUIPMENT

December 31, 2015

December 31, 2014

La Punta (neighboring piece of land)

$

2,669,816

2,369,816

Hotels Engadina

$

302,267

Gross

$

2,972,083

2,369,816

Total (net)

$

2,972,083

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

2013. The remaining $300,000 was paid in 2015.

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

December 31, 2015 and 2014

8.

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

$8,130,184 in total to Original Seller

The  Company  had  paid  down  payments  on  the  purchase  of  these  properties  of  $2,669,816  as  of

December 31, 2015, of which $300,000 was paid in refundable payments during the period ended

December  31,  2015  as  part  of  the  new,  revised  agreement  noted  above  totaling  $16,100,000.  The

Company is in discussions with the Original Seller regarding an extension of this agreement.

Additionally, a failure to pay will lead to liquidated damages of 5% of any installments paid toward the  purchase  price.  Should  the  Company  not  be  successful  in  obtaining  a  time  extension  for  the payment  of  the  purchase  price  or  amendment  to  the  purchase  agreement,  it  will  have  to  write-off

$300,000 of that purchase price paid in 2013 for the new, revised agreement and 5% of additional damages  on  the  additional  $1,000,000  paid  for  a  total  of  $50,000,  which  is  not  refundable  as  per contract terms.

The  original  $1,369,816  was  made  pursuant  to  a  previous  agreement  and is  not  subject  to  the 5%

liquidated damages clause.

Down payment for Purchase Four Hotels in the Canton of Graubünden, Switzerland

On  September  19,  2016,  the  Company  signed  an  agreement  for  the  acquisition  of  four  existing hotels  in  the  Canton  of  Graubünden,  Switzerland.  The  properties  comprise  an  aggregate  of  141 rooms. The consideration for this down  payment is $302,267, which amount was paid on October

25,  2015.  Should  the  transaction  not  close  before  a  date  that  is  yet  to  be  renegotiated  then  the

consideration  will   not  be  refundable.  In   the  event  that  the  transaction  does  close  then  this consideration will be allocated to the total purchase price for the hotels.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

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

When  available,  the  Company  uses  quoted  market  prices  to  determine  fair  value,  and  classifies such  measurements  within  Level  1.  In  some  cases,  where  market  prices  are  not  available,  the

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

As  of  December  31,  2015  and  December  31,  2014,  respectively,  there  are  no  financial  assets  or liabilities measured on a recurring basis at fair value.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

9.

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

—

Notes receivable - carrying amount approximated fair value.

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

—

Convertible CHF-bonds – The fair values of the convertible bonds payable are classified as level 3 fair values. The fair  values  of  the  convertible  bonds  have  been  determined  by  discounting  cash  flow  projections  discounted  at  the respective interest rates of 6.00% for convertible CHF bonds, which represents the current market rate based  on the creditworthiness of the Company. Hence, the carrying values approximate fair value.

—

Liability  related  to  conversion  feature  -  The  fair  value  of  the  liability  related  to  conversion  feature  is  classified  as level  3  in  the  fair  value  hierarchy.  The  fair  value  of  the  liability  is  determined  using  a  Black  Scholes  model  to calculate  the  option  value  at  each  reporting  date  and  multiplied  by  the  number  of  potentially  convertible  shares.

Hence the carrying value of the obligation approximates the fair value.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

9.

FAIR VALUE MEASUREMENT - CONTINUED

The fair value of our financial instruments is presented in the table below:

December 31, 2015

December 31, 2014

Carrying

Fair Value    Carrying

Fair Value

Fair Value     Reference

Amount

Amount

Levels

$

$

$

$

Cash and cash equivalents

111,830

111,830

14,347

14,347

1

Note 4

Restricted cash

1,684,467

1,684,467     1,684,934

1,684,934

1

Note 5

Receivables from related

parties – other (current)

19,945

19,945

27,163

27,163

3

Note 10

Accounts Payable

8,048,608

8,048,608     6,181,057

6,181,057

1

-

Bank liabilities

179,313

179,313

153,375

153,375

1

Note11

Note payable

2,736,912

2,736,912     3,023,759

3,023,759

1

Note 17

Notes payable to related

parties – Dr. M. Rӧssler

-

-

803,223

765,890

1

Note 10

(current)

Notes payable to related

1,973

1,973

1,914

1,914

3

Note 10

parties – Rigendinger (current)

Notes payable to related

1,129,005

1,129,005

356,963

356,963

3

Note 10

parties – other (current)

Notes receivable

280,242

280,242

0

0

3

Note 6

EUR-bonds

8,488,631

8,488,631     9,057,986

9,057,986

3

Note 12

CHF-bonds

-

-   25,511,898

25,511,898

3

Note 12

Convertible CHF-bonds

28,720,443

28,720,443

0

0

3

Note 12

Notes payable to related

47,198,362

47,198,362   30,299,312

30,299,312

3

Note 10

parties – Aires (non-current)

Liability related to conversion

feature

6,976,322

6,976,322

0

0

3

Note 12

The  Company's  financial  liabilities  measured  at  fair  value  on  a  recurring  basis  consisted  of  the liability relates to conversion feature as of the following date:

Balance at December 31, 2014

-

Value at Inception (Loss on Extinguishment) - October 1, 2015

$6,929,614

Q4 Additions

$433,368

Change in Fair Value of Conversion Feature

($386,660)

Balance at December 31, 2015

$6,976,322

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

9.

FAIR VALUE MEASUREMENT - CONTINUED

The Company used a Black-Scholes model to value the Liability related to conversion feature as of

October 1, 2015 and December 31, 2015.

The assumptions as of October 1, 2015 are as follows:

Stock Price: CHF 5.08

Annualized Risk Free Rate: .72%

Exercise Price: CHF 8

Annualized Volatility:    80%

Time to Maturity: 3 years

The assumptions as of December 31, 2015 are as follows:

Stock Price: CHF 5.08

Annualized Risk Free Rate: .72%

Exercise Price: CHF 8

Annualized Volatility:    80%

Time to Maturity: 2.75 years

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

10.

RELATED PARTY TRANSACTIONS

The advances from (to) related parties are composed as follows:

Receivables

Payables

December 31,

December 31,

December 31,

December 31,

2015

2014

2015

2014

1

Hans Rigendinger

-

-

1,973

1,914

2

Aires International

-

-

47,198,362

30,299,312

3

Dr. Max Rӧssler

-

-

-

803,223

4

Akyinyi Interior and

Exterior Decoration

-

-

290,000

170,000

5

Global Care AG

-

-

240,210

186,963

6

Geoffrey Long

19,945

27,163

-

-

7

Sportiva    participations

ag

-

-

528,660

-

8

Josef Mettler

70,135

9

QuadEquity Holdings

-

-

-

-

10      4f capital ag

-

-

-

-

Total excluding

interest

19,945

27,163

48,329,340

31,461,412

Accrued interest

-

-

6,370,579

3,818,494

Total

19,945

27,163

54,699,919

35,279,906

of which non-current

-

-

47,198,362

30,299,312

Related party

Capacity

Interest    Repayment

Rate

Terms

Security

1     Hans Rigendinger     Shareholder, COO and Company board member

3%

none

none

2     Aires International    Company owned 100% by Dr. Max Rössler, a Company board member

3     Dr. Max Rӧssler

Shareholder and Company board member

Akyinyi Interior

4     and Exterior

Company owned by the wife of CEO, who is also a

Decoration

Company board member

none

none

none

5     Global Care AG

Company owned by Dr. Max Rössler

none

none

none

6     Geoffrey Long

Head of Accounting “The Americas”

none

none

none

7     Sportiva

participations ag

Company owned by Josef Mettler

3%

none

none

8     Josef Mettler

Shareholder, CEO, CFO and Company board member

3%

none

none

9     Quad Equity

Company owned by Josef Mettler (see above)

none

none

none

10    4f capital ag

Company owned by Josef Mettler (see above)

none

none

none

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

10.

RELATED PARTY TRANSACTIONS - CONTINUED

Loan agreement Aires International Investment Inc.

As of December 31, 2015, the Company owes Aires International Inc. the following:

Borrower

Debt instrument

Amount in CHF

Amount in

Annual

Repayment date

denominated in

USD

interest

*

CHF

rate

SunVesta Inc.

Promissory note

10,044,370

10,234,240

7.25%

Dec 31, 2017

SunVesta Inc.

Promissory note

10,000,000

10,089,900

7.25%

Dec 31, 2017

SunVesta Inc.

Promissory note

10,000,000

10,089,900

7.25%

Dec 31, 2017

SunVesta Inc.

Promissory note

2,750,408

2,775,134

7.25%

Dec 31, 2017

SunVesta Holding

Loan agreement

13,904,120

14,009,188

7.25%

Dec 31, 2017

Total

47,198,362

*

The notes may be repaid in whole or in part.

Loans due to Dr. Max Rӧssler

In  2012,  Dr.  Max  Rössler,  a  related  party,  provided  loans  totaling  $0.8  million  that  were  initially repayable  in  December  2012  but  were  extended  through  December  2015.  These  loans  were  to  be repaid  in  cash  or  with  the  delivery  of  certain  shares  of  equity  in  two  public  companies.  The

Company  had  the  right  of  settlement  and  carried  the  loans  at  their  fair  values,  which  was  the amount of cash paid in without considerations for the change in value of the underlying securities.

In December 2015, Dr. Rössler and the Company settled these loans through a transfer to a separate debtor - Aires  - of $1,551,669 (CHF 1,535,900). The Company assessed this debt  modification to

be   an   extinguishment   under   the   guidance   prescribed   in   ASC   470-50   and   correspondingly

recognized a Loss on Extinguishment in its statements of comprehensive loss for $748,466.

Loan due to Global Care AG

During 2014, Global Care AG  loaned the Company $186,398 (CHF 185,000), which amount  was repayable  on  October  31,  2014.  The  loan  includes  a  fixed  interest  payment  of  $20,570  (CHF

20,000). As of the date of this report, both amounts are overdue. According to the agreement, there are no penalties for late payment.

Receivable from and loans to Josef Mettler

On June 30, 2015, Aires International Investments, Inc. absorbed the Company’s receivables from

Mr.  Mettler  of $1,507,128 (CHF  1,419,412)  by crediting  the  amount  due  to  the  Company against the  amount  due  from  the  Company  to  Aires.  As  of  December  31,  2015,  there  is  a  payable  to  Mr.

Mettler of $70,135 (CHF 69,609).

For  the  year  ended  December  31,  2014,  the  amount  borrowed  by  the  Company  became  a  loan

receivable  to   the  Company  of   $1,455,214.   In   the   third   and   fourth   quarters  of   2014,   Aires

International  Investments  Inc.  absorbed  the  Company's  receivables  from Mr.  Mettler  by crediting the amount due to the Company against the amount due from the Company to Aires.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

10.

RELATED PARTY TRANSACTIONS - CONTINUED

Receivables from 4f capital AG

For the year ended December 31, 2014, the amount owed by the Company became a receivable to the Company for $1,142,681 from 4f capital ag.

In   the  third  and  fourth  quarters  of  2014,  Aires  International  Investments  Inc.  absorbed  the

Company's receivables from 4f capital ag in the amount of $1,142,681 by crediting the amount due to the Company against the amount due from the Company to Aires.

For the year ended December 31, 2015, there were no such transactions.

Current account Sportiva participations ag

During  the  period  ended  December  31,  2015  the  Company borrowed  approximately $2.8  million and  repaid  $2.3  million  resulting  in  a  payable  as  of  December  31,  2015  of  $528,660  (CHF

524,695). The Current account Sportiva participations ag carries an interest rate of 3%.

Commissions paid or payable to related parties

During  the  periods  ended  December  31,  2015,  and  December  31,  2014,  the  Company  paid commissions to 4f Capital AG in the amount of $253,945 and $123,000, respectively, for services related to financing the Company. These costs are capitalized as debt issuance costs. 4f Capital AG is  a company owned  and directed by Mr. Mettler (Board Member  and CEO  of the Company)  that receives  a  commission  of  1.5%  for  new  funds  that  the  Company  receives  based  on  consulting services rendered by 4f Capital AG.

Hans Rigendinger

In 2013, the Company borrowed $600,000 at 3% interest from Hans Rigendinger. The amount due to Mr. Rigendinger for this loan at December 31, 2015 was $1,973.

Mr. Rigendinger also held bonds denominated in Euros and Swiss Francs valued at approximately

$492,000 as of December 31, 2015 and $4,316,000 as of December 31, 2014.

Service fees paid or payable to Akyinyi Interior and Exterior Decoration

During the periods ended December 31,  2015,  and December 31, 2014, the Company paid fees to

Akyinyi  Interior and Exterior  Decoration, which is a company owned  by the wife  of a  member of the  Board  of  Directors,  related  to  interior  design  of  the  Papagayo  Gulf  Tourism  project  in  the amount  of  approximately  $120,000  for  both  years.  These  costs  have  been  capitalized  to  property and equipment.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

10.

RELATED PARTY TRANSACTIONS - CONTINUED

Consulting Fees paid or payable to Cambridge Limited Corp.

During the periods ended December 31, 2015, and December  31, 2014, the Company paid fees to

Cambridge  Limited Corporation,  which is a company owned  by the  father-in-law of a  member  of the Board of Directors. These fees related to accounting and consulting services rendered in Costa

Rica for the Company in the amount of approximately $179,279 and $166,851, respectively.

11.

BANK LIABLITIES

The bank liabilities due at December 31, 2015 and 2014 in the amounts of $179,313 and $153,375 respectively, represent temporary, secured overdraft facilities, bearing an interest rate of 8.9%.

12.

BONDS

Description

EUR (€) bond old (repaid)

CHF bond I (repaid)

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

Swiss

Swiss

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

12.

BONDS - CONTINUED

Description

EUR (€) bond new I

CHF bond II parallel (repaid)

Issuer:

SunVesta Holding AG

SunVesta Holding AG

Type of securities:

Bond in accordance with Swiss law

Bond in accordance with Swiss law

Approval by SunVesta AG BOD:

October 31, 2013

May 19, 2014

Volume:

Up to €15,000,000

Up to CHF 15,000,000

Units:

€10,000

CHF 10,000

Offering period:

11/07/2013 – 03/31/2014

05/01/2014 – 06/30/2014

Due date:

December 2, 2016

August 31, 2015

Issuance price:

100%

100%

Issuance day:

December 2, 2013

September 01, 2013 (retroactive)

Interest rate:

7.25% p.a.

7.25 % p.a.

Interest due dates:

December 2

August 31

Applicable law:

Swiss

Swiss

Description

EUR (€) bond new II (parallel)

Issuer:

SunVesta Holding AG

Type of securities:

Bond in accordance with Swiss law

Approval by SunVesta AG BOD:

May 19, 2014

Volume:

Up to EUR 15,000,000

Units:

EUR 10,000

Offering period:

05/01/14 – 06/30/14

Due date:

December 02, 2016

Issuance price:

100%

Issuance day::

December 02, 2013 (retroactive)

Interest rate:

7.25 % p.a.

Interest due dates:

December 02

Applicable law:

Swiss

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

12.

BONDS – CONTINUED

On  September  30,  2015,  the  Company approved  the  issuance  of two  new  CHF-bonds.  The  major terms and conditions are the following:

Description

Convertible CHF Bond I

Convertible CHF Bond II

Issuer:

SunVesta Holding AG

SunVesta Holding AG

Type of securities:

Senior convertible bonds,

Senior convertible bonds,

convertible into shares of the

convertible into shares of the

issuer, in accordance with Swiss

issuer, in accordance with Swiss

law

law

Approval by SunVesta AG BOD:

September 30, 2015

September 30, 2015

Volume:

Up to CHF 45,000,000

Up to CHF 15,000,000

Denomination:

CHF 5,000

CHF 5,000

Offering period:

October 01, 2015

October 01, 2015

Maturity date:

September 30, 2018

September 30, 2018

Issue price:

100%

100%

Redemption price:

100%

100%

Issuance date:

October 01, 2015

October 01, 2015

Coupon:

6.00 % p.a.

6.00 % p.a.

Interest due dates:

September 30 of each year, the

September 30 of each year, the

first time September 30, 2016

first time September 30, 2016

Reference price:

CHF 6.50

CHF 6.50

Initial conversion price:

CHF 8.00

CHF 8.00

Applicable law:

Swiss

Swiss

In  October  2015,  Sunvesta  Holding  AG,  a  wholly  owned  subsidiary  of  the  Company  settled approximately $27,300,000 worth of old CHF-Bonds which had matured on August 31, 2015 and were  extended  through  September  30,  2015  (i.e.  unpaid).  These  were  rolled  forward/exchanged into  two  substantially different  convertible bonds  of Sunvesta  Holding AG.  One is  a  $45,000,000

Convertible  Bond  and  the  other  a  $15,000,000  Convertible  Bond  as  is  discussed  in  tables  above.

These new Convertible bonds are substantially different than the previous CHF bonds that matured in  the  third  quarter  of  2015  and  this  is  subsequently  accounted  for  as  an  extinguishment.  The

Company has  recorded a loss  on extinguishment  equal  to the  fair  value of the  conversion  feature.

Third party issuance costs totaling $3,100,000 have been capitalized and amortized over the life of the bonds  under  the effective  interest  rate  method.  Finally,  the  fair  value of the  liability related to conversion feature was expensed in the period.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

12.

BONDS - CONTINUED

The nominal amounts have changed as follows:

CHF Bond

CHF Bond

CHF BOND I

2015

2014

$

$

Balances January 1

10,999,192

8,558,443

Cash inflows

-

5,542,245

Cash outflows

(5,913,796)

-

Foreign currency adjustments

159,884

(953,513)

Reclassifications to CHF Bond II

-

(2,147,983)

Reclassifications to Convertible CHF Bond I

(2,005,548)

-

Reclassifications to Convertible CHF Bond II

(3,239,732)

-

Sub-total

-

10,999,192

Discounts (commissions paid to bondholders)

(670,764)

(670,764)

Accumulated amortization of discounts

670,764

474,294

Accumulated Unamortized discounts

-

(196,470)

Balances December 31 (Carrying value)

-

10,802,722

From the CHF Bond I issue in this rollforward, $2,005,548 was reclassified to the Convertible CHF

Bond  I  in  the  fourth  quarter  of  2015.  Additionally,  $3,239,732  was  reclassified  to  the  Company's

CHF Convertible Bond II.

In 2014, the Company reclassified $2,147,983 to CHF Bond II. As CHF Bond II has identical terms as CHF Bond I, this reclassification is neither an extinguishment nor modification.

EUR-Bond

EUR-Bond

(new)

(new)

2015

2014

$

$

Balances January 1

7,355,572

6,757,065

Cash inflows

281,754

1,562,402

Cash outflows

-

-

Foreign currency adjustments

(765,696)

(963,896)

Sub-total

6,871,630

7,355,572

Discounts (commissions paid to bondholders)

(23,753)

(17,305)

Accumulated Amortization of discounts

14,059

4,729

Accumulated Unamortized discounts

(9,694)

(12,576)

Balance December 31 (Carrying value)

6,861,936

7,342,995

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

12.

BONDS - CONTINUED

As  per  date  of  this  report  the  Company  has  realized  a  cumulative  amount  of  EUR  6.30  million

($6.87 million) related to the EURO Bond I.

EUR-Bond

EUR-Bond

old

old

EURO BOND I

2015

2014

$

$

Balances January 1

-

5,786,248

Cash inflows

-

-

Cash outflows

-

(5,729,712)

Foreign currency adjustments

-

(56,536)

Sub-total

-

-

Discounts (commissions paid to bondholders)

-

(248,195)

Accumulated Amortization of discounts

-

248,195

Accumulated Unamortized discounts

-

-

Balance December 31 (Carrying value)

-

-

CHF Bond II

CHF Bond II

CHF BOND II

2015

2014

$

$

Balances January 1

15,304,228

-

Cash inflows

10,819,209

12,912,402

Cash outflows

(3,923,675)

-

Foreign currency adjustments

(51,779)

243,843

Reclassifications from CHF Bond I

-

2,147,983

Reclassifications to Convertible CHF Bond I

(185,127)

-

Reclassifications to Convertible CHF Bond II

(21,962,856)

-

Sub-total

-

15,304,228

Discounts (commissions paid to bondholders)

(1,578,825)

(1,041,917)

Accumulated amortization of discounts

1,578,825

446,864

Accumulated Unamortized discounts

-

(595,052)

Balances December 31 (Carrying value)

-

14,709,176

From the CHF Bond II issue in this rollforward, $185,127 was reclassified to the Convertible CHF

Bond I in Q4 2015. Additionally, $21,962,856 was reclassified to the Company's CHF Convertible

Bond II.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

12.

BONDS - CONTINUED

EUR-Bond

EUR-Bond

new II

new II

EURO BOND NEW II

2015

2014

$

$

Balances January 1

1,761,258

-

Cash inflows

-

1,960,226

Cash outflows

-

-

Foreign currency adjustments

(102,958)

(198,968)

Sub-total

1,658,300

1,761,258

Discounts (commissions paid to bondholders)

(59,740)

(59,740)

Accumulated Amortization of discounts

28,135

13,473

Accumulated Unamortized discounts

(31,605)

(46,266)

Balances December 31 (Carrying value)

1,626,695

1,714,991

As  per  date  of  this  report,  the  Company  has  realized  a  cumulative  amount  of  EUR  1.51  million

($1.64 million) related to the EURO Bond new II.

Convertible

Convertible

CHF Bond I

CHF Bond I

Convertible CHF BOND I

2015

2014

$

$

Balances January 1

-

-

Cash inflows

100,990

-

Cash outflows

-

-

Foreign currency adjustments

(41,617)

-

Reclassifications from CHF Bonds I and II

2,190,675

-

Sub-total

2,250,048

-

Discounts (commissions paid to bondholders)

-

Accumulated Amortization of discounts

-

Accumulated Unamortized discounts

-

Balances December 31 (Carrying value)

2,250,048

-

In the fourth quarter of 2015, the Company issued this Convertible CHF Bond I with funds received from  new  bondholders  totaling  $100,990.  Additionally,  $2,005,548  was  reclassified  from  CHF

Bond I and $185,127 was reclassified from CHF Bond II.

As  per  date  of  this  report,  the  Company  has  realized  a  cumulative  amount  of  CHF  2.42  million

($2.64 million) related to the Convertible Bond I.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

12.

BONDS - CONTINUED

Convertible

Convertible

CHF Bond II

CHF Bond II

Convertible CHF BOND II

2015

2014

$

$

Balances January 1

-

-

Cash inflows

1,747,122

-

Cash outflows

-

-

Foreign currency adjustments

(479,315)

-

Reclassifications from CHF Bonds I and II

25,202,588

-

Sub-total

26,470,395

-

Discounts (commissions paid to bondholders)

0

-

Accumulated Amortization of discounts

-

-

Accumulated Unamortized discounts

0

-

Balances December 31 (Carrying value)

26,470,395

-

In  fourth quarter  of 2015, the  Company issued  this Convertible CHF Bond  II with  funds received from  new  bondholders  totaling  $1,747,122.  Additionally,  $3,239,732  was  reclassified  from  CHF

Bond I and $21,962,856 was reclassified from CHF Bond II.

As  per  date  of  this  report  the  Company  has  realized  a  cumulative  amount  of  CHF  29.05  million

($29.27 million) related to the Convertible Bond II.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

13.

INCOME TAXES

The components of loss before income taxes are as follows:

December 31, 2015

December 31, 2014

Domestic

(3,863,810)

(1,571,359)

Foreign

(15,867,261)

(6,379,627)

Loss before income tax

(19,731,071)

(7,950,986)

Income taxes relating to the Company’s operations are as follows:

December 31, 2015

December 31, 2014

Current income taxes

US Federal, state and local

-

-

Foreign

(1,151)

-

Deferred income taxes

-

-

US Federal, state and local

-

-

Foreign

-

-

Income tax expense/recovery

(1,151)

-

Income  taxes  at  the  United  States  federal  statutory  rate  compared  to  the  Company’s  income  tax expenses as reported are as follows:

December 31, 2015

December 31, 2014

Net loss before income tax

(19,731,071)

(7,950,986)

Statutory rate

35%

35%

Expected income tax recovery

(6,905,875)

(2,782,845)

Impact on income tax expense/recovery from

Change in valuation allowance

4,979,054

1,284,444

Different tax rates in foreign jurisdictions

697,632

140,441

Expiration of unused tax loss carry forwards

-

268,151

Permanent differences

1,803,538

-

Tax penalty US Federal, state and local

-

-

Difference due to tax review / previous year adjustments

(633,957)

1,263,087

Others

58,457

(173,278)

Income tax expense

(1,151)

-

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

13.

INCOME TAXES - CONTINUED

The Company’s deferred tax assets and liabilities consist of the following:

December 31, 2015

December 31, 2014

Deferred tax assets

Tax loss carry forward

17,321,345

12,342,291

Valuation allowance

(17,321,345)

(12,342,291)

Deferred tax assets/liabilities

-

-

As of April 2, 2012, the Company was advised by the Internal Revenue Service (IRS) of aggregate penalties  amounting  to  $140,000.  This  penalty concerns  failures  to  file  certain  tax  returns  for  the years  ended  2008,  2009  and  2010.  Despite  an  ongoing  appeal  process,  the  Company  changed  its assessment  during  the  year  ended  December  31,  2012 and  determined  that  it  is  “more  likely than not” that it will have to pay the penalty. Therefore, the Company recorded $140,000 in income tax expense.

As  of  December  31,  2015  and  2014,  there  were  no  known  uncertain  tax  positions.  We  have  not identified any tax positions for which it is reasonably possible that a significant change will occur during the next 12 months.

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

Domestic

Foreign

2016

-

764,332

2017

-

5,674,921

2018

-

9,940,370

2019

-

6,381,864

2020

-

2,680,101

2021

-

7,624,181

2022

-

14,832,242

Beyond 2022

20,229,018

-

Total operating loss carry forwards

$

20,229,018

47,898,011

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

13.

INCOME TAXES - CONTINUED

The following tax years remain subject to examination:

United States of America

Switzerland

Costa Rica*

2008

YES

NO

N/A

2009

YES

NO

N/A

2010

YES

NO

N/A

2011

YES

NO

N/A

2012

YES

YES

N/A

2013

YES

YES

YES

2014

YES

YES

YES

2015

YES

YES

YES

* The Costa Rican companies are taxable since 2013.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

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

Net periodic pension cost has been included in the Company’s results as follows:

2015

2014

Projected Benefit Obligations beginning of year

$

352,704

293,423

Service cost - current

56,927

50,733

Interest expense

5,239

5,356

Benefit payments and transfers

(12,091)

(12,127)

Actuarial gains/losses

61,864

42,749

Currency translation losses

(1,067)

(27,430)

Projected Benefit Obligations end of year

$

463,576

352,704

Fair Asset Values beginning of year

$

216,271

202,896

Expected returns

6,448

5,558

Contributions paid

46,348

42,446

Benefits paid and transfers

(12,091)

(12,127)

Actuarial gains/losses

(3,426)

(3,537)

Currency translation losses

(654)

(18,965)

Fair Asset Value of assets end of year

$

252,896

216,271

Net liabilities

$

(210,680)

(136,433)

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

14.

PENSION PLAN - CONTINUED

The following were the primary assumptions:

Future  benefits,  to  the  extent  that  they  are  based  on  compensation,  include  salary  increases,  as presented  above,  consistent  with  past  experiences  and  estimates  of  future  increases  in  the  Swiss labor market.

December 31, 2015

December 31, 2014

Assumptions at year end

Discount rate

0.80%

1.50%

Expected rate of return on plan assets

3.00%

3.00%

Future salary increases

1.50%

1.50%

Future pension increases

0.00%

0.00%

Net periodic pension costs have been included in the Company’s results as follows:

December 31, 2015

December 31, 2014

Pension expense

Current service cost

$

56,927

50,733

Net actuarial (gain) loss recorded

-

(606)

Interest cost

5,239

5,356

Expected return on assets

(6,448)

(5,558)

Employee contributions

(23,174)

(21,223)

Net periodic pension cost

$

32,544

28,701

For  the  years  ended  December  31,  2015  and  December  31,  2014  the  Company  made  cash contributions of $23,000 and $21,200, respectively, to its defined benefit pension plan.

All of the assets are held under the collective contract by the plan’s re-insurance Company and are invested in a mix of Swiss and international bond and equity securities within the limits prescribed by the Swiss Pension Law.

The expected future cash flows  to be paid by the Company in respect  of employer  contribution to the pension plan for the year ending December 31, 2016 are $23,000.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

15.

STOCK COMPENSATION

The Company has included share based compensation under the SunVesta Inc.  Stock Option Plan

2013 (“the Plan”) as part of the total remuneration in certain employment and Board of Director’s contracts. The Company is authorized to grant up to 50,000,000 shares under the Plan.

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

Share Grants – Mr. Hans Rigendinger

On January 1, 2013, the Company granted to Hans Rigendinger 3,500,000 common shares, valued

at  $0.08  an  amount  equal  to  the  share  price  and  fair  value  of  the  shares  on  the  grant  date.   These

shares  were  granted  as  a  signing  bonus  with  the  Company.  Additionally,  the  Company  granted

2,500,000  common  shares  as  a  retention  award  due  on  each  anniversary  of  his  signing  with  the

Company. The employment contract was initially for three years with an additional bilateral option for  an  additional  two  years.  Therefore,  the  Company could  be  required  to  issue  up  to  12,500,000 common shares through January 1, 2018.

Share Grants – Dr. Max Rössler

On  July  3,  2013,  the  Company  granted  to  Dr.  Max  Rössler  3,000,000  common  shares,  valued  at

$0.07 an amount equal to the share price and fair value of the shares on the grant date. These were issued in  connection  with his  appointment  to the  Board  of Directors.  These  shares  were  officially issued on October 15, 2013.

Share Grants – Mr. Josef Mettler

On July 4, 2013, the Company granted 5,000,000 common shares to Josef Mettler, valued at $0.07,

an amount equal to the share price and fair value of the shares on the grant date, in connection with his employment agreement. These shares were officially issued on October 15, 2013. Additionally,

the  Company granted  3,000,000  common  shares  as  a  retention  award  for  each  completed  year  of employment (e.g. first time as per July 4, 2014). The employment contract is for an initial term of three years with an additional bilateral option for another two, two-year periods, but a maximum of

December 31, 2020. Therefore, in total the Company could be requested to issue up to 21,000,000 common shares through December 31, 2020 related to the retention bonus.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

15.

STOCK COMPENSATION - CONTINUED

Share Grants – Mr. José María Figueres

On  March  10,  2014,  the  Company  authorized  the  issuance  of  500,000  common  shares,  valued  at

$0.10, an amount equal to the share price and therefore the fair value on grant date, and a retention award of 200,000 common shares for each fully completed year  of service to José María Figueres in connection with his appointment to the Board of Directors.

Share Grants – Mr. Howard M. Glicken

On  March  10,  2014,  the  Company  authorized  the  issuance  of  500,000  common  shares,  valued  at

$0.10, an amount equal to the share price and therefore the fair value on grant date, and a retention award  of  200,000  common  shares  for  each  fully completed  year  of  service  to  Howard  Glicken  in connection with his appointment to the Board of Directors.

Based on these contracts the Company has included the following stock-based compensation in the

Company’s results:

Stock-based compensation (shares)

December 31, 2015

December 31, 2014

Shares granted

46,800,000 shares

46,400,000 shares

Fair Value respectively market price on grant date

$0.0744

$0.0744

Total maximal expenses (2013-2020)

$3,450,000

$3,450,000

Shares vested

23,900,000 shares

18,000,000 shares

Unvested shares

22,900,000 shares

28,400,000 shares

As of December 31, 2015, the Company expects to record compensation expense in the future up to

$1,345,000 as follows:

Stock-based

Year ending December 31,

compensation

2016

2017

2018

2019

2020

(shares)

$

$

$

$

$

Unrecognized

compensation

410,000

410,000

210,000

210,000

105,000

expense

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

15.

STOCK COMPENSATION - CONTINUED

Stock Options – Mr. Hans Rigendinger

The   Company   granted   to   Hans   Rigendinger,   in   connection   with   his   employment   contract,

10,000,000  stock  options  on  January  1,  2013.  Each  option  entitles  Mr.  Rigendinger  to  buy  one

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

For  installment  B,  it  is  required  that  Meliá  Hotels  International  (“Melía”)  assumes  management responsibilities for Paradisus Papagayo Bay Resort & Luxury Villas. As of grant date, the fair value was $340,000 and the Company estimated that Meliá assumes responsibility as of July 1, 2015. As of March 6, 2014 the Company still assesses the probability that this performance condition will be met at 100%, but the date the performance condition will be achieved was postponed to the fourth quarter  2015,  as  the  opening  date  was  postponed.  As  of  the  date  of  this  report,  the  estimated opening date was postponed to the fourth quarter 2017. The Company still assessed the probability that this performance condition will be met at 100%. Hence, the remaining fair value of the award will be expensed on a straight-line basis over the recalculated expected remaining vesting-period.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

15.

STOCK COMPENSATION - CONTINUED

Stock Options – Dr. Max Rӧssler

The  Company  granted  to  Dr.  Max  Rӧssler,  in  connection  with  his  appointment  to  the  Board  of

Directors,  10,000,000  stock  options  on  July  3,  2013.  Each  option  entitles  Dr.  Rӧssler  to  buy  one

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

2015.  As of March 6,  2014 the Company assessed the probability that this performance condition will be met at 100%, but the date the performance condition will be achieved was postponed to the fourth quarter 2015, as the opening date was postponed. As of the date of this report, the estimated opening date was postponed to the fourth quarter 2017. The Company still assessed the probability that this performance condition will be met at 100%. Hence, the remaining fair value of the award will be expensed on a straight-line basis over the recalculated expected remaining vesting-period.

Stock Options – Mr. Josef Mettler

The  Company  granted  to  Josef  Mettler,  in  connection  with  his  employment  contract,  12,000,000 stock options on July 4, 2013. Each option entitles Mr. Mettler to buy one share at a strike price of

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

For   installment   C   (5,000,000   options),   it   is   required   that   Meliá   assumes   management

responsibilities for Paradisus Papagayo Bay Resort & Luxury Villas. As of grant date, the fair value was $258,000 and the Company estimated that Meliá assumes responsibility as of July 1, 2015. As of March 6, 2014 the Company still assesses the probability that this performance condition will be met at 100%, but the date the performance condition will be achieved was postponed to the fourth quarter  2015,  as  the  opening  date  was  postponed.  As  of  the  date  of  this  report,  the  estimated opening date was postponed to the fourth quarter 2017. The Company still assessed the probability that this performance condition will be met at 100%. Hence, the remaining fair value of the award will be expensed on a straight-line basis over the recalculated expected remaining vesting-period.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

15.

STOCK COMPENSATION - CONTINUED

Summary

A summary of stock options outstanding as per December 31, 2015 is as follows:

Options outstanding

Number of

Weighted average

Weighted average

Options

exercise price

remaining

contractual life

Outstanding January 1, 2015

32,000,000

$ 0.05

8.42 years

Granted

0

Exercised

0

Forfeited or expired

0

Outstanding December 31, 2015

32,000,000

$ 0.05

7.42 years

Exercisable December 31, 2015

0

The  following  table  depicts  the  Company’s  non-vested  options  as  of  December  31,  2015  and changes during the period:

Non-vested options

Shares under Options

Weighted average grant

date fair value

Non-vested at December 31, 2014

32,000,000

$ 0.053

Granted

-

-

Vested

-

-

Forfeited or canceled

-

-

Non-vested at December 31, 2015

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

Assumption

December 31, 2015

December 31, 2014

Dividend yield

Risk-free interest rate used (average)

Expected market price volatility

Average expected life of stock options

n.a.

n.a.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

15.

STOCK COMPENSATION - CONTINUED

The  computation  of  the  expected  volatility  assumption  used  in  the  Black-Scholes  calculation  for new  grants  is  based  on  historical  volatilities  of  a  peer  group  of  similar  companies  in  the  same industry. The expected life assumptions are based on underlying contracts.

As of December 31, 2015, the Company had unrecognized compensation expenses related to stock options currently outstanding, to be recognized in future quarters respectively years as follows:

Through to

Through to

Stock-based compensation (options)

December 31, 2016

December 31, 2017

$

$

Unrecognized compensation expense

134,956

33,739

16.

SUMMARY OF STOCK AND OPTION COMPENSATION EXPENSE

The Company recorded the following amounts related to stock based compensation expense during the periods ended December 31, 2015:

Summary of share and option based compensation

December 31, 2015

December 31, 2014

expense

$

$

Option grants

134,952

560,941

Share grants

450,000

542,334

Total (recorded under general & administrative expense)

584,952

1,103,275

17.

FUTURE LEASE COMMITMENTS

On December 1,  2012,  the Company entered into a lease  agreement  for the premises for its  Swiss office with an unrelated entity. The annual rental expense amounts to approximately $130,000 on a fixed term expiring on December 31, 2017.

Future lease commitments

December 31, 2015

December 31,

$

2014

$

2016

130,000

130,000

2017

130,000

130,000

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

18.

NOTES PAYABLE

December 31, 2015

December 31, 2014

$

$

Promissory note

2,000,000

2,000,000

Specogna Holding AG

605,743

707,428

R. Weimar (private investor)

131,169

316,331

Total

2,736,912

3,023,759

Promissory Note

As part of the completion of the purchase of Altos del Risco on March 9, 2013, the  parties agreed that $2,000,000 of consideration is converted into a non-interest bearing and uncollateralized loan payable which was originally due for payment on March 8, 2014, then extended to March 8, 2015.

On  March  16,  2015,  the  Company  agreed  with  the  counterparty  to  extend  the  due  date  through

March 16, 2016. As of the date of this report the promissory note remains outstanding.

Loans Specogna Holding AG

On  May  15,  2014  the  Company  entered  into  a  short  term  loan  agreement  for  CHF  1.0  million

($1.01 million) with Specogna Holding AG (“Specogna) repayable on July 31, 2014,  with a fixed interest payment of approximately $30,300. This loan was repaid in 2014.

On September 16, 2014, the Company entered into a short term loan agreement for approximately

$736,000   with  Specogna  repayable  on  October   31,   2014,   with   a  fixed  interest   payment   of

approximately $32,000. The loan was secured personally and jointly by Dr. Max Rössler, Mr. Josef

Mettler and Mr. Hans Rigendinger. The amounts due to Specogna were repaid on March 24, 2015,

by Aires on behalf of the Company, with no penalties incurred.

On December 31, 2015, the Company entered into a short term loan agreement for approximately

$607,000 with Specogna repayable on February 29, 2016, with an interest payment of 8 % per annum. The loan is secured personally and jointly by Dr. Max Rössler, Mr. Josef Mettler and Mr.

Hans Rigendinger.

Loan R. Weimar (private investor)

On  May  23,  2014,  the  Company  entered  into  a  short  term  loan  agreement  for  approximately

$376,800  with  Roland  Weimar.  The  loan  was  repayable  in  five  installments,  (four  payments  of

$84,700, one payment of $38,000), with the initial payment due on June 2, 2014 and the latest one due on June 1, 2015. The interest rate is 2 % per annum. The Company has repaid $245,631 of the loan  as  of  the  filing  date  of  this  report,  whereas  the  entire  loan  amount  should  have  been  repaid.

The agreement does not stipulate any repercussions for late payments.

Bruno Wernli

On September 16, 2014, the Company entered into a short term loan agreement for approximately

$568,000  with  Bruno  Wernli  (“Wernli”),  repayable  on  October  31,  2014,  with  a  fixed  interest payment  of  approximately  $53,000.  The  loan  was  secured  personally  and  jointly  by  Dr.  Max

Rössler, Mr. Josef Mettler and  Mr. Hans Rigendinger. The amounts  due to Wernli  were repaid on

December 19, 2014, by Aires on behalf of the Company.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

19.

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

Dated April 27, 2016 a seventh addendum has been signed between the Company and Melia with the following major conditions:

a.

New completion date: September 15, 2018 (subject to force majeure)

b.

Should the completion not occur by September 15, 2018 and should the Parties not have agreed in writing an extension to such date, after September 15, 2018 the Owner shall pay the

Manager a daily amount of USD 2,000 as liquidated damages.

c.

Should the completion not occur by November 15, 2018, the manager shall be entitled to terminate the agreement unless the Parties agree in writing to extend such date. The owner shall be obliged to pay the manger an amount of USD 5,000,000 as liquidated damages solely to compensate the Manager.

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

The following table presents the Company’s tangible fixed assets by geographic region:

December 31, 2015

December 31, 2014

Location of tangible assets

Switzerland

$

76,573

115,210

Costa Rica

61,194,851

51,086,142

Total

$

61,271,424

51,201,352

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

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

December 31, 2015

December 31, 2014

Company posted

Net loss

Net loss

Basic weighted average shares outstanding

94,338,589

88,325,165

Dilutive effect of common stock equivalents

None

None

Dilutive weighted average shares outstanding

94,338,589

88,325,165

As  of December 31, 2014, there  were a  total  of  6,500,000  common shares  vested  were not  issued and included in the basic weighted average shares outstanding.

The   following   table   shows   the   number   of   stock   equivalents   that   were   excluded   from   the

computation of diluted earnings  per share for the respective  period because the  effect would  have been anti-dilutive.

Earnings per share

Year Ended

Year Ended

December 31, 2015

December 31, 2014

Options to Hans Rigendinger

10,000,000

10,000,000

Options to Dr. M. Rössler

10,000,000

10,000,000

Options to Josef Mettler

12,000,000

12,000,000

Total Options

32,000,000

32,000,000

Shares to Hans Rigendinger

7,500,000

10,000,000

(retention bonus – non vested)

Shares to Josef Mettler (retention  award – non

15,000,000

18,000,000

vested)

Shares to Howard Glicken and José Maria Figueres

400,000

400,000

(retention award – non vested)

Shares associated with Convertible CHF Bonds

3,558,068

0

Total Shares

26,458,068

28,400,000

Total Options and Shares

58,458,068

60,400,000

Options related to Convertible CHF bonds: Each bond in the principal amount of CHF 5,000 can be converted on any business day during the conversion period into 625 common shares of SunVesta Holding

AG at a conversion price equal to CHF 8.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

22.

GENERAL AND ADMINISTRATIVE EXPENSES

General  and  administrative  expenses  according  consolidated  statement  of  comprehensive  loss include:

General and administrative expenses

December 31, 2015

December 31, 2014

$

$

Rental & related expenses

194,982

175,394

Audit

267,087

235,995

Consulting

1,379,976

1,908,621

Marketing, Investor & public relations

127,458

68,828

Travel expenses

561,803

492,323

Personnel costs including social security’s costs and share

based remuneration

2,636,788

2,904,293

Various other operating expenditures

817,977

949,037

Total according statements of comprehensive loss

5,986,071

6,734,491

23.

SUBSEQUENT EVENTS

Management has evaluated subsequent events after the balance sheet date, through the issuance of the financial statements,  for appropriate accounting and disclosure. The Company has determined that  there  were  no  such  events  that  warrant  disclosure  or  recognition  in  the  financial  statements,

except for the below:

Termination of agreement with Concreta

In  March  2013,  SunVesta  Holding  AG,  together  with  SunVesta  Costa  Rica  Ltda.  concluded  an

agreement   with  Concreta  S.R.L  for  the  “Design  &  Execution   Plans,   Logistics,   Supply  and

Installation of all Interiors” for our “Papagayo Bay Resort & Luxury Villas” project in Costa Rica.

Over  the  time,  the  project  developed  differently  to  what  the  parties  expected.  Consequently,

contract   renegotiations   became   necessary.   As   these   renegotiations   could   not   be   finalized

satisfactorily,  the  Company  terminated  the  existing  contract  effective  February  3,  2016.  The

Company does not expect any negative financial consequences as result of this termination.

DIA S.A.

On March 8, 2013, the Company entered into an interest free loan agreement with DIA S.A. for

$2,000,000 payable on March 8, 2014, in connection with the purchase of land concession being part of the Paradisus Papagayo Bay Resort & Luxury Villas project from Altos held in the name of

Altos del Risco S.A. The terms of the loan agreement were amended on March 16, 2015, to extend the due date for said payable until March of 2016. The amounts due to Altos had not been paid as of the filing date of this report.

Subsequent to the balance sheet date the parties agreed on new payment terms. They provide for four equal quarterly payments of USD 500,000 each, the first one being due by August 31, 2016.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

23.

SUBSEQUENT EVENTS - CONTINUED

Management agreement with Meliá Hotels International

Dated April 27, 2016 a seventh addendum has been signed between the Company and Melia with the following major conditions:

a.

New completion date: September 15, 2018 (subject to force majeure)

b.

Should the completion not occur by September 15, 2018 and should the Parties not have agreed in writing an extension to such date, after September 15, 2018 the Owner shall pay the

Manager a daily amount of USD 2,000 as liquidated damages.

c.

Should the completion not occur by November 15, 2018, the manager shall be entitled to terminate the agreement unless the Parties agree in writing to extend such date. The owner shall be obliged to pay the manger an amount of USD 5,000,000 as liquidated damages solely to compensate the Manager.

Down payment for Purchase Four Hotels in the Canton of Graubünden, Switzerland

Dated May 10, 2016 the Company, QuadEquity Holdings AG and the potential Seller of the four hotels concluded an agreement, whereby QuadEquity Holdings AG assumes all the Company’s rights and obligations from the original contract. In return, QuadEquity Holdings AG will pay the

Company the amount of USD 302,000 (CHF 300,000) before May 30, 2016.

Agreement to set-up a Special Purpose Vehicle (“SPV”) for the issuance of new bonds

Dated May 09, 2016 the Company concluded an agreement with a third party and the following major terms and conditions:

a.

The third party will create and operate an SPV in accordance with Luxembourg law (a so called “Compartment”)

b.

This SPV will allow a securitisation of a bond (“Schuldverschreibung”).

c.

While SPV will be the Issuer, it remains the Company’s obligation to sell the bonds.

d.

Only the SPV will be liable towards the bondholders.

e.

The Company, on the other hand, will have to pledge its major assets in favour of the SPV.

f.

The Company incurs one-time set-up fees as well as annual running fees.

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

Securities Exchange Act of 1934 (“Exchange Act”)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated

Framework (1992) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway

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

Lack of Appropriate Independent Oversight.  The Board of Directors has not provided an appropriate level of oversight over the Company’s consolidated financial reporting and procedures for internal control,

which oversight might include challenging management’s accounting for and reporting of transactions.

Accordingly, we determined that this control deficiency as of December 31, 2015, constituted a material weakness.

Failure to Segregate Duties. The Board of Directors has not maintained any segregation of duties within the

Company’s management, instead relying on a single individual to fill the role of chief executive officer,

chief financial officer and principal accounting officer, responsible for a broad range of duties that cannot be properly reconciled with a singular management resource.  Accordingly, we determined that this control deficiency as of December 31, 2015, constituted a material weakness.

As a result of the material weaknesses in internal control over financial reporting described above, the

Company’s management has concluded that, as of December 31, 2015, that the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework

(1992) issued by the COSO. The Company intends to remedy its material weaknesses by:

—   bolstering the composition of the audit committee to comprise non-managerial directors only to oversee management

—   engaging an individual to serve as chief financial officer and principal accounting officer to segregate the duties of chief executive officer and chief financial officer

During the year, the Company formed an audit committee comprised of two independent directors and a managerial director to provide oversight over management. Due to limitations as to the number of independent directors, the inclusion of the Company’s chief executive officer on the audit committee may have a stifling affect on the effectiveness of the committee to oversee management.

The Company also engaged sufficient outside accounting resources competent in the application of US

GAAP to our financial statement disclosures.

The Company also expects to segregate the duties of chief executive officer and chief financial officer as financial resources permit in order to bolster internal controls.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended December 31, 2015, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of the director and executive officers of the

Company:

Name

Age

Year

Positions Held

Appointed

Josef Mettler

55

2008

CEO, CFO, PAO and Director

Hans Rigendinger

70

2013

COO and Director

Dr. Max Rӧssler

76

2013

Director

José Maria Figueres

62

2014

Director

Howard Glicken

73

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

Other Public Company Directorships in the Last Five Years

None.

Dr. Max Rӧssler was appointed as a director of the Company on July 3, 2013.

Dr. Rӧssler also serves as a director of SunVesta AG.

Business Experience

Dr. Rӧssler has lectured and been involved in research as a professor at ETH in the fields of applied mathematics and operations research. During his tenure with ETH, Dr. Rӧssler began to apply mathematical methods to problems related to financial investments. Dr. Rӧssler joined Credit Suisse in

1978 as head analyst of the department for fixed income products. Since 1997, Dr. Rӧssler has worked with

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

December 31, 2015, failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act.

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

Board of Directors Committees

The Board of Directors has formed an audit committee and adopted an audit charter. The audit committee is comprised of two independent directors and one managerial director.

An audit committee typically reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors,

the scope of the annual audits, fees paid to the independent auditors, and internal accounting and financial control policies and procedures.

The Board of Directors has not established a compensation committee, nominating committee or compliance and ethics committee.

Director Compensation

Our directors are reimbursed for out-of-pocket costs incurred in attending meetings and compensated for services as directors of the Company in the form of stock options and stock awards. Cash compensation is also paid in certain instances to directors of the Company’s subsidiary companies, including to our chief executive officer who also serves as a director of SunVesta AG.

The Company has compensated directors in the past and may adopt additional provisions for compensating directors for their services in the future.

ITEM 11.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Chief Executive Officer

Our chief executive officer has an employment agreement dated July 4, 2013, that includes an addendum dated March 6, 2015 with the Company and an employment agreement dated January 5, 2011, with

SunVesta AG. His employment agreements entitle our chief executive officer to base salaries, bonuses for his service in addition to certain benefits including per diem allowances, car allowances, housing allowances, and representation allowances. The employment agreement with the Company also provided for a signing bonus payable in cash and Company stock, stock options and an annual retention award payable in stock. The initial term of the Company employment agreement expires on December 31, 2016,

and can be renewed for two successive two year terms. The compensation package was deemed appropriate for our chief executive officer and was approved by the Company’s Board of Directors.

For the year ended December 31, 2015, $1,697,445 was paid to or accrued for our chief executive officer of which $504,000 was salary, $822,500 was a bonus, and $370,945 in all other compensation of which

$18,000 was out of pocket expenses, $48,000 was car allowances, $36,000 was living away allowance,

$253,945 were commissions and $15,000 was board of directors fees for service to both SunVesta AG and

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

& Management AG.

Chief Operating Officer

Our chief operating officer has an employment agreement dated December 31, 2012, with the Company and an employment agreement dated January 17, 2013, with SunVesta AG, pursuant to which he receives a base salary and is entitled to receive a bonus for his service to the Company in addition to certain benefits including per diem allowances, car allowances, housing allowances, and representation allowances. The employment agreement with the Company also provides for a signing bonus payable in Company stock,

stock options and an annual retention award. The initial term of the employment agreement expires on

December 31, 2015, and can be renewed for two successive one year terms. The Company elected to renew our chief operating officer’s employment agreement for one-year term with a further option that it be renewed for an additional year. The compensation package is deemed appropriate for our chief operating officer and was approved by the Company’s Board of Directors.

For the year ended December 31, 2015, $296,000 was paid to or accrued for our chief operating officer, of that amount $240,000 was salary, $36,000 in car allowances and $20,000 was board of directors’ fees for service to both SunVesta AG and SunVesta Projects & Management AG.

For the year ended December 31, 2014, $317,284 was paid to or accrued for our chief operating officer, of that  amount  $256,657  was salary,  $38,776  in car  allowances  and  $21,851  was board of  directors’  fees  for service to both SunVesta AG and SunVesta Projects & Management AG.

Summary

The following table provides summary information for the years ended December 31, 2015 and 2014 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000:

Executive Summary Compensation Table

Name and

Year

Salary

Bonus

Stock

Option

Non-Equity

Change in

All Other

Total

Principal

($)

($)

Awards

Awards

Incentive Plan

Pension Value

Compensation

($)

Position

($)

($)(1)

Compensation

and

($)

($)

Nonqualified

Deferred

Compensation

($)

Josef Mettler

2015

504,000

822,500

-

-

-

-

370,945      1,697,445

CEO, CFO,

2014

537,314

546,269

-

-

-

-

210,385      1,293,968

PAO

Hans

2015

240,000

-

-

-

-

-

56,000

296,000

Rigendinger

2014

256,657

-

-

-

-

-

60,627

317,284

COO

(1)   See Note 14 to the audited financial statements included in this Form 10-K for the year ended December 31, 2015, for further information concerning the Company’s reliance on the Black Sholes option-pricing model to calculate the fair value of stock options

Outstanding Equity Awards

The following table provides summary information for the period ended December 31, 2015, concerning unexercised options, stock that has not vested, and equity incentive plan awards by the Company to or on behalf of (i) the chief executive officer and chief financial officer and (ii) the three most highly compensated individuals whose total compensation exceeds $100,000:

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

options

unexercised

unearned

exercise     Option

have not     have not

other rights that that have

(#)

options

options

price

expiration    vested

vested(5)

have not vested  not vested

Name

exercisable      (#) exercisable

(#)

($)

date

(#)

($)

(#)

($)

Josef Mettler

0     12,000,000(1)

-

0.05   July 2, 2023

-

0.25      18,000,000(3))

-

Hans

Rigendinger

0     10,000,000(2)

-

0.05   December

31, 2022

-

0.25     10,000,000(4)

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

(5)  The per share value at December 31, 2015, was $0.25.

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

The following table provides summary information for the year ended December 31, 2015, concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of its non-executive directors.

Director Summary Compensation Table

Name

Fees earned

Stock

Option

Non-equity

Nonqualified

All other

Total

or paid in

awards

Awards

incentive plan

deferred

compensation

($)

cash

($)

($)

compensation

compensation

($)

($)

($)

($)

    Dr. Max Rӧssler

-

-

-

-

-

-

-

Jose Maria

-      70,000

-

-

-

-

70,000

Figueres

Howard H.

-      70,000

-

-

-

-

70,000

Glicken

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s 95,941,603 shares of common stock issued and outstanding as of May 09, 2016 with respect to: (i) all directors; (ii)

each person known by us to be the beneficial owner of more than five percent of our common stock; and

(iii) our directors and executive officers as a group.

Names and Addresses of Managers and

Beneficial Owners

Title of Class

Number of Shares

Percent of

Class

Joseph Mettler

CEO, CFO, PAO and Director

97 Seestrasse, CH-8942

Common

11,191,514(1)

11.7%

Oberrieden, Switzerland

Hans Rigendinger

COO and Director

97 Seestrasse, CH-8942

Common

27,716,084(2)

28.9%

Oberrieden, Switzerland

    Dr. Max Rӧssler

Director

97 Seestrasse, CH-8942

Common

3,000,000(3)

3.1%

Oberrieden, Switzerland

José Maria Figueres

Director

97 Seestrasse, CH-8942

Common

700,000(4)

0.7%

Oberrieden, Switzerland

Howard M. Glicken

Director

97 Seestrasse, CH-8942

Common

700,000(5)

0.7%

Oberrieden, Switzerland

Officer and directors (5) as a group

Common

43,307,598

45.1%

(1)  Common stock attributed to Mr. Mettler includes 2,418,180 shares held by Zypam Ltd., a related entity. Mr. Mettler also holds

12,000,000 unvested stock options granted pursuant to the 2013 SunVesta Stock Option Plan, to purchase additional shares of the

Company’s common stock at an exercise price of $0.05, subject to vesting based on the achievement of certain milestones tied to the development of the Paradisus Papagayo Bay Resort & Luxury Villas and the right to earn up to an additional 15,000,000 shares as a retention award of 3,000,000 shares issued on each anniversary of his employment agreement to earlier termination.

(2)  Mr. Rigendinger also holds 10,000,000 unvested stock options granted pursuant to the 2013 SunVesta Stock Option Plan, to purchase additional shares of the Company’s common stock at an exercise price of $0.05, subject to vesting based on the achievement of certain milestones tied to the development of the Paradisus Papagayo Bay Resort & Luxury Villas and the right to earn up to an additional 7,500,000 shares as a retention award of 2,500,000 shares issued on  each anniversary of his employment subject to earlier termination.

(3)  Dr. Rӧssler also holds 10,000,000 unvested stock options granted pursuant to the 2013 SunVesta Stock Option Plan, to purchase additional shares of the Company’s common stock at an  exercise price of $0.05, subject to vesting based on the achievement of certain milestones tied to the development of the Paradisus Papagayo Bay Resort & Luxury Villas.

(4)  José Maria Figueres can earn an additional 200,000 shares on each anniversary of service as a director.

(5)  Howard M. Glicken can earn an additional 200,000 shares on each anniversary of service as a director.

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

Over the last fiscal year, the Company paid fees of approximately $179,279 to Cambridge Limited

Corporation, related to accounting and consulting services rendered in Costa Rica, which entity is owned by the father-in-law of Josef Mettler, one of our directors and chief executive officer.

Over the last fiscal year, the Company increased its loan obligation to Aires to $47,198,362, which entity is owned by Dr. Max Rӧssler, one of our directors.

Sportiva Participations AG

Over the past fiscal year, the Company borrowed $2,776,658 at 3% interest from Sportiva participations ag.

which  entity  is  owned  by  Mr  Josef  Mettler,  one  of  our  Directors  and  Chief  Executive  Officer  and  repaid

$2,247,998 leaving a year-end balance of $528,660 due.

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

December 31, 2015, we consider two of our directors independent, neither of whom is employed by the

Company.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees and Services

BDO AG (“BDO”) has provided audits of our annual financial statements and a review of our quarterly financial statements for the periods ended December 31, 2015 and December 31, 2014 respectively. The following is an aggregate of fees billed during each of the last fiscal years for professional services rendered by each of our principal accountants.

BDO Fees and Services

2015

Audit fees

$

255,114

Audit-related fees

-

Tax fees - preparation and filing of three major tax-related forms and tax planning.

-

All other fees - other services provided by our principal accountants.

-

Total fees paid or accrued to our principal accountants

$

255,114

BDO Fees and Services

2014

Audit fees

$

188,640

Audit-related fees

-

Tax fees - preparation and filing of three major tax-related forms and tax planning.

-

All other fees - other services provided by our principal accountants.

-

Total fees paid or accrued to our principal accountants

$

188,640

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

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages

F-1 through F-50, and are included as part of this Form 10-K:

Financial Statements of the Company for the years ended December 31, 2015 and 2014:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Comprehensive Loss

Consolidated Statements of Stockholders’ Deficit

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 38 of this Form 10-K, and are incorporated herein by this reference.

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

May 13, 2016

Josef Mettler

Chief Executive Officer, Chief Financial Officer

Principal Accounting Officer and Director

/s/ Hans Rigendinger

May 13, 2016

Hans Rigendinger

Chief Operating Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Josef Mettler

Director, Chief Executive Officer,

May 13, 2016

Josef Mettler

Chief Financial Officer, and

Principal Accounting Officer

/s/ Hans Rigendinger

Director, Chief Operating Officer

May 13, 2016

Hans Rigendinger

/s/ Howard Glicken

Director

May 13, 2016

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

10.5*

Guaranty Agreement dated July 16, 2012, between SunVesta, Mr. Mettler, Mr. Rigendinger and Dr. Rӧssler.

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

21

Subsidiaries of the Company

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