Form 10-Q
period 2016-03-31
SUNVESTA, INC.
filed 2016-06-15
CIK 1060409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)



☑  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE  SECURITIES  EXCHANGE  ACT  OF

1934 for the quarterly period ended March 31, 2016.

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

Act). Yes ☐ No ☑

Indicate  the  number  of  shares  outstanding  of  each  of  the  issuer’s  classes  of  common  stock,  as  of  the  latest practicable  date.  The  number  of  shares  outstanding  of  the  issuer’s  common  stock,  $0.01  par  value  (the  only class of voting stock), at June 15, 2016, was 95,941,603.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Consolidated Balance Sheets as of March 31, 2016 (unaudited)  and December 31,

4

2015

Unaudited  Consolidated Statements of  Comprehensive Loss (unaudited) for the

5

three months ended March 31, 2016 and March 31, 2015

Unaudited  Consolidated Statements of  Stockholders’ Equity (Deficit) for the three

6

months ended March 31, 2016

Unaudited  Consolidated Statements of Cash Flows (unaudited) for the three months

7

ended March 31, 2016 and March 31, 2015 and cumulative amounts

Notes to Unaudited  Consolidated Financial Statements

8

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of

37

Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

46

Item 4.

Controls and Procedures

47

PART II-OTHER INFORMATION

Item 1.

Legal Proceedings

48

Item 1A.

Risk Factors

48

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

48

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

SUNVESTA, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2016

December 31, 2015

(Unaudited)

Assets

Current assets

Cash and cash equivalents

$

206,678

111,830

Receivable from related parties

17,951

19,945

Other assets

442,062

158,574

Total current assets

666,691

290,349

Non-current assets

Property and equipment - net

62,504,899

61,271,424

Deposits related to construction work

642,397

798,874

Notes receivable

280,242

280,242

Down payment for property and equipment

2,981,439

2,972,083

Restricted cash

1,688,434

1,684,467

Total non-current assets

68,097,411

67,007,090

Total assets

$

68,764,102

67,297,439

Liabilities and stockholders' deficit

Current liabilities

Bank liabilities

-

179,313

Accounts payable

7,855,443

8,048,608

Accrued expenses

11,608,001

7,831,247

Note payable

2,736,293

2,736,912

Notes payable to related parties

777,377

1,130,978

EUR-Bond

8,783,680

8,347,717

Total current liabilities

31,760,794

28,274,775

Non-current liabilities

Convertible CHF-Bond

29,122,971

25,866,148

Liability related to conversion feature

7,370,936

6,976,322

Notes payable to related parties

50,928,320

47,198,362

Other long term debts

27,105

36,140

Pension liabilities

217,202

210,680

Total non-current liabilities

87,666,534

80,287,652

Total liabilities

$

119,427,328

108,562,427

Stockholders' deficit

Preferred stock, $0.01 par value; 50,000,000 shares

authorized, no shares issued and outstanding

Common stock, $0.01 par value; 200,000,000 shares

authorized; 95,941,603 shares issued and outstanding

959,416

959,416

Additional paid-in capital

23,531,273

23,403,438

Accumulated other comprehensive income / (loss)

(166,602)

1,778,961

Accumulated deficit

(74,987,313)

(67,406,803)

Total stockholders' deficit

(50,663,226)

(41,264,988)

Total liabilities and stockholders' deficit

$

68,764,102

67,297,439

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three months ended March 31,

2016

2015

(Unaudited)

(Unaudited)

Revenues

Revenues, net

$

-

-

Cost of revenues

-

-

Gross profit

-

-

Operating expenses

General and administrative expenses

$

(6,072,970)

(1,856,467)

Total operating expenses

(6,072,970)

(1,856,467)

Loss from operations

$

(6,072,970)

(1,856,467)

Other income / - expenses

Interest income

12,123

6,784

Interest expense

(1,372,638)

(1,775,115)

Amortization of debt issuance costs and

commissions

(349,159)

(446,204)

Change in Fair Value of Conversion

408,697

-

Feature

Exchange differences

(169,951)

463,442

Other income / - expenses

(36,612)

(25,641)

Total other income / - expenses

$

(1,507,540)

(1,330,530)

Loss before income taxes

$

(7,580,510)

(3,186,997)

Income Taxes

-

(1,151)

Net loss

$

(7,580,510)

(3,188,148)

Comprehensive income /(loss)

Foreign currency translation

(1,945,563)

(1,050,205)

Comprehensive income / (loss)

$

(9,526,073)

(4,238,353)

Loss per common share

Basic and diluted

$

(0.08)

(0.03)

Weighted average common shares

Basic and diluted

98,506,438

92,607,159

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

1,778,961    $

(67,406,803)    $

-    $

(41,264,988)

Net loss

-

-

-

(7,580,510)

-

(7,580,510)

Translation

-

-

(1,945,563)

-

-

(1,945,563)

adjustments

Stock based

-

127,835

-

-

127,835

compensation expense

March 31, 2016

$

959,416    $

23,531,273    $

(166,602)    $

(74,987,313)    $

-    $

(50,663,226)

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

January 1 to

January 1 to

March 31, 2016

March 31, 2015

Unaudited

Unaudited

Cash flows from operating activities

Net loss

$

(7,580,510)

(3,188,148)

Adjustments to reconcile net loss to net cash

Depreciation and amortization

16,513

16,802

Amortization of debt issuance cost and commissions

349,159

446,204

Unrealized exchange differences

108,344

(551,593)

Stock compensation expense

127,835

243,904

Change in Fair Value of Conversion Feature, net

173,143

-

- Increase / decrease in:

Other current assets

601,426

11,590

Accounts payable

(328,072)

(771,197)

Accrued expenses

5,603,355

1,322,708

Net cash used in operating activities

(928,807)

(2,469,730)

Cash flows from investing activities

Receivables from related parties

1,994

1,994

Purchase of property and equipment

(1,247,923)

(765,999)

Deposits related to construction

(641,818)

3,311

Down payments for property and equipment

-

(101,945)

Restricted cash

20

16

Net cash used in investing activities

(1,887,727)

(862,623)

Cash flows from financing activities

Decrease in bank liabilities

(179,313)

(153,375)

Proceeds from notes payable related parties

2,192,216

1,294,163

Repayment of notes payable related parties

(1,230,691)

-

Proceeds from bond issuance, net of commissions and debt issuance costs

2,156,758

2,404,088

Changes in other debt

(33,838)

(119,601)

Net cash provided by financing activities

2,905,132

3,425,275

Effect of exchange rate changes

6,250

(824)

Net increase / - decrease in cash

(94,848)

(92,098)

Cash and cash equivalents, beginning of period

111,830

14,347

Cash and cash equivalents, end of period

$

206,678

106,445

Additional information

Capitalized interest and debt issuance costs for construction (non-cash)

883,000

765,000

Repayment of Specogna Holding AG loan by Aires

-

707,428

Interest paid

-

160,000

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

December 31, 2015, filed with the Securities and Exchange Commission. These statements do include  all  normal  recurring  adjustments  which  the  Company  believes  necessary  for  a  fair presentation of the statements.  The interim results of operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2016.

Except  as  indicated  in  the  notes  below,  there  have  been  no  other  material  changes  in  the information disclosed in the notes to the financial statements included in the Company’s Form

10-K   for   the   year   ended   December   31,   2015,   filed   with   the   Securities   and   Exchange

Commission.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

2.

SIGNIFICANT ACCOUNTING POLICIES

New accounting standard updates – not adopted yet

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

New accounting standard updates - adopted

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

December  15,  2015,  and  interim  periods  within  those  fiscal  years.  The  application  of  this

ASU resulted in the reclassification of debt issuance cost and the relating amortization.

The  Company  had  unamortized  debt  issuance  costs  of  $2,916,207  and  $2,995,209  as  of

March    31,    2016    and    December    31,    2015    respectively.    The    Company    reclassified

amortizisation   of   debt   issuance   cost   and   commissions   in   the   amount   of   $349,159   and

$446,204 to interest expense for the periods ended March 31, 2016 and 2015, respectively.

This ASU was applied retrospectively for all periods presented.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

3.

GOING CONCERN

The Company is  currently working on  building a  hotel  in the  Papagayo  Gulf  Tourism  Project area of Guanacaste, Costa Rica. The project is expected to open in the fourth quarter  of 2018.

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

The   Guaranty   Agreement   requires   that   within   30   days   of   receiving   a   demand   notice,

requested   funds   are   made   available   by  the   guarantors   to   the   Company.   Based   on   this

guaranty,  management  believes  that  available  funds  are  sufficient  to  finance  cash  flows  for the twelve months subsequent to March 31, 2016 and the filing date, though future anticipated cash outflows for investing activities continue to depend on the availability of financing.

4.

CASH AND CASH EQUIVALENTS

Cash  and  cash  equivalents  are  available  to  the  Company  without  any  restriction  or  limitation on  withdrawal  and/or  use  of  these  funds.  The  Company’s  cash  equivalents  are  placed  with financial  institutions  that  maintain  high  credit  ratings.  The  carrying  amounts  of  these  assets approximate their fair value.

Cash & cash

USD ($)

EURO

CHF

AUD

CRC

Total

Total

equivalents

March 31, 2016

December 31, 2015

original currency

4,537

10,678      183,132

-300

9,445

in $

4,537

12,126      190,227

-230

18

206,678

111,830

USD ($)  =

US Dollar

EURO     =

Euro

CHF

=

Swiss Francs

AUD

=

Australian Dollar

CRC

=

Costa Rican Colón

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

5.

RESTRICTED CASH

As of March 31, 2016, the Company has the following restricted cash positions:

March 31,

December 31,

Restricted Cash

2016

2015

$

$

Credit Suisse in favor of

BVK Personalvorsorge des Cantons Zurich

132,773

128,805

HSBC in favor of

Costa Rican Tourism Board

370,000

370,000

Banco Nacional de Costa Rica in favor of the

Costa Rican Environmental Agency – SETENA

622,311

622,312

Banco National de Costa Rica in favor of the Costa

Rican Tourism Board

563,350

563,350

Gross

1,688,434

1,684,467

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

30,  2015,  with  a  fixed  interest  payment  of  $5,000.  The  advance  is  secured  by  a  non-related

Swiss  individual.  On  December  10,  2015,  the  advance  was  increased  by  $25,000.  Including accrued fixed interest, the overdue amount at March 31, 2016, was approximately $280,000.

Dated  April  27,  2016,  a  related  party,  QuadEquity  Holdings  AG  signed  a  commitment  to purchase against cash this note receivable not later than June 30, 2016.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

7.

PROPERTY & EQUIPMENT

March 31, 2016

December 31, 2015

Land

$

19,700,000

19,700,000

IT Equipment

185,846

185,846

Other equipment and furniture

278,000

278,000

Leasehold improvements

66,617

66,617

Vehicles

139,000

139,000

Construction in-process

42,660,274

41,412,351

Foreign currency adjustments

14,514

-

Gross

63,044,251

61,781,814

Less accumulated depreciation

(526,903)

(510,390)

Foreign currency adjustments

(12,449)

-

Net

$

62,504,899

61,271,424

Depreciation expenses for the period ended

March 31, 2016 and 2015

16,513

16,802

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

The  construction  in  process  through  December  31,  2015  and  March  31,  2016,  is  represented primarily  by  architectural  work  related  to  the  hotel  and  apartments  as  well  as  construction work.

Deposit related to construction work

For  the  quarter  ended  March  31,  2016,  the  Company  made  deposits  with  several  contractors to  initiate  earth  moving  groundwork.  These  deposits  will  be  offset  against  invoices  for  such groundwork  as  completed.  As  of  March  31,  2016  and  December  31,  2015,  the  Company  has

deposits of $642,397 and $798,874 respectively, which have not yet been set off.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

8.

DOWN PAYMENTS FOR PROPERTY & EQUIPMENT

March 31, 2016

December 31, 2015

La Punta (neighboring piece of land)

$

2,669,816

2,669,816

Hotels Engadina

311,624

302,267

Gross

$

2,981,439

2,972,083

Total (net)

$

2,981,439

2,972,083

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

Punta  (the  concession  properties  in  Polo  Papagayo)  and  five  percent  in  equity  of  Paradisus

Papagayo   Bay   Resort   &   Luxury   Villas   (currently   under   development).   Both   of   these

properties are located in Costa Rica. The payment schedule was as follows:

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

March 31, 2016

8.

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

$8,130,184 in total to Original Seller

The  Company had  paid  down  payments  on  the  purchase  of  these  properties  of  $2,669,816  as of  March  31,  2015,  of  which  $300,000  was  paid  in  refundable  payments  during  the  period

ended  December   31,   2015   as   part   of   the   new,   revised   agreement   noted  above   totaling

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

Down payment for Purchase Four Hotels in the Canton of Graubünden, Switzerland

On  September  19,  2015,  the  Company  signed  an  option  agreement  to  acquire  four  existing hotels  in  the  Canton  of  Graubünden,  Switzerland  with  an  urelated  third  party.  The  properties optioned  comprise  an  aggregate  of  141  rooms.  The  consideration  for  the  option  is  CHF

300,000, which amount was paid on October 25, 2015.

Dated  May 10,  2016,  the  Company,  QuadEquity Holdings  AG  and  the  potential  Seller  of  the four  hotels  concluded  an  agreement,  whereby  QuadEquity  Holdings  AG  assumed  all  of  the

Company’s  rights  and  obligations  from  the  original  contract.  In  return,  QuadEquity Holdings

AG  will  pay  the  Company  the  amount  of  USD  $302,000  (CHF  300,000)  before  May  30,

2016. This payment was received by the Company on June 1, 2016.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

As  of  March  31,  2016  and  December  31,  2015,  respectively,  there  are  no  financial  assets  or liabilities measured on a recurring basis at fair value with the exception of the liability related to the conversion feature.

In addition to the methods and assumptions to record the fair value of financial instruments as discussed  above,  the  Company  used  the  following  methods  and  assumptions  to  estimate  the fair value of our financial instruments:

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

9.

FAIR VALUE MEASUREMENT - Continued

The fair value of our financial instruments is presented in the table below:

March 31, 2016

December 31, 2015

Carrying

Fair Value      Carrying

Fair Value

Fair Value

Amount

Amount

Reference

$

$

$

$

Levels

Cash and cash equivalents

206,678

206,678

111,830

111,830

1

Note 4

Restricted cash

1,688,434

1,688,434

1,684,467

1,684,467

1

Note 5

Receivables from related

parties – other (current)

17,951

17,951

19,945

19,945

3

Note 10

Accounts Payable

7,855,443

7,855,443

8,048,608

8,048,608

1

-

Bank liabilities

-

-

179,313

179,313

1

Note11

Note payable

2,736,293

2,736,293

2,736,912

2,736,912

1

Note 17

Notes payable to related

parties – Rigendinger

2,033

2,033

1,973

1,973

3

Note 10

(current)

Notes payable to related

parties – other (current)

775,344

775,344

1,129,005

1,129,005

3

Note 10

Notes receivable

280,242

280,242

280,242

280,242

EUR-bonds

8,783,680

8,783,680

8,488,631

8,488,631

3

Note 12

Convertible CHF-bonds

29,122,971

29,122,971

28,720,443

28,720,443

Note 12

Notes payable to related

parties – Aires (non-

50,928,320

50,928,320     47,198,362

47,198,362

3

Note 10

current)

Liability related to

conversion feature

7,370,936

7,370,936

6,976,322

6,976,322

3

Note 12

The Company's financial liabilities measured at fair value on a recurring basis consisted of the liability relates to conversion feature as of the following date:

Balance at December 31, 2015

$6,976,322

Q1 Additions

$581,840

Change in Fair Value of Conversion Feature

($408,697)

FX Revaluation

$221,471

Balance at March 31, 2016

$7,370,936

The  Company used  a  Black-Scholes  model  to  value  the  liability related  to  conversion  feature as of March 31, 2016 and December 31, 2015.

The assumptions as of December 31, 2015 are as follows:

Stock Price: CHF 5.08

Annualized Risk Free Rate: 0.72%

Exercise Price: CHF 8

Annualized Volatility:    80%

Time to Maturity: 2.75 years

The assumptions as of March 31, 2016 are as follows:

Stock Price: CHF 5.08

Annualized Risk Free Rate: 0.87%

Exercise Price: CHF 8

Annualized Volatility:    80%

Time to Maturity: 2.5 years

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

10.

RELATED PARTY TRANSACTIONS

The advances from (to) related parties are composed as follows:

Receivables

Payables

March 31,

December 31,

March 31,

December 31,

2016

2015

2016

2015

1

Hans Rigendinger

-

-

2,033

1,973

2

Aires International

-

-

50,928,320

47,198,362

3

Akyinyi Interior and

Exterior Decoration

-

-

290,000

290,000

4

Global Care AG

-

-

252,124

240,210

5

Geoffrey Long

17,951

19,945

-

-

6

Sportiva participations ag

-

-

233,220

528,660

7

Josef Mettler

-

-

-

70,135

8

QuadEquity Holdings

-

-

-

-

9

4f capital ag

-

-

-

-

Total excluding interest

17,951

19,945

51,705,697

48,329,340

Accrued interest

-

-

4,489,666

6,370,579

Total

17,951

19,945

56,195,363

54,699,919

of which non-current

-

-

50,928,320

47,198,362

Related party

Capacity

Interest    Repayment

Rate

Terms

Security

1     Hans Rigendinger     Shareholder, COO and Company board member

3%

none

none

2     Aires International

*** see hereinafter ***

Akyinyi Interior

3     and Exterior

Company owned by the wife of Josef Mettler

none

none

none

Decoration

4     Global Care AG

Company owned by Dr. Max Rössler

none

none

none

5     Geoffrey Long

Head of Accounting “The Americas”

none

none

none

6     Sportiva

participations ag

Company owned by Josef Mettler

3%

none

none

7     Josef Mettler

Shareholder, CEO, CFO and Company board member

3%

none

none

8     QuadEquity

Holdings

Company owned by Josef Mettler (see above)

none

none

none

9     4f capital ag

Company owned by Josef Mettler (see above)

none

none

none

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

10.

RELATED PARTY TRANSACTIONS - Continued

Loan agreement Aires International Investment Inc.

As of March 31, 2016 the Company owes Aires International Inc. the following:

Borrower

Debt instrument

Amount in CHF

Amount in

Annual

Repayment date

denominated in

USD

interest

*

CHF

rate

SunVesta Inc.

Promissory note

10,044,370

10,433,541

7.25%

Dec 31, 2017

SunVesta Inc.

Promissory note

10,000,000

10,387,452

7.25%

Dec 31, 2017

SunVesta Inc.

Promissory note

10,000,000

10,387,452

7.25%

Dec 31, 2017

SunVesta Inc.

Promissory note

3,415,340

2,575,289

7.25%

Dec 31, 2017

SunVesta Holding

Loan agreement

16,505,093

17,144,586

7.25%

Dec 31, 2017

Total

50,928,320

*

The notes may be repaid in whole or in part.

Loans Dr. Max Rӧssler

In  2012,  Dr.  Max  Rössler,  a  related  party,  provided  loans  totaling  $0.8  million  that  were initially  repayable  in  December  2012,  but  were  extended  through  December  2015.  These loans  were  to  be  repaid  in  cash  or  with  the  delivery  of  certain  shares  of  equity  in  two  public companies. The Company had the right of settlement and carried the loans at their fair values,

which  was  the  amount  of  cash  paid  in  without  considerations  for  the  change  in  value  of  the underlying  securities.  In  December  2015,  Dr.  Rössler  and  the  Company  settled  these  loans

through   a   transfer   to   a   separate   debtor   -   Aires   -   of   $1,551,669   (CHF   1,535,900).   The

Company   assessed   this   debt   modification   to   be   an   extinguishment   under   the   guidance

prescribed  in  ASC  470-50  and  correspondingly  recognized  a  Loss  on  Extinguishment  in  its statements of comprehensive loss for $748,466 for the year ended December 31, 2015.

Loan Global Care AG

During  2014,  Global  Care  AG  loaned  the  Company $190,270  (CHF  185,000),  which  amount was  repayable  on  October  31,  2014.  The  loan  includes  a  fixed  interest  payment  of  $20,570

(CHF  20,000).  As  of  the  date  of  this  report,  both  amounts  are  overdue.  According  to  the agreement, there are no penalties for late payment.

Payable to Josef Mettler

As of March 31, 2016, the payable to Mr. Mettler in the amount of $70,135 has been repaid.

Current account sportiva participations ag

During the three-month period ended March 31,  2016, the Company borrowed approximately

$0.9  million  and  repaid  $1.1  million  resulting in  a  payable  as  of  March  31,  2016  of  $233,000

(CHF 224,309). The current account Sportiva participations ag carries an interest rate of 3%.

10: RELATED PARTY TRANSACTIONS - Continued

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

Commissions paid or payable to related parties

During   the   periods   ended   March   31,   2016,   and   March   31,   2015,   the   Company   paid

commissions  to  4f  Capital  AG  in  the  amount  of  $0  and  $29,181,  respectively,  for  services related  to  financing  the  Company.  These  costs  are  capitalized  as  debt  issuance  costs  and presented  net  with the  corresponding debt  obligation.  4f  Capital  AG  is  a  company owned  and

directed   by   Mr.   Mettler   (Board   Member   and   CEO   of   the   Company)   that   receives   a

commission  of  1.5%  for  new  funds  that  the  Company  receives  based  on  consulting  services rendered by 4f Capital AG.

Hans Rigendinger

In 2013, the Company borrowed $600,000 at 3% interest from Hans Rigendinger. The amount due to Mr. Rigendinger for this loan at March 31, 2016 was $2,033.

Mr.   Rigendinger   also   held   bonds   denominated   in   Euros   and   Swiss   Francs   valued   at

approximately $467,000 as of March 31, 2016 and $492,000 as of December 31, 2015.

Service fees paid or payable to Akyinyi Interior and Exterior Decoration

During the periods ended March 31, 2016, and March 31, 2015, the Company paid or accrued fees  to Akyinyi  Interior  and  Exterior  Decoration,  which  is  a  company owned  by  the  wife  of  a member  of  the  Board  of  Directors,  related  to  interior  design  of  the  Papagayo  Gulf  Tourism project  in  the  amount  of  $0  and  $30,000  respectively.  These  costs  have  been  capitalized  to property and equipment.

Consulting Fees paid or payable to Cambridge Limited Corp.

During  the  three  months’  periods  ended  March  31,  2016,  and  March  31,  2015,  the  Company

paid fees to Cambridge  Limited Corporation,  which is  a company owned  by the  the  father-in-

law  of  a  member  of  the  Board  of  Directors.  These  fees  related  to  accounting  and  consulting services rendered in Costa Rica for the Company in the amount of approximately $44,300 and

$43,500, respectively.

11.

BANK LIABLITIES

There  is  no  bank  liability  at  March  31,  2016.  The  bank  liability  at  December  31,  2015,

represented a temporary, secured overdraft facility, bearing an interest rate of 8.9%.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

12.

BONDS

Description

EUR (€) bond new I

CHF bond II (parallel)

Issuer:

SunVesta Holding AG

SunVesta Holding AG

Type of securities:

Bond in accordance with Swiss law

Bond in accordance with Swiss law

Approval by SunVesta AG BOD:

October 31, 2013

May 19, 2014

Volume:

Up to EUR15,000,000

CHF 15,000,000

Units:

EUR10,000

CHF 10,000

Offering period:

11/07/2013 – 03/31/2014

05/01/2014 – 06/30/2014

Due date:

December 2, 2016

August 31, 2015

Issuance price:

100%

100%

Issuance day:

December 2, 2013

September 01, 2013 (retroactive)

Interest rate:

7.25% p.a.

7.25 % p.a.

Interest due dates:

December 2, 2013

August 31

Applicable law:

Swiss

Swiss

Description

EUR (€) bond new II (parallel)

Issuer:

SunVesta Holding AG

Type of securities:

Bond in accordance with Swiss law

Approval by SunVesta AG BOD:

May 19, 2014

Volume:

Up to EUR 15,000,000

Units:

EUR 10,000

Offering period:

05/01/14 – 06/30/14

Due date:

December 02, 2016

Issuance price:

100%

Issuance day:

December 02, 2013 (retroactive)

Interest rate:

7.25 % p.a.

Interest due dates:

December 02

Applicable law:

Swiss

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

12.

BONDS - Continued

On  September  30,  2015,  the  Company  approved  the  issuance  of  two  new  CHF-bonds.  The major terms and conditions are the following:

Description

Convertible CHF Bond I

Convertible CHF Bond II

Issuer:

SunVesta Holding AG

SunVesta Holding AG

Type of securities:

Senior convertible bonds,

Senior convertible bonds,

convertible into shares of the issuer, in     convertible into shares of the issuer, in

accordance with Swiss law

accordance with Swiss law

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

$3,100,000 have  been  capitalized and  amortized  over  the  life  of  the  bonds  under  the  effective interest  rate  method.  Finally,  the  change  of  the  fair  value  of  the liability related  to  conversion feature was expensed in the period.

The nominal amounts have changed as follows:

CHF Bond

CHF Bond

CHF BOND I

2016

2015

$

$

Balances January 1

-

10,999,192

Cash inflows

-

-

Cash outflows

-

(5,913,796)

Foreign currency adjustments

-

159,884

Reclassifications to CHF Bond II

-

-

Reclassifications to Convertible CHF Bond I

-

(2,005,548)

Reclassifications to Convertible CHF Bond II

-

(3,239,732)

Sub-total

-

-

Discounts (commissions paid to bondholders)

-

(670,764)

Accumulated amortization of discounts

-

670,764

Unamortized discounts

-

-

Balances March 31 and December 31(Carrying value)

-

-

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

12.

BONDS - Continued

From the CHF Bond I issue in this rollforward, $2,005,548 was reclassified to the Convertible

CHF  Bond  I  in  the  fourth  quarter  of  2015.  Additionally,  $3,239,732  was  reclassified  to  the

Company's CHF Convertible Bond II.

EUR-Bond

EUR-Bond

(new)

(new)

2016

2015

$

$

Balances January 1

6,871,630

7,355,572

Cash inflows

-

281,754

Cash outflows

-

-

Foreign currency adjustments

282,374

(765,696)

Sub-total

7,154,004

6,871,630

Discounts (commissions paid to bondholders) and debt

(588,613)

(588,613)

issuance costs

Accumulated Amortization of discounts and debt

486,828

431,894

issuance costs

Foreign currency adjustments

856

234

Total Accumulated Unamortized discounts and debt

(100,929)

(156,485)

issuance costs

Balances March 31 and December 31 (Carrying value)

7,053,075

6,715,145

As per date of this report the Company has realized a cumulative amount of EUR 6.89 million

($7.82 million) related to the EURO Bond I.

CHF Bond

CHF Bond II

CHF BOND II

II

2016

2015

$

$

Balances January 1

-

15,304,228

Cash inflows

-

10,819,209

Cash outflows

-

(3,923,675)

Foreign currency adjustments

-

(51,779)

Reclassifications from CHF Bond I

-

-

Reclassifications to Convertible CHF Bond I

-

(185,127)

Reclassifications to Convertible CHF Bond II

-

(21,962,856)

Sub-total

-

-

Discounts (commissions paid to bondholders)

-

(1,578,825)

Accumulated amortization of discounts

-

1,578,825

Unamortized discounts

-

-

Balances March 31 and December 31(Carrying value)

-

-

From  the  CHF Bond  II  issue  in  this  rollforward,  $185,127  was  reclassified  to  the Convertible

CHF  Bond  I  in  Q4  2015.  Additionally,  $21,962,856  was  reclassified  to  the  Company's  CHF

Convertible Bond II.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

12.

BONDS - Continued

EUR-Bond

EUR-Bond

EURO BOND NEW II

new II

new II

2016

2015

$

$

Balances January 1

1,658,300

1,761,258

Cash inflows

-

-

Cash outflows

-

-

Foreign currency adjustments

97,060

(102,958)

Sub-total

1,755,360

1,658,300

Discounts (commissions paid to bondholders) and debt

(174,660)

(174,660)

issuance costs

Accumulated Amortization of discounts and debt

162,351

148,932

issuance costs

Foreign currency adjustments

(12,446)

-

Total Accumulated Unamortized discounts and debt

(24,755)

(25,728)

issuance costs

Balances March 31 and December 31(Carrying value)

1,730,605

1,632,572

As per date of this report the Company has realized a cumulative amount of EUR 1.65 million

($1.87 million) related to the EURO Bond new II.

Convertible

Convertible

CHF Bond I

CHF Bond I

Convertible CHF BOND I

2016

2015

$

$

Balances January 1

2,250,048

-

Cash inflows

976,445

100,990

Cash outflows

-

-

Foreign currency adjustments

80,564

(41,617)

Reclassifications to Bonds

(634,186)

2,190,675

Sub-total

2,672,871

2,250,048

Discounts (commissions paid to bondholders) and debt

(136,722)

(136,219)

issuance costs

Accumulated Amortization of discounts and debt

57,896

57,896

issuance costs

Foreign currency adjustments

(2,441)

-

Total Accumulated Unamortized discounts and debt

(81,267)

(78,323)

issuance costs

Balances March 31 and December 31(Carrying value)

2,591,604

2,171,725

In  the  fourth  quarter  of  2015,  the  Company  issued  this  Convertible  CHF  Bond  I  with  funds received  from  new  bondholders  totaling  $100,990.  Additionally,  $2,005,548  was  reclassified from  CHF  Bond  I  and  $185,127  was  reclassified  from  CHF  Bond  II.  In  the  first  quarter  of

2016, the Company reclassified $634,186 to Convertible CHF Bond II.

As per date of this report, the Company has realized a cumulative amount of CHF 2.57 million ($2.67 million) related to the Convertible Bond I.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

12.

BONDS - Continued

Convertible

Convertible

CHF Bond

CHF Bond II

Convertible CHF BOND II

II

2016

2015

$

$

Balances January 1

26,470,395

-

Cash inflows

1,569,155

1,747,122

Cash outflows

-

-

Foreign currency adjustments

869,579

(479,315)

Reclassifications from Bonds

634,186

25,202,588

Sub-total

29,543,315

26,470,395

Discounts (commissions paid to bondholders) and debt

(3,365,404)

(2,977,065)

issuance costs

Accumulated Amortization of discounts and debt

481,862

201,329

issuance costs

Foreign currency adjustments

(128,406)

(236)

Total Accumulated Unamortized discounts and debt

(3,011,948)

(2,775,972)

issuance costs

Balances March 31 and December 31(Carrying value)

26,531,367

23,694,423

In  fourth  quarter  of  2015,  the  Company  issued  this  Convertible  CHF  Bond  II  with  funds

received    from    new    bondholders    totaling    $1,747,122.    Additionally,    $3,239,732    was

reclassified  from  CHF  Bond  I  and  $21,962,856  was  reclassified  from  CHF  Bond  II.  In  the first quarter of 2016, the Company reclassified $634,186 from Convertible CHF Bond I.

As  per  date  of  this  report  the  Company  has  realized  a  cumulative  amount  of  CHF  28.44 million ($29.54 million) related to the Convertible Bond II.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

Actuarial valuation

Net periodic pension cost has been included in the Company’s results as follows:

Three months

Three months

Pension expense

ended

ended

March 31, 2016

March 31, 2015

$

$

Current service cost

15,607

14,648

Net actuarial (gain) loss recognized

649

-

Interest cost

961

1,348

Expected return on assets

(1,948)

(1,659)

Employee contributions

(5,973)

(5,963)

Net periodic pension cost

9,297

8,374

During  the  three  months’  periods  ended  March  31,  2016  and  March  31,  2015  the  Company made  cash  contributions  of  $5,973  and  $5,914,  respectively,  to  its  defined  benefit  pension plan.

All  of  the  assets  are  held  under  the  collective  contract  by  the  plan’s  re-insurer  Company  and are  invested  in  a  mix  of  Swiss  and  international  bond  and  equity  securities  within  the  limits prescribed by the Swiss Pension Law.

The   expected   future   cash   flows   to   be   paid   by   the   Company   in   respect   of   employer

contributions to the pension plan for the year ended December 31, 2016 are $17,919.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

14.

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

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

14.

STOCK COMPENSATION - Continued

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

Stock-based compensation

Three months

Three months

(shares)

ended March 31, 2016

ended March 31, 2015

Shares granted

46,800,000 shares

46,400,000 shares

Fair Value respectively

market price on grant date

$0.0744

$0.0744

Total maximal expenses

(2013-2020)

$3,450,000

$3,450,000

Shares vested

26,800,000 shares

20,900,000 shares

Unvested shares

20,000,000 shares

25,900,000 shares

As of December 31, 2016, the Company expects to record compensation expense in the future up to $1,242,500 as follows:

Year ending December 31,

Stock-based

Through

compensation

December 31,

(shares)

2016

2017

2018

2019

2020

$

$

$

$

$

Unrecognized

compensation

307,500

410,000

210,000

210,000

105,000

expense

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

For   installment   B,   it   is   required   that   Meliá   Hotels   International   (“Melía”)   assumes

management responsibilities for Paradisus Papagayo Bay Resort & Luxury Villas. As of grant

date,   the   fair   value   was   $340,000   and   the   Company   estimated   that   Meliá   assumes

responsibility  as  of  July  1,  2015.  As  of  March  6,  2014  the  Company  still  assesses  the probability that  this performance condition will  be met  at  100%,  but  the date the performance condition  will  be  achieved was  postponed  to the  fourth  quarter  2015,  as the opening date  was postponed.  As  of  the  date  of  this  report,  the  estimated  opening  date  was  postponed  to  the

fourth   quarter   2018.   The   Company   still   assessed   the   probability   that   this   performance

condition will be met  at  100%. Hence, the remaining fair value of the award will be expensed on a straight-line basis over the recalculated expected remaining vesting period.

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

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

14.

STOCK COMPENSATION - Continued

Stock Options – Dr. Max Rӧssler - continued

For   installment   B   (5,000,000   options),   it   is   required   that   Meliá   assumes   management

responsibilities  for  Paradisus  Papagayo  Bay Resort  & Luxury Villas.  As  of  grant  date the fair value was $258,210 and the Company estimated that Meliá would assume responsibility as of

July   1,   2015.   As   of   March   6,   2014   the   Company   assessed   the   probability   that   this

performance  condition  will  be  met  at  100%,  but  the  date  the  performance  condition  will  be achieved  was  postponed to the  fourth quarter  2015,  as the  opening date was  postponed.  As of the  date  of  this  report,  the  estimated  opening  date  was  postponed  to  the  fourth  quarter  2018.

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

1, 2015. As of March 6, 2014 the Company still assesses the probability that this performance condition  will  be  met  at  100%,  but  the  date  the  performance  condition  will  be  achieved  was postponed  to  the  fourth  quarter  2015,  as  the  opening  date  was  postponed.  As  of  the  date  of

this   report,   the   estimated  opening  date   was   postponed   to   the   fourth   quarter   2018.   The

Company  still  assessed  the  probability  that  this  performance  condition  will  be  met  at  100%.

Hence, the remaining fair value of the award will be expensed on a straight-line basis over the recalculated expected remaining vesting-period.

Stock Options – Summary

A summary of stock options outstanding as per March 31, 2016 is as follows:

Options outstanding

Number of

Weighted average

Weighted average

Options

exercise price

remaining

contractual life

Outstanding January 1, 2016

32,000,000

$ 0.05

7.42 years

Granted

-

Exercised

-

Forfeited or expired

-

Outstanding March 31, 2016

32,000,000

$ 0.05

7.17 years

Exercisable March 31, 2016

-

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

14.

STOCK COMPENSATION - Continued

Stock Options – Summary - Continued

The  following  table  depicts  the  Company’s  non-vested  options  as  of  March  31,  2016  and changes during the period:

Non-vested options

Shares under Options

Weighted average grant date

fair value

Non-vested at December 31, 2015

32,000,000

$ 0.053

Non-vested-granted

-

-

Vested

-

-

Non-vested, forfeited or cancelled

-

-

Non-vested at March 31, 2016

32,000,000

$ 0.053

Under  the  provisions  of  ASC  718  Compensation  –  Stock  Compensation,  the  Company  is

required  to  measure  and  recognize  compensation  expense  related  to  any  outstanding  and

unvested   stock   options   previously  granted,   and   thereafter   recognize,   in   its   consolidated

financial  statements,  compensation  expense  related  to  any  new  stock  options  granted  after implementation  using  a  calculated  fair  value  based  option-pricing  model.  The  Company uses the  Black-Scholes  option-pricing  model  to  calculate  the  fair  value  of  all  of  its  stock  options and  its  assumptions  are  based  on  historical  and  available  market  information.  No  stock options were granted for the periods ended March 31, 2016 and March 31, 2015.

Assumption

March 31, 2016

March 31, 2015

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

As  of  March  31,  2016,  the  Company  had  unrecognized  compensation  expenses  related  to stock  options  currently  outstanding,  to  be  recognized  in  future  quarters  respectively  years  as follows:

Through to

Year ending

Year ending

Stock-based compensation (options)

December 31,

December 31,

December 31,

2016

2017

2018

$

$

$

Unrecognized compensation expense

46,005

61,340

46,005

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

15.

SUMMARY OF SHARE AND OPTION COMPENSATION EXPENSE

The  Company  recorded  the  following  amounts  related  to  stock  based  compensation  expense during the periods ended March 31, 2016 respectively March 31, 2015:

Three

Three

Summary of share and option

months

months

based compensation expense

March 31,

March 31,

2016

2015

$

$

Share grants

112,500

210,166

Option grants

15,335

33,738

Total

(recorded under general &

127,835

243,904

administrative expense)

16.

FUTURE LEASE COMMITTMENTS

On  December  1,  2012,  the  Company  entered  into  a  lease  agreement  for  the  premises  for  its

Swiss  office  with  an  unrelated  entity.  The  annual  rental  expense  amounts  to  approximately

$130,000 on a fixed term expiring on December 31, 2017.

December

December

Future lease commitments

31, 2016

31,2015

$

$

2016

97,500

130,000

2017

130,000

130,000

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

17.

NOTE PAYABLE

March 31, 2016

December 31, 2015

$

$

Promissory note

2,000,000

2,000,000

Specogna Holding AG

624,494

605,743

R. Weimar (private investor)

111,799

131,169

Total

2,736,293

2,736,912

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

On  April  21,  2016,  the  Company  signed  a  new  agreement,  which  stipulated  new  payment terms.  The  total  amount  of  $2,000,000  is  now  repayable  in  four  quarterly  instalments  of

$500,000 each, starting on 21 August, 2016.

Loans Specogna Holding AG

On December 31, 2015, the Company entered into a short term loan agreement for approximately $607,000 with Specogna repayable on February 29, 2016, with an interest payment of 8 % per annum. The loan is secured personally and jointly by Dr. Rössler, Mr.

Mettler and Mr. Rigendinger.

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

$24,685 during first quarter 2016 and an additional $33,083 as of the filing date of this report,

whereas  the  entire  loan  amount  should  have  been  repaid.  The  agreement  does  not  stipulate any repercussions for late payments.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

Dated April 27, 2016, a seventh addendum has been signed between the Company and Meliá

with the following major conditions:

a.

New completion date: September 15, 2018 (subject to force majeure)

b.

Should the completion not occur by September 15, 2018, and should the parties not have agreed in writing an extension to such date, after September 15, 2018, the Company shall pay Meliá a daily amount of USD $2,000 as liquidated damages.

c.

Should the completion not occur by November 15, 2018, the Meliá will be entitled to terminate the agreement unless the parties agree in writing to extend such date. The Company shall be obliged to pay Meliá an amount of USD $5,000,000 as liquidated damages solely to compensate Meliá.

As  the  seventh  addendum  was  not  in  place  at  March  31,  2016,  the  provisions  of  the  sixth addendum  had  to  be  taken  into  consideration.  Consequently,  an  accrual  in  the  amount  of  $5 million  was  charged  against  general  and  administrative  expenses.  In  light  of  the  signed seventh addendum, this accrual will be reversed in the second quarter of 2016.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

Three-month

Three-month

Earnings per share

period ended

period ended

March 31, 2016     March 31, 2015

Company posted

Net loss

Net loss

Basic weighted average shares

outstanding

98,506,438

92,607,159

Dilutive effect of common stock

equivalents

None

None

Dilutive weighted average shares

outstanding

98,506,438

92,607,159

A  total  of  2,900,000  common  shares  vested  were  not  issued  as  per  balance  sheet  date  and included in the basic weighted average shares outstanding.

The  following  table  shows  the  number  of  stock  equivalents  that  were  excluded  from  the computation  of  diluted  earnings  per  share  for  the  respective  period  because  the  effect  would have been anti-dilutive.

Three-month

Three-month

Earnings per share

period ended

period ended

March 31, 2016     March 31, 2015

Options to Hans Rigendinger

10,000,000

10,000,000

Options to Dr. M. Rössler

10,000,000

10,000,000

Options to Josef Mettler

12,000,000

12,000,000

Total Options

32,000,000

32,000,000

Shares to Hans Rigendinger

5,000,000

7,500,000

(retention bonus – non vested)

Shares to Josef Mettler (retention

15,000,000

18,000,000

award)

Shares to Howard Glicken and

400,000

400,000

José Maria Figueres (retention

award)

Shares associated with

3,877,625

-

Convertible CHF Bonds

Total Shares

24,277,625

25,900,000

Total Options and Shares

56,277,625

57,900,000

Options related to Convertible CHF bonds: Each bond in the principal amount of CHF 5,000 can be converted on any business day during the conversion period into 625 common shares of SunVesta

Holding AG at a conversion price equal to CHF 8.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

20.

GENERAL AND ADMINISTRATIVE EXPENSES

General  and  administrative  expenses  according consolidated  statement  of  comprehensive loss include:

Three-month

period ended

Three-month

General and administrative expenses

March 31,

period ended

2016

March 31, 2015

$

$

Rental & related expenses

(54,616)

(51,682)

Audit

12,777

(49,809)

Consulting

(211,319)

(275,338)

Marketing, Investor & public relations

(28,777)

(14,641)

Travel expenses

(103,746)

(174,932)

Personnel costs including social security’s

costs and share based remuneration

(463,701)

(1,201,168)

Expense for penalty on management

agreement

(5,000,000)

-

Various other operating expenditures

(223,588)

(88,897)

Total according statements of

comprehensive loss

(6,072,970)

(1,856,467)

21.

SUBSEQUENT EVENTS

Management   has   evaluated   subsequent   events   after   the   balance   sheet   date,   through   the

issuance of the financial  statements,  for  appropriate accounting and disclosure. The Company has  determined  that  there  were  no  such  events  that  warrant  disclosure  or  recognition  in  the financial statements, except for the below:

On  May  9,  2016,  the  Company signed  an  agreement  with  “Median  Trust  SA”,  by  which  this service  provider  is  mandated  to  set-up  a  special  purpose  vehicle  (“SPV”),  as  so  called

“Compartment”  in  accordance  with  Luxembourg  law.  The  objective  of  the  SPV  is  to  obtain an  investment  grade  rating  and  to  make  a  bond  offering  of  not  less  than  $100  million.  The

SPVwill  be  the  issuer,  however,  the  responsibility  to  place  the  bonds  remains  with  the

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

Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes hereto included in this report. All information presented herein is based on our three month periods ended March 31, 2016 and March 31, 2015. Our fiscal year end is December 31.

Discussion and Analysis

Business Overview

We are in the process of developing high-end luxury hotels and resorts worldwide. Our initial focus is concentrated on offering luxury hotel products located in attractive, top-class coastal vacation destinations in countries that are fast emerging as popular tourist destinations. Each prospective development takes into consideration country specific conditions and general considerations that include the stability of local political conditions, geologically useful cultivability, and the types of destinations that attract a five-star clientele. Once identified as eligible, prospective developments are compared against a validation checklist and then, if warranted, subjected to a substantial due diligence process. Since location is the key to the success of any tourist based luxury real estate project, each development will be carefully considered during the eligibility process.

Initial Development

Our initial real estate development on 20.5 hectares of prime land located in Guanacaste Province,

Costa Rica, is the Paradisus Papagayo Bay Resort & Luxury Villas project includes two concepts; i.e.

the Vista Mar (Family Concierge) and the Vista Bahia (Royal Service), a five-star luxury hotel. All permitting for the project is in place, including permission to incorporate the beachfront adjacent to the two concessions into the development and all significant site work completed. Vertical construction is expected to commence in the first quarter of 2017, while the opening of.the Paradisus

Papagayo Bay Resort & Luxury Villas is scheduled for the fourth quarter 2018, subject to the procurement of the requisite financing.

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

TPA and interior designers are led by Laboratiro Quattro.

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

Since the completion date for the Paradisus Papagayo Bay Resort & Luxury Villas development is now anticipated for the fourth quarter of 2018, the Company reached an an agreement dated April 28,

2016, to further amend the management agreement with Meliá dated March 8, 2011. The amended agreement presently stipulates that if the Papagayo Bay Resort & Luxury Villa’s is not completed by

November 15, 2018, and if an extension date is not agreed, then Meliá could terminate the management agreement and cause the Company to pay a penalty of $5 million. As the seventh addendum was not in place at March 31, 2016, the provisions of the sixth addendum had to be taken into consideration. Consequently, an accrual in the amount of $5 million was charged against operating expenses. In light of the seventh addendum to the management agreement, this accrual will be reversed in the second quarter of 2016.

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

The Company had paid down-payments on the purchase of these properties of $2,669,816 as of March

31, 2016, and is in discussions with Meridian regarding an amendment to the agreement. Should the

Company not be successful in obtaining an amendment to the agreement, it would have to write-off

$300,000 of that purchase price already paid in addition to a 5% penalty.

Swiss Hospitality Project

On September 19, 2015, the Company signed an option agreement to acquire four existing hotels in the Canton of Graubünden, Switzerland with an urelated third party. The properties optioned comprise an aggregate of 141 rooms. The consideration for the option is CHF 300,000, which amount was paid on October 25, 2015.

Dated May 10, 2016, the Company, QuadEquity Holdings AG and the potential Seller of the four hotels concluded an agreement, whereby QuadEquity Holdings AG assumed all of the Company’s rights and obligations from the original contract. In return, QuadEquity Holdings AG will pay the

Company the amount of USD $302,000 (CHF 300,000) before May 30, 2016. This payment was received on June 1, 2016.

Finance

The anticipated completion of the Paradisus Papagayo Bay Resort & Luxury Villas in the fourth quarter of 2018 will require a net investment of approximately $212 million (including non-

recuperated overhead expenses), of which approximately $60 million has been expended as of March

31, 2016. We expect to realize a minimum of $140 million in new funding over the next twelve months. New funding over the next twelve months is expected to be raised from debt financing through bonds, shareholder loans and, if necessary, the guaranty agreement borne by certain principal shareholders and participants in management. Detailed below is a brief description of material debt obligations as of period end.

Bonds

The Company has four bond issues outstanding, denominated in EUR (€) or Swiss Francs (CHF).

EUR (€) Bonds

The Company initiated an unsecured EUR bonds offering on December 2, 2013, of up to €15,000,000 in units of €10,000 that bear interest at 7.25% per annum payable each December 1 over a three-year term that matures on December 2, 2016. We had realized $6,715,145as of the year ended December

31, 2015, and $7,053,075 as of March 31, 2016 (variance due to valuation), for a cumulative amount of $7.82 million as of the date of this report.

The Company initiated a parallel offering of unsecured EUR bonds on December 2, 2013, of up to

€15,000,000 in units of €10,000 that bear interest at 7.25% per annum payable each December 2 over a three-year term that matures on December 2, 2016. We had realized $1,632,572 as of the year ended

December 31, 2015 and $1,730,605 as of March 31, 2016 (variance due to valuation), for a cumulative amount of $1.87 million as of the date of this report.

Swiss Francs (CHF) Bonds

The Company initiated a new offering of senior unsecured CHF bonds on October 1, 2015, of up to

CHF 45,000,000 units of CHF 5,000 that bear interest at 6.00% per annum payable each September

30, over a three-year term that matures on September 30, 2018 which are convertible into shares of

SunVesta Holding AG at CHF 8.00. We had realized $2,171,725 as of the year ended December 31,

2015 and $2,591,604 as of March 31, 2016, for a cumulative amount of $2.67 million as of the date of this report.

The Company initiated a new parallel offering of senior unsecured CHF bonds on October 1, 2015, of up to CHF 15,000,000 units of CHF 5,000 that bear interest at 6.00% per annum payable each

September 30, over a three-year term that matures on September 30, 2018 which are convertible into shares of SunVesta Holding AG at CHF 8.00. We had realized $23,694,423 as of the year ended

December 31, 2015 and $26,531,367 as of March 31, 2016, for a cumulative amount of $29.54 million as of the date of this report.

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

The Company had borrowed $50,928,320 from Aires as of March 31, 2016 and $47,198,362 as of

December 31, 2015.

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

The Company owed Global Care $252,124 as of March 31, 2016, and $240,210 as of December 31,

2015.

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

On April 21, 2016, the Company signed a new agreement, which stipulated new payment terms. The total amount of $2,000,000 is now repayable in four quarterly instalments of $500,000 each, starting on August 21, 2016.

Timeline

Our expected timeline for developing the Paradisus Papagayo Bay Resort & Luxury Villas is as

follows:

—     commence onsite vertical construction in the first quarter of 2017

—     complete construction in the fourth quarter of 2018

—     handover to Melía in the fourth quarter of 2018

Results of Operations

During the three-month period ended March 31, 2016, our operations were focused on (i) completing earth work excavations on the Paradisus Papagayo Bay Resort & Luxury Villas property; (ii)

furthering discussions with prospective project development partners; (iii) pursuing additional debt financing to fund the construction of the project.

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

Comprehensive Losses

The variance in losses over the comparative three month periods is reconciled below:

Previous year 3 months

(4,238,353)

Variances during the 3 months

Decrease in general and administrative expenses

783,497   Decrease in bonus payments

Increase in accrual for penalty on management

(5,000,000)   Extraordinary expense to be reversed

agreement

during the next quarter

Increase in interest income

5,339   Increase in deposits

Decrease in interest expense

53,318   New accounting principle

Increase in fair values change of conversion features

408,697   New provision for increase in fair values

Increase in exchange differences

(633,393)   Currency fluctuations

Increase in other expenses

(10,971)   Decrease in miscellaneous expenses.

Income taxes

1,151    Foreign tax liability

Increase in foreign currency translation losses

(895,358)   Currency fluctuations

Total variances

(5,287,720)

Current year 3 months

(9,526,073)

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

Capital Expenditures

The Company expended a significant amount on capital expenditures for the period from inception to

March 31, 2016, in connection with the purchase of land concessions in Costa Rica, as well as the planning and construction of the project and expects to incur future cash outflows on capital expenditure as discussed in the "Liquidity and Capital Resources" and the "Going Concern"

paragraphs below.

Liquidity and Capital Resources

Since inception the Company has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

As of March 31, 2016 and December 31, 2015, the following were working capital items:

March 31,

December

2016

31, 2015

Current assets

Cash and cash equivalents

206,678

111,830

Receivable from related parties

17,951

19,945

Other assets

442,062

158,574

Total current assets

666,691

290,349

Current liabilities

Bank liabilities

-

179,313

Accounts payable

7,855,443

8,048,608

Accrued expenses

11,608,001

7,831,247

Notes payable

2,736,293

2,736,912

Notes payable to related parties

777,377

1,130,978

Bonds

8,783,680

8,347,717

Total current liability

31,760,794

28,274,775

Net working capital

(31,094,103)     (27,984,426)

As of March 31, 2016 and December 31, 2014, the following were the items making up the total stockholders’ deficit:

March 31,

December

2016

31, 2015

Assets

Current assets

666,691

290,349

Non-current assets

68,097,411

67,007,090

Total assets

68,764,102

67,297,439

Liabilities

Current liabilities

31,760,794

28,274,775

Non-current liabilities

87,666,534

80,287,652

Total liabilities

119,427,328      108,562,427

Total stockholders’ deficit

(50,663,226)     (41,264,988)

The Company’s negative net working capital of $31,094,103 is of concern; however, based on the guaranty signed by certain principals, the Company is convinced that it can address liquiditiy problems.

Net cash flow used in operating activities for the three months ended March 31, 2016, was $928,807,

as compared to $2,469,730 for the three-month period ended March 31, 2015. The Company expects to continue to use net cash flow in operating activities until we complete the Paradisus Papagayo Bay

Resort & Luxury Villas project, which completion is projected for the fourth quarter of 2018.

Net cash used in investing activities for the three months ended March 31, 2016, was $1,887,727 as compared to $862,623 for the three-month period ended March 31, 2015. Net cash used in investing activities in the current three-month period is comprised of the purchase of property and equipment,

and deposits related to construction, offset by receivables from related parties and restricted cash. Net cash used in investing activities in the prior comparable three-month period was comprised of the purchase of property and equipment, downpayments for property and equipment offset by receivables from related parties, deposits related to construction and restricted cash. We expect negative net cash flow in investing activities to continue while in the process of developing the Paradisus Papagayo Bay

Resort & Luxury Villas.

Net cash provided by financing activities for the three-month period ended March 31, 2016, was

$2,905,132 as compared to $3,425,275  for the three-month period ended March 31, 2015. Net cash provided by financing activities in the current three-month period is comprised of proceeds from notes payable to related parties, and proceeds from bond issuances net of commissions, offset by a decrease in bank liabilities, the payment of debt issuance costs, and changes in other debt. Net cash provided by financing activities in the prior comparable three-month period was comprised of proceeds from notes payable related parties, and proceeds from bond issuances net of commissions, offset by the decrease in bank liabilities, the payment of debt issuance costs, and changes in other debt. We expect net cash flow provided by financing activities to continue due to the financing necessary to complete the development of the Paradisus Papagayo Bay Resort & Luxury Villas.

Management believes that cash on hand, related party loans and the assurance of the Guaranty

Agreement as described in the going concern paragraph below are sufficient for us to conduct operations over the next twelve months.

We had no lines of credit or other bank financing arrangements as of March 31, 2016.

We have commitments for executed purchase orders and agreements in the amount of $57 million as of March 31, 2016, in connection with the development of the Paradisus Papagayo Bay Resort &

Luxury Villas, which commitments are included in the required estimated net financing of $192 million (excluding overhead expenses) to complete the project. Most material commitments are not contractually agreed as of the end of the period. We have cancellable commitments to Meridian that are not included in the required financing for the development of the Paradisus Papagayo Bay Resort

& Luxury Villas of approximately $15,000,000 as of March 31, 2016, for the purchase of two additional concession properties in Polo Papagayo, Guanacaste, Costa Rica.

We maintain a defined benefit plan that covers all of our Swiss employees and have employment agreements with our Chief Executive Officer and Chief Operating Officer as of March 31, 2016.

We have no current plans for significant purchases or sales of plant or equipment, except in connection with the planned construction of the Paradisus Papagayo Bay Resort & Luxury Villas.

We have no current plans to make any changes in the number of our employees as of March 31, 2016.

Future Financings

A letter of engagement was executed with ISM Capital LLP (“ISM”), a London based investment firm, on March 10, 2015, for the purpose of conducting a $100 million asset backed bond issuance.

On October 4, 2015 the bilateral agreement with ISM was extended into a multilateral agreement, by incorporating Stifel Ncolaus Europe Ltd, to enlarge the territories in which the offering could be effectively presented to include North America.In June 2016, the respective parties agreed to terminate the cooperation, which did not provide the anticipated results. A formal termination letter is presently being preparded.

On May 9, 2016, the Company signed an agreement with “Median Trust SA”, by which this service provider is mandated to set-up a special purpose vehicle (“SPV”), as a “Compartment” in accordance with Luxembourg law. The objective of the SPV is to obtain an investment grade rating and to make a bond offering of not less than $100 million. The SPVwill therefore be the issuer, however, the responsibility to place the bonds remains with the Company.

Off-Balance Sheet Arrangements

As of March 31, 2016, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Going Concern

The Company intends to build a hotel in the Papagayo Gulf Tourism Project area of Guanacaste,

Costa Rica. The total net investment is estimated to be approximately $212 million.

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

Based on this Guaranty Agreement, management believes that available funds are sufficient to finance cash flows for the twelve months subsequent to March 31, 2016, and the filing date, though future anticipated cash outflows for investing activities will continue to depend on the availability of financing.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2016, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.

RISK FACTORS

Not required of smaller reporting companies.

ITEM 2.

UNREGISTERED    SALES    OF    EQUITY    SECURITIES    AND    USE    OF

PROCEEDS

None.

ITEM 3.

DEFAULTS ON SENIOR SECURITIES

None

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

None

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

_/s/ Josef Mettler____________

June 15, 2016

Josef Mettler

Chief Executive Officer, Chief Financial Officer,

Principal Accounting Officer and Director

_/s/ Hans Rigendinger________

June 15, 2016

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