Form 10-Q
period 2016-06-30
SUNVESTA, INC.
filed 2016-08-19
CIK 1060409

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 FORM 10-Q

(Mark One)

❒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF    1934

for the quarterly period ended June 30, 2016.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from                         to                 .

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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑    No☐

Indicate by check mark whether the registrant is a large accelerated filer,an accelerated filer,a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.01 par value (the only class of voting stock), at August 19, 2016, was 95,941,603.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Consolidated Balance Sheets as of June 30, 2016 (unaudited)  and December 31,

4

2015

Unaudited  Consolidated Statements of Comprehensive Loss (unaudited) for the

5

three and six months ended June 30, 2016 and June 30, 2015

Unaudited  Consolidated Statements of  Stockholders’ Equity (unaudited) for the six

6

months ended June 30, 2016

Unaudited  Consolidated Statements of Cash Flows (unaudited) for the six months

7

ended June 30, 2016 and June 30, 2015

Notes to Unaudited  Consolidated Financial Statements

8

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of

38

Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

48

Item 4.

Controls and Procedures

48

PART II-OTHER INFORMATION

Item 1.

Legal Proceedings

49

Item 1A.

Risk Factors

49

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

49

Item 3.

Defaults Upon Senior Securities

49

Item 4.

Mine Safety Disclosures

49

Item 5.

Other Information

49

Item 6.

Exhibits

49

Signatures

50

Index to Exhibits

51

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

SUNVESTA, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2016

December 31, 2015

(Unaudited)

Assets

Current assets

Cash and cash equivalents

42,927

111,830

Receivable from related parties

15,957

19,945

Other assets

389,591

158,574

Total current assets

$

448,475

290,349

Non-current assets

Property and equipment - net

63,678,244

61,271,424

Deposits related to construction work

642,388

798,874

Notes receivable

280,242

280,242

Down payment for property and equipment

2,369,816

2,972,083

Restricted cash

1,672,274

1,684,467

Total non-current assets

$

68,642,963

67,007,090

Total assets

$

69,091,438

67,297,439

Liabilities and stockholders' deficit

Current liabilities

Bank liabilities

219,479

179,313

Accounts payable

5,765,019

8,048,608

Accrued expenses

7,559,166

7,831,247

Note payable

2,706,861

2,736,912

Notes payable to related parties

2,287,688

1,130,978

Convertible CHF-Bond

3,754,253

0

EUR-Bond

8,611,940

8,347,717

Total current liabilities

$

30,904,404

28,274,776

Non-current liabilities

Convertible CHF-Bond

31,647,157

25,866,148

Liability related to conversion feature

7,313,982

6,976,322

Notes payable to related parties

47,288,260

47,198,362

Other long-term debts

25,210

36,140

Pension liabilities

213,716

210,680

Total non-current liabilities

$

86,488,325

80,287,652

Total liabilities

$

117,392,731

108,562,428

Stockholders' equity

Preferred stock, $0.01 par value; 50,000,000 shares

authorized, no shares issued and outstanding

Common stock, $0.01 par value; 200,000,000 shares authorized;

959,416

959,416

95,941,603 shares issued and outstanding

Additional paid-in capital

23,659,108

23,403,438

Accumulated other comprehensive income / (loss)

(1,042,522)

1,778,961

Accumulated deficit

(71,877,295)

(67,406,803)

Total stockholders' deficit

$

(48,301,293)

(41,264,988)

Total liabilities and stockholders' deficit

$

69,091,438

67,297,439

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

Three  months  ended  June  30,

Six  months  ended  June  30,

2016

2015

2016

2015

(Unaudited)

(Unaudited)

(Unaudited)

(Unaudited)

Revenues

Revenues,  net

-

-

-

-

Cost  of  revenues

-

-

-

-

Gross  profit

$

-

-

-

-

Operating  Expenses

General  and  administrative  expenses

3,146,235

(1,369,582)

(2,926,735)

(3,226,049)

Impairment  expenses

(296,663)

-

(296,663)

-

Total  operating  expenses

$

2,849,572

(1,369,582)

(3,223,397)

(3,226,049)

Income  /  (loss)  from  operations

$

2,849,572

(1,369,582)

(3,223,397)

(3,226,049)

Other  income  /  (expense s)

Interest  income

18,905

11,699

31,028

18,483

Interest  expense

(1,654,599)

(1,309,308)

(3,027,510)

(2,638,219)

Amortization of debt issuance  costs  and

(634,762)

(695,579)

(983,648)

(1,141,783)

commissions

Change  in  Fair  Value  of  Conversion  Feature

771,529

-

1,180,226

-

Exchange  differences

1,733,284

(1,168,861)

1,563,332

(705,420)

Other  income  /  (expenses)

26,089

(23,685)

(10,525)

(49,326)

Total  other  expenses

$

260,446

(3,185,734)

(1,247,096)

(4,516,265)

Profit/ (loss)  before  income  taxes

3,110,018

(4,555,316)

(4,470,493)

(7,742,314)

Income  Taxes

-

-

-

(1,152)

Net  income  /  (loss)

$

3,110,018

(4,555,316)

(4,470,493)

(7,743,464)

Comprehensive  income  /  (loss)

Foreign  currency  translation

(875,919)

(1,434,959)

(2,821,483)

(2,485,163)

Comprehensive  income  /  (loss)

$

2,234,099

(5,990,275)

(7,291,977)

(10,228,627)

Earnings  /  (loss)  per  common  share

Basic  and  diluted

$

0.03

(0.05)

(0.05)

(0.08)

Weighted  average  common  shares

Basic  and  diluted

98,841,603

92,941,603

98.674,021

92,775,305

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

Additional

Accumulated

Total

Common

Paid-in

Other

Accumulated

Treasury

Stockholders’

Stock

Capital

Comprehensive

deficit

Stock

Equity

Income  (Loss)

(Deficit)

December  31,  2015

$

959,416

$     23,403,438

$

1,778,961

$      (67,406,803)

$

-

$     (41,264,988)

Translation adjustments

-

-

(2,821,483)

(0)

-

(2,821,483)

Net loss

-

-

-

(4,470,,493)

-

(4,470,493)

Stock basedcompensation expense

-

255,670

-

-

-

255,670

June  30,  2016

$

959,416

$     23,659,108

$

(1,042,522)

$      (71,877,295)

$

-

$

(48,301,294)

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

January 1

January 1

to June 30,

to June 30,

2016

2015

(Unaudited)

(Unaudited)

Cash flows from operating activities

Net loss

$      (4,470,493)

(7,743,464)

Adjustments to reconcile net loss to net cash

Depreciation and amortization

23,463

33,921

Impairment on Down Payment

296,663

-

Amortization of debt issuance costs and commissions

983,648

1,025,915

Accrued interest on debt

1,760,649

-

Unrealized exchange differences

(1,640,157)

494,736

Stock compensation expense

255,670

280,142

Expenses related to conversion feature

234,947

-

- Increase / decrease in:

Other current assets

695,424

(115,260)

Accounts payable

(2,356,519)

(898,510)

Accrued expenses

(183,512)

3,115,782

Net cash used in operating activities

$    (4,400,217)

(3,806,738)

Cash flow from investing activities

Other receivables from related parties

-

3,988

Receivables from related parties

-

(1,507,128)

Payments to Acquire Property, Plant and Equipment

(654,325)

(2,883,516)

Deposits related to construction

(641,818)

3,311

Down-payments and write off of non-refundable payments for property and

309,023

(307,841)

equiRestpmrictented cash

14,050

16

Net cash used in investing activities

$

(973,070)

(4,691,170)

Cash flows from financing activities

Increase/ (Decrease) in bank liabilities

42,047

(153,375)

Proceeds from notes payable related parties

4,031,006

1,344,348

Repayment of notes payable related parties

(7,112,077)

-

Proceeds from bond issuance, net of commissions and debt issuance   costs

9,134,891

8,175,067

Repayment of bonds

(762,258)

-

Changes in note payable and other debt

(33,614)

(174,760)

Net cash provided by financing activities

$

5,299,996

9,191,280

Effect of exchange rate changes

4,388

1,109

Net increase / - decrease in cash

(68,903)

694,481

Cash and cash equivalents, beginning of period

111,830

14,347

Cash and cash equivalents, end of period

$

42,927

708,828

Additional information

Capitalized interest and debt issuance costs for construction (non-cash)

1,775,000

1,574,000

Assumption of payables due from AIRES by Global Care AG (non-cash)

7,621,345

0

Assumption of payables due from Global Care AG by Sportiva (non-cash)

1,533,150

0

Repayment of Specogna Holding AG loan by Aires

0

707,428

Interest paid

0

163,523

Assumption of receivables from Josef Mettler by AIRES (non-cash)

0

1,507,128

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

1.

CORPORATE INFORMATION

On  August  27,  2007,  SunVesta  Inc.  (“SunVesta”)  acquired  SunVesta  Holding AG  (“SunVesta  AG”)

(collectively “the Company”). SunVesta AG held five wholly-owned subsidiaries: SunVesta Projects and  Management  AG,  a  Swiss  company;  Rich  Land  Investments  Limitada,  a  Costa  Rican  company

(“Rich  Land”);  SunVesta  Costa  Rica  Limitada,  a  Costa  Rican  company  (“SVCR”),  Altos  del  Risco

SA,  a  Costa  Rican  company  (“AdR”)  and  SunVesta  Holding  España  SL  (“España”),  a  Spanish

company.  Effective  May  21,  2016,  AdR  absorbed  Richland  and  SVCR  and  changed  its  name  to

SunVesta Costa Rica SA.

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

June 30, 2016

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

The Company had unamortized debt issuance costs of $2,700,664 and $2,995,209 as of June 30, 2016 and December 31, 2015 respectively. The Company reclassified amortization of debt issuance cost and commissions in the amount of  $297,040 and $446,204 to interest  expense for  the periods ended June

30, 2016 and 2015, respectively.

This ASU was applied retrospectively for all periods presented.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

192,000,000

d.      Overhead expenses

20,000,000

e.      Total, excluding other potential projects

$

212,000,000

Seventy percent (70%) of the net project cost is intended to be financed through the issuance of secured bonds, for which negotiations have been initiated. The remaining thirty percent (30%) of the net project cost, as well as non-recuperated overhead expenses are intended to be financed by the main shareholders or lenders of the project, i.e. Zypam Ltd., shareholder and related entity to Mr. Josef Mettler, Mr. Hans

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

USD

EURO

CHF

AUD

CRC

Total

Total

Cash  and cash

June  30,  2016

December  31,2015

equivalents

original currency

20,988      10,467

10,082

(0)

5,487

in  $

20,988      11,624

10,305

(0)

10

42,927

111,830

USD ($)  =

US Dollar

EURO     =

Euro

CHF

=

Swiss Francs

AUD

=

Australian Dollar

CRC

=

Costa Rican Colón

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

5.

RESTRICTED CASH

As of June 30, 2016, the Company has the following restricted cash positions:

Restricted Cash

June 30, 2016

December 31, 2015

$

$

Credit Suisse in favor of BVK Personalvorsorge des

Cantons Zurich

130,622

128,805

HSBC in favor of Costa Rican Tourism Board

370,000

370,000

Banco Nacional de Costa Rica in favor of the Costa Rican

Environmental Agency – SETENA

608,302

622,312

Banco National de Costa Rica in favor of the Costa Rican

Tourism Board

563,350

563,350

Gross

1,672,274

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

December  10,  2015,  the  advance  was  increased  by  $25,000.  Including  accrued  fixed  interest,  the overdue amount at June 30, 2016, was approximately $280,000.

Dated  April  27,  2016,  a  related  party,  QuadEquity  Holdings  AG  signed  a  commitment  to  purchase against  cash  this  note  receivable  not  later  than  June  30,  2016.  As  of  the  date  of  this  report  the commitment to purchase has not been transacted.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

7.

PROPERTY & EQUIPMENT

June 30, 2016    December 31, 2015

Land

$

19,700,000

19,700,000

IT Equipment

230,265

185,846

Other equipment and furniture

228,884

278,000

Leasehold improvements

77,085

66,617

Vehicles

139,000

139,000

Construction in-process

43,841,675

41,412,351

Gross

$

64,216,909

61,781,814

Less accumulated depreciation

-538,665

-510,390

$

Net

63,678,244

61,271,424

Depreciation expenses for the periods ending

June 30, 2016 and 2015

23,463

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

On July 14, 2015 the Consejo del Polo de DesarrolloTuristico Papagayo at ICT (Council of Papagayo

Tourism Development Project), unanimously approved the extension of both concessions until 2052.

The  construction  in  process  through  December  31,  2015  and June  30,  2016,  is  represented  primarily by architectural work related to the hotel and apartments as well as construction work.

Deposit related to construction work

For  the  quarter  ended June 30,  2016, the  Company  made  deposits  with  several  contractors to  initiate earth  moving  groundwork.  These  deposits  will  be  offset  against  invoices  for  such  groundwork  as completed. As of June 30, 2016, and December 31, 2015, the Company has deposits of $642,388 and

$798,874 respectively, which have not yet been set off.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

8.

DOWN PAYMENTS FOR PROPERTY & EQUIPMENT

June 30, 2016

December 31, 2015

La Punta (neighboring piece of land)

2,669,816

2,669.816

Hotel Engadina

-

302,267

Gross

$

2,669,816

2,972,083

Value adjustment on Down Payment La Punta

(300,000)

-

Total (net)

$

2,369,816

2,972,083

Agreement to purchase neighboring pieces of land

On  April  20,  2012,  the  Company  entered  into  an  agreement  to  purchase  two  additional  concession properties located at Polo Papagayo, Guanacaste, with a total surface of approximately 230,000 square meters for $23,395,806 whereof fifty percent was to be paid in cash and the other fifty percent through a  combination  of  a  10  percent  equity share in  La  Punta  (the concession  properties  in  Polo Papagayo)

and  five  percent  in  equity  of  Paradisus  Papagayo  Bay  Resort  &  Luxury  Villas  (currently  under development). Both of these properties are located in Costa Rica.

On  November  13,  2012,  the  above  agreement  was  amended  to  decrease  the  total  purchase  price  to

$17,200,200  with  no  equity  payments.  The  terms  and  conditions  of  the  cash  payment  were  to  be defined. Furthermore, all payments by the Company to date and in the future became refundable.

During  the  second  quarter  of  2013,  the  Company  entered  into  a  new,  revised  agreement  for  the purchase of the said properties. The original contract (including amendments) as described above was cancelled and replaced by a new contract, which included the following clauses:

The  total  purchase  price  is  $17,500,000  of  which  $1,369,816  has  been  paid  as  of  date  of  the  new revised  agreement  and  therefore  $16,130,184  was  outstanding  as  per  date  of  the  new,  revised agreement.

Since  the  original  seller  owes  a  third  party  $8,000,000,  the  Company  was  to  pay  $8,000,000  of  the

purchase price directly to this third party instead of the original seller. The remaining $8,130,184 were to be paid directly to the original seller. Payment schedules were defined.

As of this balance sheet day, the following is the situation:

Original seller

Third party

Total

Description

$

$

$

Total commitment

9,500,000

8,000,000

17,500,000

Payments till 30 June 2016

1,669,816

1,000,000

2,669,816

Thereof refundable:

-1,669,816

-700,000

-2,369,816

thereof non-refundable

0

300,000

300,000

Total outstanding at 30 June 2016

7,830,184

7,000,000

14,830,184

Thereof overdue

-7,830,184

-7,000,000

-14,830,184

Thereof not overdue

0

0

0

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

8.

DOWN PAYMENTS FOR PROPERTY & EQUIPMENT - Continued

Agreement to purchase neighboring pieces of land - continued

In  light  of  the  above  situation  the  Company  is  in  discussions  with  the  original  seller  regarding  an extension and adaptation of the current agreement, which, for all practical reasons, must be considered obsolete.

Additionally, a failure to pay will lead to liquidated damages of 5% of any instalments paid toward the purchase price. Should the Company not  be successful in obtaining a time extension for  the payment of  the  purchase price or  amendment  to the purchase  agreement, it  will  have to  write-off  $300,000  of that purchase price paid in 2013 for the new, revised agreement and 5% of additional damages on the additional $1,000,000 paid for a total of $50,000, which is not refundable as per contract terms.

Both, the $300,000 write-off as well as the $50,000 for additional damages have been provided for in the results of the second quarter 2016.

Down payment for Purchase Four Hotels in the Canton of Graubünden, Switzerland

On  September  19,  2015,  the  Company  signed  an  option  agreement  to  acquire  four  existing  hotels  in the Canton of Graubünden, Switzerland with an un-related third party. The properties optioned comprise an aggregate of 141 rooms. The consideration for the option is CHF 300,000, which amount was paid on October 25, 2015.

Dated May 10, 2016, the Company, QuadEquity Holdings AG and the potential seller of the four hotels concluded an agreement, whereby QuadEquity Holdings AG assumed all of the Company’s rights and obligations from the original contract. In return, QuadEquity Holdings AG will pay the Company the amount of $302,000 (CHF 300,000) before May 30, 2016. This payment was received by the Company on June 1, 2016.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

Observable  inputs  (highest  level)  reflect  market  data  obtained  from  independent  sources,  while unobservable  inputs  (lowest  level)  reflect  internally  developed  market  assumptions.  In  accordance with this guidance, fair value measurements are classified under the followinghierarchy:

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

As  of  June  30,  2016  and  December  31,  2015,  respectively,  there  are  no  financial  assets  or  liabilities measured on a recurring basis at fair value with the exception of the liability related to the conversion feature.

In  addition  to  the  methods  and  assumptions  to  record  the  fair  value  of  financial  instruments  as discussed above, the Company used the following methods and assumptions to estimate the fair value of our financial instruments:

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

—

Notes  payable  to  related  parties  -  Dr.  M.  Rӧssler  (current)  –The  fair  value  was  calculated  based  on  the underlying  publicly  traded  shares.  However,  the  Company  records  the  loan  at  nominal  value.  The

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

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

9.

FAIR VALUE MEASUREMENT - Continued

The fair value of our financial instruments is presented in the table below:

June  30,  2016

December  31,  2015

Carrying

Fair Value $

Carrying

Fair Value $   Fair Value   Reference

Amount $

Amount $

Levels

Cash and cash equivalents

42,927

42,927

111,830

111,830

1

Note 4

Restricted cash

1,672,274

1,672,274

1,684,467

1,684,467

1

Note 5

Receivables from related parties –

other (current)

15,957

15,957

19,945

19,945

3

Note 10

Accounts Payable

5,765,020

5,765,020

8,048,608

8,048,608

1

-

Bank liabilities

219,479

219,479

179,313

179,313

1

Note 11

Note payable

-

-

-

-

1

Note 17

Notes payable to related parties –  Dr.

-

-

-

-

1

Note  10

M. Rӧssler (current)

Notes payable to related parties –

Rigendinger (current)

2,001

2,001

1,973

1,973

3

Note 10

Notes payable to related parties – other

(current)

2,285,687

2,285,687

1,129,005

1,129,005

3

Note 10

Notes  receivable

280,242

280,242

280,242

280,242

3

EUR-bonds

8,611,940

8,611,940

8,488,631

8,488,631

3

Note 12

Convertible CHF-bonds

35,401,410

35,401,410

28,720,443

28,720,443

3

Note 12

Notes payable to related parties –

Aires  (non-current)

47,288,260

47,288,260

47,198,362

47,198,362

3

Note 10

Liability related to conversion feature

7,313,982

7,313,982

6,976,322

6,976,322

3

Note 12

The Company's financial liabilities measured at fair value on a recurring basis consisted of the liability relates to conversion feature as of the following date:

Balance at December 31, 2015

6,976,322

Additions

1,415,173

Change in Fair Value of Conversion Feature

(1,180,226)

FX Revaluation

102,712

Balance at June 30, 2016

7,313,982

The Company used a Black-Scholes model to value the liability related to conversion feature as of

June 30, 2016 and December 31, 2015.

The assumptions as of December 31, 2015 are as follows:

Stock Price: CHF 5.08

Annualized Risk Free Rate: 0.72%

Exercise Price: CHF 8

Annualized Volatility:    80%

Time to Maturity: 2.75 years

The assumptions as of June 30, 2016 are as follows:

Stock Price: CHF 5.08

Annualized Risk Free Rate: 0.71%

Exercise Price: CHF 8

Annualized Volatility:    80%

Time to Maturity: 2.25 years

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

10.

RELATED PARTY TRANSACTIONS

The notes payable to and receivables from related parties are composed of the follows:

Receivables

Payables

December

December 31,

June 30, 2016

31,  2015

June 30,  2016

2015

1   Hans Rigendinger

-

-

2,001

1,973

2   Aires International

-

-

47,288,260

47,198,362

3   Akyinyi Interior and Exterior

Decoration

-

-

290,000

290,000

4   Global Care AG

-

-

1,434,118

240,210

5   Geoffrey Long

15,957

19,945

-

-

6   Sportiva participations ag

-

-

561,569

528,660

7   Josef Mettler

-

-

-

70,135

8   QuadEquity Holdings

-

-

-

-

9   4f capital ag

-

-

-

-

10   Dr. Max Rössler

-

-

-

-

Total excluding interest

15,957

19,945

49,575,948

48,329,340

Accrued interest

-

-

4,489,666

6,370,579

Total

15,957

19,945

54,065,614

54,699,919

of which non-current

-

-

47,288,260

47,198,362

Related party

Capacity

Interest    Repayment

Rate

Terms

Security

1     Hans Rigendinger     Shareholder, COO and Company board member

3%

none

none

2     Aires International    Company owned by Dr. Max Rössler, a board member

Akyinyi Interior

3     and Exterior

Company owned by the wife of Josef Mettler

none

none

none

Decoration

4     Global Care AG

Company owned by Dr. Max Rössler, a board

member

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

June 30, 2016

10.

RELATED PARTY TRANSACTIONS - Continued

Loan agreement Aires International Investment Inc.

As of June 30, 2016 the Company owes Aires International Inc. the following:

Borrower

Debt instrument

Amount in CHF

Amount in

Annual

Repayment date

denominated in

USD

interest

*

CHF

rate

SunVesta Inc.

Promissory note

10,044,370

10,266,118

7.25%

Dec 31, 2017

SunVesta Inc.

Promissory note

10,000,000

10,220,769

7.25%

Dec 31, 2017

SunVesta Inc.

Promissory note

10,000,000

10,220,769

7.25%

Dec 31, 2017

SunVesta Inc.

Promissory note

3,985,006

4,072,982

7.25%

Dec 31, 2017

SunVesta Holding

Loan agreement

12,237,457

12,507,622

7.25%

Dec 31, 2017

Total

47,288,260

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

Extinguishment in its statements of comprehensive loss for $748,466 for the year ended December 31,

2015.

In the second quarter 2016, Dr. Max Rössler provided $2,698,283 (CHF 2’640’000). Interest of

$16,567 was recorded in this period. Effective June 30, 2016 both amounts were transferred to the loan account with Global Care AG.

Loan Global Care AG

During  2014,  Global  Care  AG  loaned  the  Company  $190,270  (CHF  185,000),  which  amount  was repayable on October 31, 2014. The loan includes a fixed interest payment of $20,570 (CHF 20,000).

As  of  the  date  of  this  report,  both  amounts  are  overdue.  According  to  the  agreement,  there  are  no penalties for late payment.

As explained in the preceding note, effective June 30, 2016, an amount of $2,714,850 (CHF 2,656,083)

was transferred from the loan account Dr. Max Rössler to the loan account Global Care AG.

Payable to Josef Mettler

As of June 30, 2016, there is neither a receivable from nor payable to Josef Mettler.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

10.

RELATED PARTY TRANSACTIONS - Continued

Current account sportiva participations ag (a Josef Mettler company)

During the three-month period ended June 30, the following transactions occurred on the current account sportiva participations ag:

CHF

USD

Balance March 31, 2016

-268,593

-274,529

Cash received from Company

1,043,958

1,067,043

Credited to the account Josef Mettler

175,195

179,067

Amount absorbed by Global Care AG

-1,500,000      -1,533,150

Balance June 30, 2016

-549,440

-561,569

Commissions paid or payable to related parties

During  the  periods  ended  June  30,  2016,  and  June  30,  2015,  the  Company  paid  commissions  to  4f

Capital AG in the amount of $0 and $803, respectively, for services related to financing the Company.

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

Mr. Rigendinger for this loan at March 31, 2016 was $2,001.

Mr. Rigendinger also held bonds denominated in Euros and Swiss Francs valued at approximately

$460,000 as of June 30, 2016 and $492,000 as of December 31, 2015.

Service fees paid or payable to Akyinyi Interior and Exterior Decoration

During  the  periods  ended  June  30,  2016,  and  June  30,  2015,  the  Company  paid  or  accrued  fees  to

Akyinyi  Interior and Exterior Decoration, which is a company owned by the wife of a member of the

Board of Directors, related to interior design of the Papagayo Gulf Tourism project in the amount of

$0 and $30,000 respectively. These costs have been capitalized to property and equipment.

Consulting Fees paid or payable to Cambridge Limited Corp.

During the three months’  periods ended June 30, 2016, and June 30, 2015, the Company paid fees to

Cambridge  Limited  Corporation,  which  is  a  company  owned  by  the  father-in-law  of  the  Chief

Executive Officer of the Company. These fees related to accounting and consulting services rendered to the Company in the amount of approximately $44,700 and $43,500, respectively.

11.

BANK LIABLITIES

The bank liability of $219,479 and $179,313 at June 30, 2016 and December 31, 2015, respectively,

represented a temporary, secured overdraft facility, bearing an interest rate of some 9%.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

June 30, 2016

12.

BONDS - Continued

On September 30, 2015, the Company approved the issuance of two new CHF-bonds. The major terms and conditions are the following:

Description

Convertible CHF Bond I

Convertible CHF Bond II

Issuer:

SunVesta Holding AG

SunVesta Holding AG

Type of securities:

Senior convertible bonds,

Senior convertible bonds,

convertible into shares of the issuer,

convertible into shares of the issue

accordance with Swiss law

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

September 30 of each year, the firs

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

-

-

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

12.

BONDS - Continued

From the CHF Bond  I issue in this roll-forward, $2,005,548 was reclassified to the Convertible CHF

Bond I in the fourth quarter of 2015. Additionally, $3,239,732 was reclassified to the Company's CHF

Convertible Bond II.

EURO  Bond (New)

EURO  Bond

EURO Bond

(New) 2016

(New) 2015

$

$

Balances January 1

6,871,630

7,355,572

Cash inflows

-

281,754

Cash outflows

-

-

Foreign currency adjustments

123,147

(765,696)

Sub-total

6,994,777

6,871,630

Discounts (commissions paid to bondholders) and

debt issuance costs

(597,095)

(588,613)

Accumulated Amortization of discounts and

debt issuance costs

503,411

432,128

Total Accumulated Unamortized discounts and

debt issuance costs

(93,684)

(156,485)

Balances June 30 and December 31 (Carrying value)

6,901,094

6,715,145

As per date of this report the Company has realized a cumulative amount of EUR 6.89 million ($7.65 million) related to the EURO Bond I.

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

Unamortized discounts

-

-

Balances June 30 and December 31(Carrying value)

-

-

From  the  CHF  Bond  II  issue  in  this  roll-forward,  $185,127  was  reclassified  to  the  Convertible  CHF

Bond  I  in  Q4  2015.  Additionally,  $21,962,856  was  reclassified  to  the  Company's  CHF  Convertible

Bond II.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

12.

BONDS - Continued

EUR Bond

EURO BOND  NEW II

EUR  Bond

new  II

new  II

2015

2016

$

$

Balances January 1

1,658,300

1,761,258

Cash inflows

-

-

Cash outflows

-

-

Foreign currency adjustments

58,262

(102,958)

Sub-total

1,716,562

1,658,300

Discounts (commissions paid to bondholders) and

debt issuance costs

(177,177)

(174,660)

Accumulated Amortization of discounts and

171,462

148,932

debt issuance costs

Total Accumulated Unamortized discounts and

debt issuance costs

(5,715)

(25,728)

Balances June 30 and December 31 (Carrying value)

1,710,846

1,632,572

As per date of this report the Company has realized a cumulative amount of EUR 1.65 million ($1.83 million) related to the EURO Bond new II.

Convertible CHF BOND I

Convertible

Convertible

CHF Bond I

CHF Bond I

2016

2015

$

$

Balances January 1

2,250,048

-

Cash inflows

1,640,887

100,990

Cash outflows

(103,008)

-

Foreign currency adjustments

33,312

(41,617)

Reclassifications to CHF Bonds

(634,186)

2,190,675

Sub-total

3,187,054

2,250,048

Discounts (commissions paid to bondholders) and debt issuance costs

(241,923)

(136,219)

Accumulated Amortization of discounts and debt  issuance costs

77,050

57,896

Total Accumulated Unamortized discounts and debt issuance

costs

(164,873)

(78,323)

Balances June 30  and December  31  (Carrying  value)

3,022,181

2,171,725

In  the  fourth  quarter  of  2015,  the  Company issued  this Convertible  CHF  Bond  I  with  funds  received from new bondholders totaling $100,990. Additionally, $2,005,548 was reclassified from CHF Bond

I  and  $185,127  was  reclassified  from  CHF  Bond  II.  In  the  first  quarter  of  2016,  the  Company reclassified $634,186 to Convertible CHF Bond II.

As per date of this report, the Company has realized a cumulative amount of CHF 3.12 million

($3.19million) related to the Convertible Bond I.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

12.

BONDS – Continued

Convertible

Convertible

Convertible CHF BOND II

Bond II

Bond II

June 30,

December 31;

2016

2015

Balances January 1

26,470,395

0

Cash inflows

8,835,531

1,747,122

Cash outflows

(659,250)

0

Foreign currency adjustments

344,187

(479,315)

Reclassifications to CHF Bonds

634,186

25,202,588

Sub-total

35,625,049

26,470,395

Discounts (discounts to bondholders) and debt issuance costs)

(4,256,315)

(2,977,065)

Accumulated Amortization of discounts and debt issuance costs

1,010,496

201,093

Total Accumulated Unamortized discounts and debt issuance costs

(3,245,819)

(2,775,972)

Balances June 30 and December 31 (Carrying value)

32,379,230

23,694,423

In the fourth quarter  of 2015, the Company issued this Convertible CHF Bond II with funds received from new bondholders totaling $1,747,122. Additionally, $3,239,732 was reclassified from CHF Bond

I  and  $21,962,856  was  reclassified  from  CHF  Bond  II.  In  the  first  quarter  of  2016,  the  Company reclassified $634,186 from Convertible CHF Bond I.

As per date of this report the Company has realized a cumulative amount of CHF 35.39 million ($36.17 million) related to the Convertible Bond II.

Included in the above is an amount of approx. $4.3 Mio. (CHF 4,2 Mio.), which, by agreement between the  Company  and  the  bondholders  and  as  a  deviation  from  the  standard  terms,  are  repayable  as  of

February 28, 2017. As these are due within 12 months from the reporting date, these funds are classified within current liabilities on the consolidated balance sheet.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

Actuarial valuation

Net periodic pension cost has been included in the Company’s results as follows:

Three months

Six months

Three months

Six months

Pension expense

ended

ended

ended June 30,

ended

June 30, 2016

June 30, 2016

2015

June 30, 2015

$

$

$

$

Current service cost

15,357

30,713

14,648

29,296

Net actuarial (gain) loss recognized

-

-

-

-

Interest cost

945

1,891

1,348

2,696

Expected return on assets

(1,916)

(3,833)

(1,659)

(3,318)

Employee contributions

(5,877)

(11,754)

(5,963)

(11,926)

Net periodic pension cost

9,148

18,295

8,374

16,748

During  the  three  month’  periods  ended  June  30,  2016  and  June  30,  2015  the  Company  made  cash contributions of $5,877 and $6,104, respectively, to its defined benefit pension plan.

All  of  the  assets  are  held  under  the  collective  contract  by  the  plan’s  re-insurer  Company  and  are invested in a mix of Swiss and international bond and equity securities within the limits prescribed by the Swiss Pension Law.

The expected future cash flows to be paid by the Company in respect of employer contributions to the pension plan for the year ended December 31, 2016 are $11,754.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

14.

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

Based  on  these  contracts  the  Company  has  included  the  following  stock-based  compensation  in  the

Company’s results:

Stock-based compensation

Three months

Six months

Three months

Six months

(shares)

ended June 30,

ended June 30,

ended June 30,

ended June 30,

2016

2016

2015

2015

Shares granted

46,800,000 shares     46,800,000 shares     46,400,000 shares     46,400,000 shares

Fair Value respectively

$0.0767

$0.0767

$0.0744

$0.0744

market price on grant date

Total maximal expenses

$3,590,000

$3,590,000

$3,450,000

$3,450,000

(2013-2020)

Shares vested

26,800,000 shares     26,800,000 shares     20,900,000 shares     20,900,000 shares

Unvested shares

20,000,000 shares     20,000,000 shares     25,900,000 shares     25,900,000 shares

As of December 31, 2016, the Company expects to record compensation expense in the future up to

$1,140,000 as follows:

Year ending December 31,

Stock-based

Through

compensation

December 31,

(shares)

2016

2017

2018

2019

2020

$

$

$

$

$

Unrecognized

compensation

205,000

410,000

210,000

210,000

105,000

expense

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

For  installment  B,  it  is  required  that  Meliá  Hotels  International  (“Melía”)  assumes  management responsibilities  for  Paradisus  Papagayo  Bay  Resort  &  Luxury Villas.  As  of  grant  date,  the  fair  value was $340,000 and the Company estimated that Meliá assumes responsibility as of July 1, 2015. Asof

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

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

For  installment  A  (3,000,000  options), it  is  required  to  complete  a  bridge  financing  arrangement.  As of  grant  date  the  fair  value  was  $149,000.  The  Company  expensed  the  total  fair  value  on  a  straight-

line basis over the expected vesting period.

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

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

14.

STOCK COMPENSATION – Continued

Stock Options – Summary

A summary of stock options outstanding as per June 30, 2016 is as follows:

Options outstanding

Number of

Weighted average

Weighted average

Options

exercise price

remaining

contractual life

Outstanding January 1, 2016

32,000,000

$ 0.05

7.42 years

Granted

-

Exercised

-

Forfeited or expired

-

Outstanding June 30, 2016

32,000,000

$ 0.05

6.92 years

Exercisable June 30, 2016

-

The following table depicts the Company’s non-vested options as of June 30, 2016 and changes during the period:

Non-vested options

Shares under Options

Weighted average grant date

fair value

Non-vested at December 31, 2015

32,000,000

$ 0.053

Non-vested-granted

-

-

Vested

-

-

Non-vested, forfeited or cancelled

-

-

Non-vested at June 30, 2016

32,000,000

$ 0.053

Under  the provisions of  ASC  718  Compensation  – Stock Compensation, the Company is required to measure  and  recognize  compensation  expense  related  to  any  outstanding  and  unvested  stock  options previously  granted,  and  thereafter  recognize,  in  its  consolidated  financial  statements,  compensation expense  related  to  any  new  stock  options  granted  after  implementation  using  a  calculated  fair  value based option-pricing model.  The  Company uses  the  Black-Scholes  option-pricing model  to  calculate the fair value of all of its stock options and its assumptions are based on historical and available market information. No stock options were granted for the periods ended June 30, 2016 and June 30, 2015.

Assumption

June 30, 2016

June 30, 2015

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

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

14.

STOCK COMPENSATION - Continued

Stock Options – Summary - Continued

As of June 30, 2016, the Company had unrecognized compensation expenses related to stock options currently outstanding, to be recognized in future quarters respectively years as follows:

Through to

Year ending

Year ending

Stock-based compensation (options)

December 31,

December 31,

December 31,

2016

2017

2018

$

$

$

Unrecognized compensation expense

30,670

61,340

46,005

15.

SUMMARY OF SHARE AND OPTION COMPENSATION EXPENSE

The Company recorded the following amounts related to stock based compensation expense during the periods ended June 30, 2016 respectively June 30, 2015:

Three

Six months

Three

Summary of share and option

months June

June 30,

months

Six months

based compensation expense

30, 2016

2016

June 30,

June 30,

$

$

2015

2015

$

$

Share grants (see Note 14 for

112,500

225,000

102,500

212,666

details)

Option grants (see Note 14 for

15,335

30,670

33,738

67,476

details)

Total

(recorded under general &

127,835

255,670

136,238

280,142

administrative expense)

16.

FUTURE LEASE COMMITTMENTS

On  December  1,  2012,  the  Company  entered  into  a  lease  agreement  for  the  premises  for  its  Swiss office  with  an  unrelated  entity.  The  annual  rental  expense  amounts  to  approximately  $130,000  on  a fixed term expiring on December 31, 2017.

December 31,

December 31,

Future lease commitments

2016

2015

$

$

2016

65,000

130,000

2017

130,000

130,000

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

17.

NOTE PAYABLE

June 30, 2016

December 31, 2015

$

$

Promissory note

2,000,000

2,000,000

Specogna Holding AG

630,859

605,743

R. Weimar (private investor)

76,002

131,169

Total

2,706,861

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

2015. The interest rate is 2 % per annum. The Company has repaid $24,685 during first quarter 2016 and  an  additional  $30,482  in  the  second  quarter  2016,  whereas  the  entire  loan  amount  should  have been repaid. The agreement does not stipulate any repercussions for late payments.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

Meliá.

As  the seventh addendum was  not  in place at  March 31,  2016, the provisions  of the  sixth  addendum had to be taken into consideration. Consequently, an accrual in the amount of $5 million was charged against  general  and  administrative  expenses  in  the  first  quarter  2016.  In  light  of  the  signed  seventh

addendum,   this   accrual   has   been   reversed   in   the   second   quarter   of   2016   under   general   and

administrative expenses within the statement of comprehensive loss.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

June 30, 2016

June 30, 2016

June 30, 2015

June 30, 2015

Company posted

Net profit

Net loss

Net loss

Net loss

Basic weighted average shares

outstanding

98,841,603

98,674,021

92,941,603

92,775,305

Dilutive effect of common stock

equivalents

None

None

None

None

Dilutive weighted average shares

outstanding

98,841,603

98,674,021

92,941,603

92,775,305

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

June 30, 2016

June 30, 2016

June 30, 2015

June 30, 2015

Options to Hans Rigendinger

10,000,000

10,000,000

10,000,000

10,000,000

Options to Dr. M. Rössler

10,000,000

10,000,000

10,000,000

10,000,000

Options to Josef Mettler

12,000,000

12,000,000

12,000,000

12,000,000

Total Options

32,000,000

32,000,000

32,000,000

32,000,000

Shares to Hans Rigendinger

5,000,000

5,000,000

7,500,000

7,500,000

(retention bonus – non vested)

Shares to Josef Mettler (retention

15,000,000

15,000,000

18,000,000

18,000,000

award)

Shares to Howard Glicken and

400,000

400,000

400,000

400,000

José  Maria  Figueres  (retention

award)

Shares associated with

4,746,720

4,746,720

-

-

Convertible CHF Bonds

Total Shares

25,146,720

25,146,720

25,900,000

25,900,000

Total Options and Shares

57,146,720

57,146,720

57,900,000

57,900,000

Options  related  to  Convertible  CHF  bonds:  Each  bond  in  the  principal  amount  of  CHF  5,000  can  be converted on any business day during the conversion period into 625 common shares of SunVesta Holding

AG at a conversion price equal to CHF 8.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

20.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses according to the consolidated statement of comprehensive loss include:

Three  month

Six month

Three  month

Six month

period   ended      period ended

period   ended      period ended

June 30, 2016

June 30, 2016

June 30, 2015

June 30, 2015

$

$

$

$

Rental & related expenses

50,171

104,787

49,951

101,629

Audit

200,416

187,639

127,720

177,530

Consulting

750,486

961,805

317,042

592,381

Marketing, Investor & public  relations

12,531

41,309

29,121

43,762

Travel expenses

93,166

196,913

112,818

287,751

Personnel costs including social security costs

and share based remuneration

442,454

906,155

509,862

1,711,031

Expense for penalty on management agreement

(5,000,000)

-

-

-

Various other operating expenditures

304,539

528,127

223,068

311,965

Total according statement of

$

(3,146,235)

2,926,735

1,369,582

3,226,049

comprehensive  loss

21.

OTHER EVENTS

On  May  9,  2016,  the  Company  signed  an  agreement  with  “Median  Trust  SA”,  by  which  this  service provider  is  mandated  to  set-up  a  special  purpose  vehicle  (“SPV”),  to  be  called  “Compartment”  in accordance  with  Luxembourg  law.  The  objective  of  the  SPV  is  to  obtain  an  investment  grade  rating and  to  make  a  bond  offering of  not  less  than  $100  million. The  SPV  will  be the  issuer,  however,  the responsibility to place the bonds remains with the Company. As of the date of this report, the SPV has not yet been established.

22.

SUBSEQUENT EVENTS

Management has evaluated subsequent events after the balance sheet date, through the issuance of the financial  statements,  for  appropriate  accounting  and  disclosure.  The  Company  has  determined  that there were no such events that warrant disclosure or recognition in the financial statements.

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

June 30, 2016 and June 30, 2015. Our fiscal year end is December 31.

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

Initial Development

Our initial real estate development on 20.5 hectares of prime land located in Guanacaste Province, Costa

Rica, is the Paradisus Papagayo Bay Resort & Luxury Villas project includes two concepts; i.e. the Vista

Mar (Family Concierge) and the Vista Bahia (Royal Service), a five-star luxury hotel. All permitting for the project is in place, including permission to incorporate the beachfront adjacent to the two concessions into the development and all significant site work completed. Vertical construction is expected to commence in the first quarter of 2017, while the opening of the Paradisus Papagayo Bay Resort & Luxury Villas is

scheduled for the fourth quarter 2018, subject to the procurement of the requisite financing.

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

Quattro.

Resort management is to be provided by Melía Hotels International (“Melía”). “Paradisus” is Meliá’s five-

star all-inclusive luxury hotel brand that is well recognized in the hospitality industry around the world.

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

2018, and if an extension date is not agreed, then Meliá could terminate the management agreement and cause the Company to pay a penalty of $5 million. As the seventh addendum was not in place at June 30,

2016, the provisions of the sixth addendum had to be taken into consideration. Consequently, an accrual in the amount of $5 million was charged against operating expenses. In light of the seventh addendum to the management agreement, this accrual was reversed in the second quarter of 2016.

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

Both, the $300,000 write-off as well as the $50,000 for additional damages have been provided for in the results of the second quarter 2016.

Swiss Hospitality Project

On September 19, 2015, the Company signed an option agreement to acquire four existing hotels in the

Canton of Graubünden, Switzerland with an unrelated third party. The properties optioned comprise an aggregate of 141 rooms. The consideration for the option is CHF 300,000, which amount was paid on

October 25, 2015.

Dated May 10, 2016, the Company, QuadEquity Holdings AG and the potential Seller of the four hotels concluded an agreement, whereby QuadEquity Holdings AG assumed all of the Company’s rights and obligations from the original contract. In return, QuadEquity Holdings AG will pay the Company the amount of $302,000 (CHF 300,000) before May 30, 2016. This payment was received on June 1, 2016.

Finance

The anticipated completion of the Paradisus Papagayo Bay Resort & Luxury Villas in the fourth quarter of

2018 will require a net investment of approximately $212 million (including non-recuperated overhead expenses), of which approximately $60 million has been expended as of June 30, 2016. We expect to realize a minimum of $140 million in new funding over the next twelve months. New funding over the next twelve months is expected to be raised from debt financing through bonds, shareholder loans and, if necessary, the guaranty agreement borne by certain principal shareholders and participants in management. Detailed below is a brief description of material debt obligations as of period end.

Bonds

The Company has four bond issues outstanding, denominated in EUR (€) or Swiss Francs (CHF).

EUR (€) Bonds

The Company initiated an unsecured EUR bonds offering on December 2, 2013, of up to €15,000,000 in units of €10,000 that bear interest at 7.25% per annum payable each December 1 over a three-year term that matures on December 2, 2016. We had realized carrying values of $6,715,145 as of the year ended

December 31, 2015, and $6,901,094 as of June 30, 2016, for a cumulative amount of $7.65 million as of the date of this report.

The Company initiated a parallel offering of unsecured EUR bonds on December 2, 2013, of up to

€15,000,000 in units of €10,000 that bear interest at 7.25% per annum payable each December 2 over a three-year term that matures on December 2, 2016. We had realized carrying values of $1,632,572 as of the year ended December 31, 2015 and $1,710,846 as of June 30, 2016, for a cumulative amount of $1.83 million as of the date of this report.

Swiss Francs (CHF) Bonds

The Company initiated a new offering of senior unsecured CHF bonds on October 1, 2015, of up to CHF

45,000,000 units of CHF 5,000 that bear interest at 6.00% per annum payable each September 30, over a three-year term that matures on September 30, 2018 which are convertible into shares of SunVesta Holding

AG at CHF 8.00. We had realized carrying values of $2,171,725 as of the year ended December 31, 2015 and $3,022,180 as of June 30, 2016, for a cumulative amount of $3.19 million as of the date of this report.

The Company initiated a new parallel offering of senior unsecured CHF bonds on October 1, 2015, of up to

CHF 15,000,000 units of CHF 5,000 that bear interest at 6.00% per annum payable each September 30, over a three-year term that matures on September 30, 2018 which are convertible into shares of SunVesta Holding

AG at CHF 8.00. We had realized carrying values of $23,694,423 as of the year ended December 31, 2015 and $32,379,230 as of June 30, 2016, for a cumulative amount of $35.39 million as of the date of this report.

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

The Company had borrowed $46,266,183 from Aires as of June 30, 2016 and $47,198,362 as of December

31, 2015.

During the second quarter of 2016 Aires assigned the amount of approximately $4.6 million of its receivable from SunVesta to Global Care AG. Global Care AG, also a related party of Dr. Max Rössler,

acquired with this amount convertible bonds in the same amount (CHF 4,5 Mio.)

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

In the second quarter 2016, Dr. Max Rössler provided $2,698,283 (CHF 2,640,000). Interest of $16,567 was recorded in this period. Effective June 30, 2016 both amounts were transferred to the loan account with

Global Care AG.

Loan Global Care AG

During 2014, Global Care AG loaned the Company $190,270 (CHF 185,000), which amount was repayable on October 31, 2014. The loan includes a fixed interest payment of $20,570 (CHF 20,000). As of the date of this report, both amounts are overdue. According to the agreement, there are no penalties for late payment.

As explained in the preceding note, effective June 30, 2016 an amount of $2,714,850 (CHF 2,656,083) was transferred from the loan account Dr. Max Rössler to the loan account Global Care AG.

Payable to Josef Mettler

As of June 30, 2016, there is neither a receivable from nor payable to Josef Mettler.

Current account sportiva participations ag (a Josef Mettler company)

During the three-month period ended June 30, 2016, the following transactions occurred on the current account sportiva participations ag:

CHF

USD

-268,958

-274,529

Cash received from Company

1,043,958

1,067,043

Credited to the account Josef Mettler

175,195

179,067

Amount absorbed by Global Care AG

-1,500,000      -1,533,150

Balance June 30, 2016

-549,440

-561,569

DIA S.A. and his successor Blue Dot S

On March 8, 2013, the Company entered into an interest free loan agreement with DIA S.A. and his successor Blue Dot SA respectively in the amount of $2,000,000 payable on March 8, 2014, in connection with the purchase of land concession being part of the Paradisus Papagayo Bay Resort & Luxury Villas project from Altos held in the name of Altos del Risco S.A. The terms of the loan agreement were amended on March 16, 2015, to extend the due date for said payable until March of 2016.

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

Our expected timeline for developing the Paradisus Papagayo Bay Resort & Luxury Villas is as follows:

—     commence onsite vertical construction in the first quarter of 2017

—     complete construction in the fourth quarter of 2018

—     handover to Melía in the fourth quarter of 2018

Results of Operations

During the three-month and six-month periods ended June 30, 2016, our operations were focused on (i)

completing earth work excavations on the Paradisus Papagayo Bay Resort & Luxury Villas property; (ii)

furthering discussions with prospective project development partners; (iii) pursuing additional debt financing to fund the construction of the project.

The Company has been funded since inception from debt or equity placements and by shareholders or partners in the form of loans. Capital raised to date has been allocated primarily to the development of the

Costa Rican property, including the purchase of the land and general and administrative costs.

Comprehensive Losses

The variance in losses over the comparative three- month periods is reconciled below:

Three  months  April  1  to   June  30,  2015

(5,990,275)

Variances  during  the  3  months

Decrease  in  general  and  administrative  expenses

4,515,817    Prima rily:

Reversal  of  previous  quarters  accruals

Increase  in  impa irme nt  expenses

(296,663)   Prima rily  on  down payments   "La

Punta"

Increase  in  interest  income

7,206     Increase  in deposits

Increase  in  interest  expenses

(345,291)   Significantly  higher  debt

Decrease  in  amor tization  of  debt  issuance

60,816     Reclassification

Change in  fair  values of   conversion  features

771,529     Prima rily  periodic  amor tization

Increase  in  unrealized  exchange  gains

2,902,145     Currency  fluctuations

Decrease  in  other  income   /  (expenses)

49,774     Prima rily  reversal  of  previous

quarters

accrual  for  penalty  on  ma nageme nt

Income  Taxes

-

Decrease  in  foreign  currency  translation

559,039    Currency  fluctuations

Total  varian ces

8,224,374

Three  months  April  1  to   June  30,  2016

2,234,099

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

Capital Expenditures

The Company expended a significant amount on capital expenditures for the period from inception to June

30, 2016, in connection with the purchase of land concessions in Costa Rica, as well as the planning and construction of the project and expects to incur future cash outflows on capital expenditure as discussed in the "Liquidity and Capital Resources" and the "Going Concern" paragraphs below.

Liquidity and Capital Resources

Since inception the Company has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

As of June 30, 2016 and December 31, 2015, the following were working capital items:

June  30,

December 31

2016

2015

Current assets

Cash and cash equivalents

42,927

111,830

Receivable from  related parties

15,957

19,945

Other  assets

389,591

158,574

Accounts receivable

-

-

Total  current  assets

448,475

290,349

Current  liabilities

Bank liabilities

219,479

179,313

Accounts  payable

5,765,019

8,048,608

Accrued expenses

7,559,166

7,831,247

Notes  payable

2,706,861

2,736,912

Notes payable to  related parties

2,287,688

1,130,978

Bonds

12,366,193

8,347,717

Total current liability

30,904,404

28,274,775

Net working capital

(30,455,930)

(27,984,426)

As of June 30, 2016 and December 31, 2015, the following were the items making up the total stockholders’

deficit:

June  30,

December 31

2016

2015

Assets

Current  assets

448,475

290,349

Non-current assets

68,642,963

67,007,090

Total  assets

69,091,438

67,297,439

Liabilities

Current  liabilities

30,904,405

28,274,775

Non-current  liabilities

86,488,325

80,287,652

Total  liabilities

117,392,731

108,562,427

Total stockholders,

deficit

(48,301,293)

(41,264,988)

The Company’s negative net working capital of $30,904,404 is of concern; however, based on the guaranty signed by certain principals, the Company believes that it can address liquidity problems.

Net cash flow used in operating activities for the six-month period ended June 30, 2016, was $6,499,363, as compared to $3,806,738 for the six-month period ended June 30, 2015.

The Company expects to continue to use net cash flow in operating activities until we complete the Paradisus

Papagayo Bay Resort & Luxury Villas project, which completion is projected for the fourth quarter of 2018.

Net cash used in investing activities for the six-month period ended June 30, 2016, was $973,070 as compared to $4,691,170 for the six-month period ended June 30, 2015. Net cash used in investing activities in the current six-month period is comprised of the purchase of property and equipment, and deposits related to construction, offset by receivables from related party’s collection of cash for a down payment and restricted cash. Net cash used in investing activities in the prior comparable six-month period was comprised of the purchase of property and equipment, down-payments for property and equipment offset by receivables from related parties, deposits related to construction and restricted cash. We expect negative net cash flow in investing activities to continue while in the process of developing the Paradisus Papagayo Bay Resort &

Luxury Villas.

Net cash provided by financing activities for the six-month period ended June 30, 2016, was $7,399,141 as compared to $9,191,280 for the six-month period ended June 30, 2015. Net cash provided by financing activities in the current six-month period is comprised of proceeds from notes payable to related parties, and proceeds from bond issuances net of commissions, offset by a decrease in bank liabilities repayment of notes payable to related parties, the payment of debt issuance costs, and changes in other debt. Net cash provided by financing activities in the prior comparable six-month period was comprised of proceeds from notes payable related parties, and proceeds from bond issuances net of commissions, offset by the decrease in bank liabilities, the payment of debt issuance costs, and changes in other debt. We expect net cash flow provided by financing activities to continue due to the financing necessary to complete the development of the

Paradisus Papagayo Bay Resort & Luxury Villas.

Management believes that cash on hand, related party loans and the assurance of the Guaranty Agreement as described in the going concern paragraph below are sufficient for us to conduct operations over the next twelve months.

We had no formal lines of credit or other bank financing arrangements as of June 30, 2016. However, the

Company’s main bank allowed a short term overdraft.

We have commitments for executed purchase orders and agreements in the amount of $57 million as of June

30, 2016, in connection with the development of the Paradisus Papagayo Bay Resort & Luxury Villas, which commitments are included in the required estimated net financing of $192 million (excluding overhead expenses) to complete the project. Most material commitments are not contractually agreed as of the end of the period. We have cancellable commitments to Meridian that are not included in the required financing for the development of the Paradisus Papagayo Bay Resort & Luxury Villas of approximately $15,000,000 as of

June 30, 2016, for the purchase of two additional concession properties in Polo Papagayo, Guanacaste, Costa

Rica.

We maintain a defined benefit plan that covers all of our Swiss employees and have employment agreements with our Chief Executive Officer and Chief Operating Officer as of June 30, 2016.

We have no current plans for significant purchases or sales of plant or equipment, except in connection with the planned construction of the Paradisus Papagayo Bay Resort & Luxury Villas.

We have no current plans to make any changes in the number of our employees as of June 30, 2016.

Future Financings

A letter of engagement was executed with ISM Capital LLP (“ISM”), a London based investment firm, on

March 10, 2015, for the purpose of conducting a $100 million asset backed bond issuance. On October 4,

2015, the bilateral agreement with ISM was extended into a multilateral agreement, by incorporating Stifel

Ncolaus Europe Ltd, to enlarge the territories in which the offering could be effectively presented to include

North America. In June 2016, the respective parties agreed to terminate the cooperation, which did not provide the anticipated results. A formal termination letter has been prepared and a termination fee of

$100,000 was agreed by the parties and charged to the consolidated statements of comprehensive loss.

On May 9, 2016, the Company signed an agreement with “Median Trust SA”, by which this service provider is mandated to set-up a special purpose vehicle (“SPV”), as a “Compartment” in accordance with

Luxembourg law. The objective of the SPV is to obtain an investment grade rating and to make a bond offering of not less than $100 million. The SPV will therefore be the issuer, however, the responsibility to place the bonds remains with the Company.

Off-Balance Sheet Arrangements

As of June 30, 2016, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

192,000,000

d.    Overhead expenses

20,000,000

e.    Total, excluding other potential projects

$

212,000,000

Seventy percent (70%) of the “Net project cost” is intended to be financed through the issuance of secured bonds, for which negotiations have been initiated. The remaining thirty percent (30% of the “Net project cost”, as well as “non-recuperated overhead expenses” and the cost of potential “other projects” are intended to be financed by the main shareholders or lenders of the project in the absence of alternative financing commitments, i.e. Zypam Ltd., shareholder and related entity to Mr. Josef Mettler, Mr. Hans Rigendinger,

shareholder, Chief Operating Officer and Company Board Member, Dr. Max Rössler, Company Board

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

Based on this Guaranty Agreement, management believes that available funds are sufficient to finance cash flows for the twelve months subsequent to June 30, 2016, and the filing date, though future anticipated cash outflows for investing activities will continue to depend on the availability of financing.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2016, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.

RISK FACTORS

Not required of smaller reporting companies.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS ON SENIOR SECURITIES

None

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

None

ITEM 6.

EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 51 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SunVesta, Inc.

Date

/s/ Hans Rigendinger

August 19, 2016

Hans Rigendinger

Chief Executive Officer, Chief Financial Officer,

Principal Accounting Officer Chief Operating

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

3.1.4*

Amended Articles of Incorporation (incorporated by reference from the Form 8-K filed with the Commission on

September 27, 2007).

3.2.1*

Bylaws (incorporated by reference from the Form 10-SB filed with the Commission on December31, 1999).

3.2.2*

Amended Bylaws (incorporated by reference from the Form 10-QSB filed with the Commission onNovember

17, 2003).

10.1*

Securities Exchange Agreement and Plan of Exchange dated June 18, 2007 between the Company and SunVesta

AG (formerly ZAG Holdings AG) (incorporated by reference from the Form 8-K filed with the Commission on

June 21, 2007).

10.2*

Purchase and Sale Agreement between ZAG Holding AG and Trust Rich Land Investments,Mauricio Rivera

Lang dated May 1, 2006, for the acquisition of Rich Land Investments Limitada.

10.3*

Debt Settlement Agreement dated March 1, 2010, between the Company and Zypam, Ltd.(incorporated by reference from the Form 8-K filed with the Commission on March 10, 2010).

10.4*

Debt Settlement Agreement dated March 1, 2010, between the Company and Hans Rigendinger(incorporated by reference from the Form 8-K filed with the Commission on March 10, 2010).

10.5*

Guaranty Agreement dated July 16, 2012, between SunVesta AG, Josef Mettler, Hans Rigendingerand Max

Rӧssler.

10.6*

Employment Agreement dated January 1, 2013 between the Company and Hans Rigendinger (incorporated by reference to the Form 8-K filed with the Commission on February 4, 2013.

10.7*

Employment Agreement dated July 4, 2013 between the Company and Josef Mettler(incorporated by reference to the Form 10-Q filed with the Commission on October 10, 2013).

10.8*

Assignment of Debt Agreement dated December 31, 2012, between the Company, SunVesta AG and Aires

International Investments, Inc. (incorporated by reference to the Form 10-Q filed with the Commission on

December 13, 2013).

10.9*

Debt Settlement Agreement dated December 31, 2012, between the Company andHans Rigendinger

(incorporated by reference to the Form 10-Q filed with the Commission on December 13,2013).

10.10*

Loan Agreement dated October 31, 2013, between SunVesta AG and Aires International Investments, Inc.

(incorporated by reference to the Form 10-Q filed with the Commission on December 13,2013).

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

14*

Code of Business Conduct and Ethics adopted on July 16, 2015 (incorporated by reference to theForm 10-Q filed with the Commission on August 19, 2015).

21*

Subsidiaries of the Company (incorporated by reference from the Form 10-K filed with the Commission on April

15, 2015).

31

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of2002.

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

†

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not“filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, or

deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and

otherwise is not subject to liability under these sections.

1