Form 10-Q
period 2016-09-30
SUNVESTA, INC.
filed 2016-11-14
CIK 1060409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY   REPORT   PURSUANT   TO   SECTION   13   OR   15(D)   OF   THE   SECURITIES

EXCHANGE  ACT OF 1934 for the quarterly period ended September 30, 2016.

☐TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE  SECURITIES

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

13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  during  the  preceding  12  months  (or  for  such shorter  period that  the registrant  was  required to file such  reports),  and (2)  has  been  subject  to such filing requirements for the past 90 days. Yes ☑ No ☐



Indicate  by  check  mark  whether   the  registrant   has  submitted  electronically  and  posted  on  its

corporate  Web  site,  if  any,  every  Interactive  Data  File required  to  be  submitted  and  posted  pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such

shorter period that the registrant was required to submit and post such files). Yes ☑    No ☐



Indicate by check mark whether  the registrant is a large accelerated filer, an accelerated filer, a non-

accelerated  filer,  or  a  smaller  reporting  company.  See  the  definitions  of  “large  accelerated  filer,”

“accelerated  filer”  and  “smaller  reporting  company”  in  Rule  12b-2  of  the  Exchange  Act.  Large

accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐ Smaller reporting company ☑



Indicate  by  check  mark  whether  the  registrant  is  a  shell  company  (as  defined  in  Rule  12b-2  of  the

Exchange Act). Yes ☐ No ☑



Indicate  the  number  of shares outstanding of  each of the  issuer’s  classes of  common  stock,  as of  the latest  practicable  date.  The  number  of  shares  outstanding  of  the  issuer’s  common  stock,  $0.01  par value (the only class of voting stock), at November 11, 2016, was 95,941,603.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item 1.

Financial Statements:

3

Consolidated Balance Sheets as of September 30, 2016 (Unaudited)  and

4

December 31, 2015

Unaudited  Consolidated Statements of  Comprehensive Loss (unaudited) for the

5

three and nine months ended September  30, 2016 and September 30, 2015

Unaudited Consolidated Statements of Stockholders’ Equity (unaudited) for the

6

nine months ended September 30, 2016

Unaudited  Consolidated Statements of Cash Flows (unaudited) for the nine

7

months ended September 30, 2016 and September 30, 2015

Notes to Unaudited  Consolidated Financial Statements

8

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of

38

Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

47

Item 4.

Controls and Procedures

48

PART II-OTHER INFORMATION

Item 1.

Legal Proceedings

49

Item 2.

Risk Factors

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

Form 10-Q reflect all adjustments necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

SUNVESTA, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2016

December 31, 2015

(Unaudited)

Assets

Current assets

Cash and cash equivalents

2,985,698

111,830

Receivable from related parties

20,643

19,945

Other assets

549,978

158,574

Total current assets

$

3,556,320

290,349

Non-current assets

Property and equipment - net

65,084,427

61,271,424

Deposits related to construction work

190,577

798,874

Notes receivable

280,242

280,242

Down payment for property and equipment

2,369,816

2,972,083

Restricted cash

1,673,563

1,684,467

Total non-current assets

$

69,598,624

67,007,090

Total assets

$

73,154,944

67,297,439

Liabilities and stockholders' deficit

Current liabilities

Bank liabilities

-

179,313

Accounts payable

4,814,034

8,048,608

Accrued expenses

9,109,806

7,831,247

Note payable

2,660,607

2,736,912

Notes payable to related parties

6,023,048

1,130,978

Convertible CHF-Bond

5,988,898

-

EUR-Bond

8,728,720

8,347,717

Total current liabilities

$

37,325,113

28,274,775

Non-current liabilities

Convertible CHF-Bond

32,405,820

25,866,148

Liability related to conversion feature

6,760,662

6,976,322

Notes payable to related parties

48,611,633

47,198,362

Other long-term debts

-

36,140

Pension liabilities

215,825

210,680

Total non-current liabilities

$

87,993,940

80,287,652

Total liabilities

$

125,319,053

108,562,427

Stockholders' equity

Preferred stock, $0.01 par value; 50,000,000 shares

authorized, no shares issued and outstanding

Common stock, $0.01 par value; 200,000,000 shares

authorized; 95,941,603 shares issued and outstanding

959,416

959,416

Additional paid-in capital

23,168,285

23,403,438

Accumulated other comprehensive income / (loss)

(923,062)

1,778,961

Accumulated deficit

(75,368,748)

(67,406,803)

Total stockholders' deficit

$

(52,164,109)

(41,264,988)

Total liabilities and stockholders' deficit

$

73,154,944

67,297,439

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

Three months ended

Nine  months ended

September 30,

September 30,

2016

2015

2016

2015

(Unaudited)

(Unaudited)

(Unaudited)

(Unaudited)

Revenues

Revenues, net

-

-

-

-

Cost of revenues

-

-

-

-

Gross profit

$

-

-

-

-

Operating Expenses

General and administrative expenses

(1,071,827)

(1,117,470)

(3,998,562)

(4,343,520)

Impairment expenses

-

-

(296,663)

-

Total operating expenses

$

(1,071,827)

(1,117,470)

(4,295,224)

(4,343,520)

Income / (loss) from operations

$

(1,071,827)

(1,117,470)

(4,295,224)

(4,343,520)

Other income / (expenses)

Interest income

15,134

8,175

46,162

26,657

Interest expense

(1,859,825)

(2,220,004)

(5,870,982)

(6,000,005)

Change in Fair Value of Conversion

680,580

-

1,860,806

-

Feature

Exchange differences

(1,240,451)

1,014,604

322,882

309,184

Other income / (expenses)

(15,064)

(35,098)

(25,589)

(84,424)

Total other expenses

$

(2,419,625)

(1,232,324)

(3,666,721)

(5,748,588)

Profit/ (loss) before income taxes

(3,491,452)

(2,349,793)

(7,961,945)

(10,092,108)

Income Taxes

-

-

-

(1,150)

Net income / (loss)

$

(3,491,452)

(2,349,793)

(7,961,945)

(10,093,258)

Comprehensive income / (loss)

Foreign currency translation

119,460

1,966,597

(2,702,023)

(518,566)

Comprehensive income / (loss)

$

(3,371,991)

(383,197)

(10,663,968)

(10,611,824)

Earnings / (loss) per common share

Basic and diluted

$

(0.03)

(0.02)

(0.08)

(0.11)

Weighted average common shares

Basic and diluted

101,740,479

95,842,702

99,707,537

93,798,380

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

Common

Additional

Accumulated

Total

Stock

Paid-in

Other

Accumulated

Treasury

Stockholders’

Capital

Comprehensive

deficit

Stock

Equity

Income (Loss)

(Deficit)

December 31, 2015

$

959,416    $    23,403,438    $

1,778,961    $     (67,406,803)    $

-    $     (41,264,988)

Translation

adjustments

-

-

(2,702,023)

-

-

(2,702,023)

Net loss

-

-

-

(7,961,945)

-

(7,961,945)

Stock based

compensation expense

-

(235,153)

-

-

-

(235,153)

September 30, 2016

$

959,416    $    23,168,285    $

(923,062)    $     (75,368,748)    $

-    $     (52,164,109)

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

January 1, to

January 1, to

September 30, 2016

September 30, 2015

(Unaudited)

(Unaudited)

Cash flow from operating activities

Net loss

$

(7,961,945)

(10,093,259)

Adjustments to reconcile net loss to net cash

Depreciation and amortization

29,585

50,641

Impairment on Down Payment

296,663

-

Amortization of debt issuance costs and commissions

1,776,231

2,540,765

Accrued interest on debt

2,696,792

-

Unrealized exchange differences

(411,374)

(496,382)

Stock compensation expense

(235,153)

435,608

Expenses (+) / Income (-) related to conversion feature

(386,185)

-

- Cash flow impact of increase / decrease in:

Other current assets

759,303

(12,761)

Accounts payable

(3,042,107)

1,694,770

Accrued expenses

424,203

2,743,294

Net cash used in operating activities

$

(6,053,988)

(3,137,324)

Cash flow from investing activities

Other receivables from related parties

-

(1,685,099)

Payments to acquire property, plant and equipment

(1,198,012)

(6,440,625)

Payments to acquire projects

-

(250,000)

Proceeds from sale of property, plant and equipment

36,578

-

Deposits related to construction

(641,818)

3,311

Down payments for property and equipment

309,023

(307,841)

Restricted cash

14,050

36

Net cash used in investing activities

$

(1,480,178)

(8,680,218)

Cash flows from financing activities

Repayments of bank liabilities

(178,053)

(153,375)

Proceeds from notes payable related parties

8,233,385

9,185,499

Repayment of notes payable related parties

(7,784,216)

-

Proceeds from bond issuance, net of commissions and debt

11,127,996

9,616,664

Repayment of bonds

(890,379)

(6,443,246)

Repayments of note payable and other debt

(125,769)

(174,760)

Net cash provided by financing activities

$

10,382,963

12,030,782

Effect of exchange rate changes

25,070

(22,005)

Net increase / - decrease in cash

2,873,867

191,235

Cash and cash equivalents, beginning of period

111,830

14,347

Cash and cash equivalents, end of period

$

2,985,697

205,582

Additional information

Capitalized interest and debt issuance costs for construction (non-

2,679,526

-

Reversal of capitalized payment obligation for construction (non-

451,816

Assumption of payables due from AIRES by Global Care AG (non-

7,621,345

-

Assumption of payables due from Global Care AG by Sportiva (non-

1,533,150

-

Repayment of Specogna Holding AG loan by Aires

-

-

Interest paid

-

-

Assumption of receivables from Josef Mettler by AIRES (non-cash)

-

1,507,128

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

1.

CORPORATE INFORMATION

On   August   27,   2007,   SunVesta   Inc.   (“Company”)   acquired   SunVesta   Holding   AG

(“SunVesta   AG”).   Until   recently,   SunVesta   AG   held   five   wholly-owned   subsidiaries:

SunVesta   Projects   and   Management   AG,   a   Swiss   company;   Rich   Land   Investments

Limitada,  a  Costa  Rican  company  (“Rich  Land”);  SunVesta  Costa  Rica  Limitada,  a  Costa

Rican  company  (“SVCR”),  Altos  del  Risco  SA,  a  Costa  Rican  company  (“AdR”)  and

SunVesta Holding España SL (“España”), a Spanish company.

Effective  May  21,  2016,  the  three  Costa  Rican  companies  have  been  merged,  whereby

Altos  del  Risco  SA  absorbed  its  two  affiliated  companies  and  subsequently  changed  its name to SunVesta Costa Rica SA.

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

September 30, 2016

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

In  August  2014,  the  Financial  Accounting  Standards  Board  (FASB)  issued  Accounting

Standards  Updates  (ASU)  2014-15  requiring  an  entity’s  management  to  evaluate  whether there  are  conditions  or  events,  considered  in  aggregate,  that  raise  substantial  doubt  about entity’s  ability  to  continue  as  a  going  concern  within  one  year  after  the  date  that  the

financial   statements   are  issued  (or   within   one   year   after   the   date   that   the   financial

statements  are  available  to  be  issued  when  applicable).  The  amendments  to  (ASU)  2014-

15  are  effective  for  the  annual  period  ending  after  December  15,  2016,  and  for  annual periods  and  interim  periods  thereafter.  Early  application  is  permitted.  The  Company  is  in the  process  of  evaluating  the  prospective  impact  that  (ASU)  2014-15  will  have  on  its balance sheet.

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

The  Company  had  unamortized  debt  issuance  costs  of  $2,375,877  and  $2,995,209  as  of

September  30,  2016  and  December  31,  2015  respectively.  The  Company  reclassified amortization  of  debt  issuance  cost  and  commissions  in  the  amount  of  $792,583  and

$674,617 to interest expense for the three- months’ periods ended September 30, 2016 and

September 30, 2015, respectively.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

2.

SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

New accounting standard updates – adopted - continued

This ASU was applied retrospectively for all periods presented.

In  August  2016,  the  Financial  Accounting  Standards  Board  (FASB)  issued  Accounting

Standards  Updates  (ASU)  2016-15  which  clarifies  how  certain  cash  receipts  and  cash payments are presented and classified in the statement of  cash flows. The amendments are intended  to  reduce  diversity  in  practice.  As  the  update  specifies  presentation  in  certain

particular   cases,   they   have   no   impact   on   the   company’s   financial   statement   as   of

September 30, 2016, respectively.

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

Total, excluding other potential projects

$

212,000,000

Seventy  percent  of  the  net  project  cost  is  intended  to  be  financed  through  the  issuance  of secured  bonds,  for  which  negotiations  have  been  initiated.  The  remaining  thirty  percent  of the  net  project  cost,  as  well  as  non-recuperated  overhead  expenses  are  intended  to  be financed by the main shareholders or lenders of the project, i.e. Zypam Ltd., shareholder and related  entity  to  the  late  Mr.  Josef  Mettler,  Mr.  Hans  Rigendinger,  shareholder,  Company

Director  and  interim  Chief  Executive  Officer,  Dr.  Max  Rӧssler,  controlling  shareholder  of

Aires International Investment, Inc. and Company Director.

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

On  October  28,  2016,  Hans  Rigendinger  and  Dr.  Max  Rössler  formally  agreed  to  maintain the  guaranty,  as  necessary, until  completion  of  the  construction of  Paradisus  Papagayo  Bay

Resort & Luxury Villas, after which date the guaranty will expire.

The  Guaranty  Agreement  requires  that  within  30  days  of  receiving  a  demand  notice,

requested  funds  are  made  available  by  the  guarantors  to  the  Company.  Based  on  this guaranty,  management  believes  that  available funds are sufficient to finance cash flows for the  twelve  months  subsequent  to  September  30,  2016  and  the  filing  date,  though  future anticipated  cash  outflows  for  investing  activities  continue  to  depend  on  the  availability  of financing.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

4.

CASH AND CASH EQUIVALENTS

Cash   and   cash   equivalents   are   available   to   the   Company   without   any   restriction   or

limitation  on  withdrawal  and/or  use  of  these  funds.  The  Company’s  cash  equivalents  are placed  with  financial  institutions  that  maintain  high  credit  ratings.  The  carrying  amounts of these assets approximate their fair value.

USD

CHF

Other

Total

Total

Cash and cash

equivalents

September 30, 2016    December 31, 2016

original currency   52,765     2,830,117

14,655

in  $

52,765    2,921,140

11,793

2,985,698

111,830

USD ($)  =

US Dollar

EURO    =

Euro

CHF

=

Swiss Francs

AUD

=

Australian Dollar

CRC

=

Costa Rican Colón

5.

RESTRICTED CASH

As of September 30, 2016, the Company has the following restricted cash positions:

Restricted Cash

September 30, 2016

December 31, 2015

$

$

Credit Suisse in favor of BVK pension fund

131,911

128,805

Banco Lafise in favor Costa Rican Tourism Board

933,350

-

HSBC in favor of Costa Rican Tourism Board

-

370,000

Banco National de Costa Rica in favor of the Costa

Rican Tourism Board

-

563,350

Banco Lafise in favor Costa Rican Environmental

Agency – SETENA

608,302

-

Banco Nacional de Costa Rica in favor of the Costa

Rican Environmental Agency – SETENA

-

622,312

Gross

1,673,563

1,684,467

Restricted   cash   positions   in   favor   of   Costa   Rican   Tourism   Board   and   Costa   Rican

Environmental  Agency  –  SETANA  are  related  to  the  hotel  project  in  Costa  Rica  and therefore their release is not expected before finalization of the corresponding project. Due to this fact, these restricted cash positions have been classified as long term.

The  restricted  cash  position  in  favor  of  BVK  pension  fund  is  a  rental  deposit  related  to  a long  term  lease  contract  for  office  space.  Therefore,  this  restricted  cash  position  is  also classified as long term.

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

$25,000.  Including  accrued  fixed  interest,  the  overdue  amount  at  September  30,  2016  was approximately $280,000.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

7.

PROPERTY & EQUIPMENT

September  30, 2016

December  31, 2015

Land

$

19,700,000

19,700,000

IT  Equipment

232,537

185,846

Other  equipment  and  furniture

231,142

278,000

Leasehold  improvements

77,846

66,617

Vehicles

74,000

139,000

Construction  in-process

45,289,888

41,412,351

Gross

65,605,413

61,781,814

Less  accumulated  depreciation

(520,986)

(510,390)

Net

$

65,084,427

61,271,424

Depreciation expenses for the period ended

September 30, 2016  and  2015

29,585

16,802

Property  and  equipment  is  comprised  primarily  of  land  held  in  Costa  Rica  that  is currently  being  developed  for  hotels  and  capitalized  project  costs  in  connection  with the  Papagayo  Gulf  Tourism  project.  The  land  amounts  to  $19.7  million  related  to  the concessions  held  by  SunVesta  Costa  Rica  SA.  $7  million  (~84,000  m2)  and  $12.7 million (~120,000 m2).

The  $7  million  concession is  a  right  to  use  the  property for  a  specific  period  of  time  of initially  20  years  from the  date  of  grant,  which  thereafter  can  be  renewed  at  no  further cost,  if  the  landholder  is  up  to  date  with  its  obligations  and  if  there  is  no  significant change in government policies. The current concession initially expired in June 2022.

The  $12.7  million  concession  is  also  a  right  to  use  the property for  a  specific  period  of time of initially  30  years  from  the  date  of  grant,  which  thereafter  can  be  renewed  at  no further  cost,  if  the  landholder  is  up  to  date  with  its  obligations  and  if  there  is  no significant  change  in  government  policies.  The  current  concession  initially  expired  in

November 2036.

On  July  14,  2015,  the  Consejo  del   Polo  de  DesarrolloTuristico  Papagayo  at  ICT

(Council   of   Papagayo   Tourism   Development   Project),   unanimously   approved   the

extension of both concessions until 2052.

The  construction  in  process  through  December  31,  2015  and  September  30,  2016,  is represented  primarily  by  architectural  work  related  to  the  hotel  and  apartments  as  well as construction work.

Deposit related to construction work

For  the  quarter  ended  September  30,  2016,  the  Company  made  deposits  with  several contractors  to  initiate  earth  moving  groundwork.  These  deposits  will  be  offset  against

invoices   for   such   groundwork   as   completed.   As   of    September    30,   2016   and

December    31,    2015,    the    Company    has    deposits    of   $190,577   and   $798,874

respectively, which have not yet been set off.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

8.

DOWN PAYMENTS FOR PROPERTY & EQUIPMENT

September 30, 2016

December 31, 2015

La Punta (neighboring piece of land)

2,669,816

2,669,816

Hotel Engadina

-

302,267

Gross

$

2,669,816

2,972,083

Value adjustement on Down Payment La Punta

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

During  the  second  quarter  of  2013,  the  Company  entered  into  a  new,  revised  agreement for the purchase of the said properties with a total purchase price of $17,500,000.

As of this balance sheet day, the following is the situation:

Description

Original seller

Third party

Total

USD

USD

USD

Total commitment

9,500,000

8,000,000

17,500,000

Payments till 30 September 2016

1,669,816

1,000,000

2,669,816

Thereof refundable:

(1,669,816)

(700,000)

(2,369,816)

thereof non-refundable

-

300,000

300,000

Total outstanding at 30 September 2016

7,830,184

7,000,000

14,830,184

Thereof overdue

(7,830,184)

(7,000,000)

(14,830,184)

Thereof not overdue

-

-

-

In  light  of  the  above  situation  the  Company  is  in  discussions  with  the  Original  Seller regarding  an  extension  and  adaptation  of  the  current  agreement,  which,  for  all  practical reasons, must be considered obsolete.

Additionally,  a  failure  to  pay  will  lead  to  liquidated  damages  of  5%  of  any  installments paid toward the purchase price. Should the Company not be successful in obtaining a time extension  for  the  payment  of  the purchase price or  amendment  to the purchase agreement it  will  have to write-off  $300,000  of  that  purchase  price  paid in  2013 for  the  new,  revised agreement  and  5%  of  additional  damages  on  the additional  $1,000,000 paid for a total  of

$50,000, which is not refundable as per contract terms.

Both,  the  $300,000  write-off  (accounted  for  as  impairment  expenses)  as  well  as  the

$50,000  for  additional  damages  (accounted  for  as  general  and  administrative  expenses)

have been provided for in the results year-to-date 2016.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

8.

DOWN PAYMENTS FOR PROPERTY & EQUIPMENT - CONTINUED

Down payment for Purchase Four Hotels in the Canton of Graubünden, Switzerland

On   September   19,  2015,  the   Company  signed  an  option   agreement   to   acquire  four

existing  hotels  in  the  Canton  of  Graubünden,  Switzerland  with  an  unrelated  third  party.

The  properties  optioned  comprise  an  aggregate  of  141  rooms.  The  consideration  for  the option was CHF 300,000, which amount was paid on October 25, 2015.

Dated  May  10,  2016,  the  Company,  QuadEquity  Holdings  AG  and  the  potential  Seller  of the  four  hotels  concluded  an  agreement,  whereby  QuadEquity  Holdings  AG  assumed  all of  the Company’s rights and obligations from the original contract. In return, QuadEquity

Holdings  AG  would  pay  the  Company  the  amount  of  $302,000  (CHF  300,000)  before

May 30, 2016. This payment was received by the Company on June 1, 2016.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

Level 2

Quoted  process  for  similar  instruments  in  active  markets,  quoted  prices  for identical  or  similar  instruments  in  markets  that  are  not  active;  and  model-

derived  valuations  in  which  significant  inputs  or  significant  value  drivers  are observable in active markets.

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

As  of  September  30,  2016  and  December  31,  2015,  respectively,  there  are  no  financial assets  or  liabilities  measured  on  a  recurring  basis  at  fair  value  with  the  exception  of  the liability related to the conversion feature.

In   addition   to   the   methods   and   assumptions   to   record   the   fair   value   of   financial

instruments   as   discussed   above,   the   Company   used   the   following   methods   and

assumptions to estimate the fair value of our financial instruments:

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

Scholes  model  to  calculate  the  option  value  at  each  reporting  date  and  multiplied  by  the  number  of potentially convertibleshares.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

9.

FAIR VALUE MEASUREMENT - CONTINUED

The fair value of our financial instruments is presented in the table below:

September  30,  2016

December  31,  2015

Carrying

Fair

Carrying

Fair

Amount $

Value $

Amount $

Value $

Levels   Reference

Cash andcash equivalents

2,985,698

2,985,698

111,830

111,830

1

Note  4

Restricted cash

1,673,563

1,673,563

1,684,467

1,684,467

1

Note  5

Receivables from  related parties  –

20,643

20,643

19,945

19,945

3

Note  10

Accounts Payable

4,814,034

4,814,034

8,048,608

8,048,608

1

-

Bank liabilities

-

-

179,313

179,313

1

Note  11

Note  payable

-

-

-

-

1

Note  17

Notes  payable  to  related parties  –

4,256,580

4,256,580

-

-

3

Note  10

Dr.  M. Rӧssler  (current)

Notes  payable  to  related parties  –

2,021

2,021

1,973

1,973

3

Note  10

Notes  payable  to  related parties  –

1,764,447

1,764,447

1,129,005

1,129,005

3

Note  10

Notes  receivable

280,242

280,242

280,242

280,242

3

EUR-bonds

8,728,720

8,728,720

8,488,631

8,488,631

3

Note  12

Convertible CHF-bonds

38,394,718

38,394,718

28,720,443

28,720,443

3

Note  12

Notes  payable  to  related parties  –

48,611,633

48,611,633

47,198,362

47,198,362

3

Note  10

Liability related  to conversion

6,760,662

6,760,662

6,976,322

6,976,322

3

Note  12

The  Company's  financial  liabilities  measured  at  fair  value  on  a  recurring  basis  consisted of the liability related to conversion feature as of the following date:

Balance at December 31, 2015

6,976,322

Additions

1,474,622

Change in Fair Value of Conversion Feature

(1,860,806)

FX Revaluation

170,524

Balance at September 30, 2016

6,760,662

Total  income  (+)  or  expense  (-)  related to the conversion  feature in the nine  months  up to

September  30, 2016, amounts to  $386,184. The  Company used  a Black-Scholes model  to value  the  liability related  to  conversion  feature  as  of  September  30,  2016  and  December

31,   2015.   Increase   of   the   conversion   feature   due   to   increase   of   bond   volume   are

accounted for under interest expense.

The assumptions as of December 31, 2015 are as follows:

Stock Price: CHF 5.08

Annualized Risk Free

Rate: 0.72% Exercise Price: CHF 8

Annualized

Volatility:    80% Time to Maturity: 2.75 years

The assumptions as of September 30, 2016 are as follows:

Stock Price: CHF 5.08

Annualized Risk Free

Rate: 0.00% Exercise Price: CHF 8

Annualized

Volatility:    80% Time to Maturity: 2 years

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

10.

RELATED PARTY TRANSACTIONS

The notes payable to and receivables from related parties are composed of the follows:

Receivables

Payables

September 30,

December     September 30,

December 31,

2016

31, 2015

2016

2015

1   Hans Rigendinger

-

-

2,021

1,973

2   Aires International

-

-

48,611,633

47,198,362

3   Akyinyi  Interior and Exterior

-

-

Decoration

290,000

290,000

4   Global Care AG

-

-

1,474,447

240,210

5   Geoffrey Long

-

19,945

-

-

6   Sportiva participations ag

-

-

-

528,660

7   Late Josef Mettler

-

-

-

70,135

8   QuadEquity Holdings

-

-

-

-

9   4f capital ag

-

-

-

-

10   Dr. Max Rössler

-

-

4,256,580

-

11   Turan Tokay

20,643

-

-

-

Total excluding interest

20,643

19,945

54,634,681

48,329,340

Accrued interest

-

-

4,489,666

6,370,579

Total

20,643

19,945

59,124,348

54,699,919

of which non-current

-

-

48,611,633

47,198,362

Related party

Capacity

Interest    Repayment

Rate

Terms

Security

1     Hans Rigendinger     Shareholder, interim CEO and Company board

member

3%

none

none

2     Aires International    Company owned by Dr. Max Rössler, a board member

Akyinyi Interior

3     and Exterior

Company owned by the widow of the late Josef

Decoration

Mettler

none

none

none

4     Global Care AG

Company owned by Dr. Max Rössler, a board

member

none

none

none

5     Geoffrey Long

Head of Accounting “The Americas”

none

none

none

6     Sportiva

participations ag

Company formerly owned by the late Josef Mettler

3%

none

none

7     Late Josef Mettler     Former shareholder, CEO, CFO and Company board

member

3%

none

none

8     QuadEquity

Company formerly owned by the late Josef Mettler

Holdings

(see above)

none

none

none

9     4f capital ag

Company formerly owned by the late Josef Mettler

(see above)

none

none

none

10    Dr. Max Rössler

Company board member

7.25%

none

none

11    Turan Tokay

Shareholder

3%

none

none

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

10.

RELATED PARTY TRANSACTIONS - CONTINUED

Loan agreement Aires International Investment Inc.

As of September 30, 2016 the Company owes Aires International Inc. the following:

Borrower

Debt instrument

Amount in

Amount in

Annual

Repayment

denominated in

CHF

USD

interest

date

CHF

rate

*

SunVesta Inc.

Promissory note

10,044,370

10,266,118

7.25%

Dec 31, 2017

SunVesta Inc.

Promissory note

10,000,000

10,220,769

7.25%

Dec 31, 2017

SunVesta Inc.

Promissory note

10,000,000

10,220,769

7.25%

Dec 31, 2017

SunVesta Inc.

Promissory note

4,888,220

5,045,435

7.25%

Dec 31, 2017

SunVesta Holding     Loan agreement

12,458,639

12,858,542

7.25%

Dec 31, 2017

Total

48,611,633

*

The notes may be repaid in whole or in part.

Loans Dr. Max Rӧssler

In the third quarter 2016, Dr. Max Rössler provided $4,202,378 (CHF 4,100,000). Interest of  $24,543  was  recorded  in  this  period,  resulting  in  a  total  balance  of  $4,256,580  as  of

September 30, 2016.

Loan Global Care AG

During  2014,  Global  Care  AG  loaned  the  Company  $190,270  (CHF  185,000),  which amount was repayable on October 31, 2014. The loan includes a fixed interest payment of

$20,570 (CHF 20,000).

Effective  June  30, 2016,  an amount  of  $1,440,875  (CHF  1,398,802)  was  transferred  from the loan account Dr. Max Rössler to the loan account Global Care AG.

Payable to the late Josef Mettler

During  the  third  quarter  2016  Josef  Mettler  passed  away  and  companies  formerly  owned by him are no longer related parties to the Company.

In  the  third  quarter  2016,  $17,775  was  advanced  to  the  late  Josef  Mettler  for  private expenses, accounted for as other assets as per September 30, 2016.

Current account Sportiva participations ag (a Josef Mettler company)

During the three-month period ended September 30, the following transaction occurred on the current  account  Sportive participation ag (only transactions up until  the death of  Josef

Mettler  on  September  12,  2016,  are  shown  as  Sportiva  is  no  longer  a  related  party  after this date):

CHF

USD

Balance June 30, 2016

(549,440)

(561,569)

Cash repaid to the Company

638,423

654,364

Interest credited to the account

(373)

(382)

Changes in foreign currency

-

(1,590)

Balance September  12,  2016

88,610

90,823

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

10.

RELATED PARTY TRANSACTIONS - CONTINUED

Service fees paid or payable to Akyinyi Interior and Exterior Decoration

During  the  three-month  periods  ended  September  30,  2016,  and  September  30,  2015,  the

Company  paid  or  accrued  fees  to  Akyinyi  Interior  and  Exterior  Decoration,  which  is  a company  owned  by  the  widow  of  the  late  Josef  Mettler,  related  to  interior  design  of  the

Papagayo Gulf Tourism project in the amount of $0 and $30,000 respectively. These costs have been capitalized to property and equipment.

Consulting Fees paid or payable to Cambridge Limited Corp.

During  the  three  month  periods  ended  September  30,  2016,  and  September  30,  2015,  the

Company paid fees to Cambridge Limited Corporation, which is a company owned by the father-in-law  of  the  late  Josef  Mettler.  These  fees  related  to  accounting  and  consulting services  rendered  to  the  Company  in  the  amount  of  approximately  $36,589  and  $48,500,

respectively.

Hans Rigendinger

There   are   amounts   payable   of   $1,973   as   of   December   31,   2015   and   $2,021   as   of

September 30, 2016.

11.

BANK LIABLITIES

The bank liability of  $0 and  $179,313 as  of  September  30,  2016  and  December  31, 2015,

respectively represented a temporary, secured overdraft facility, bearing an interest rate of some 9%.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

12.

BONDS

Description

EUR (€) bond new I

EUR (€) bond new II (parallel)

Issuer:

SunVesta Holding AG

SunVesta Holding AG

Type of securities:

Bond in accordance with Swiss law      Bond in accordance with Swiss law

Approval by SunVesta AG BOD:

October 31, 2013

May 19, 2014

Volume:

Up to EUR15,000,000

Up to EUR 15,000,000

Units:

EUR 10,000

EUR 10,000

Offering period:

11/07/2013 – 03/31/2014

05/01/14 – 06/30/14

Due date:

December 02, 2016

December 02, 2016

Issuance price:

100%

100%

Issuance day:

December 02, 2013

December 02, 2013 (retroactive)

Interest rate:

7.25% p.a.

7.25 % p.a.

Interest due dates:

December 02, 2013

December 02, 2016

Applicable law:

Swiss

Swiss

EURO  (€) Bond new I

EURO  Bond

EURO Bond

(New) 2016

(New) 2015

$

$

Balances January 1

6,871,630

7,355,572

Cash inflows

-

281,754

Cash outflows

-

-

Foreign currency adjustments

191,388

(765,696)

Sub-total

7,063,018

6,871,630

Discounts (commissions paid to bondholders) and

debt issuance costs

(588,613)

(588,613)

Accumulated amortization of discounts and

debt issuance costs

501,320

432,128

Total accumulated unamortized discounts and

debt issuance costs

(87,293)

(156,485)

Balances September 30 and December 31 (Carrying value)

6,975,725

6,715,145

As per date of this report the Company has realized a cumulative amount of EUR

6.3 million ($6.99 million) related to the EURO Bond I.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

12.      BONDS - CONTINUED

EURO  (€) Bond new II

EURO  Bond

EURO Bond

New II 2016

new  II 2015

$

$

Balances January 1

1,658,300

1,761,258

Cash inflows

-

-

Cash outflows

-

-

Foreign currency adjustments

75,013

(102,958)

Sub-total

1,733,313

1,658,300

Discounts (commissions paid to bondholders) and

debt issuance costs

(174,660)

(174,660)

Accumulated amortization of discounts and

debt issuance costs

194,342

148,932

Total accumulated unamortized discounts and

debt issuance costs

19,682

(25,728)

Balances September 30 and December 31 (Carrying value)

1,752,995

1,632,572

As per date of this report the Company has realized a cumulative amount of EUR 1.51 million ($1.67 million) related to the EURO Bond new II.

Description

CHF bond I (repaid)

CHF bond II parallel (repaid)

Issuer:

SunVesta Holding AG

SunVesta Holding AG

Type of securities:

Bond in accordance with Swiss law    Bond in accordance with Swiss law

Approval by SunVesta AG BOD:     June 03, 2011

May 19, 2014

Volume:

CHF 15,000,000

CHF 15,000,000

Units:

CHF 50,000

CHF 10,000

Offering period:

09/01/2011 – 02/28/2012

05/01/2014 – 06/30/2014

Due date:

August 31, 2015

August 31, 2015

Issuance price:

100%

100%

Issuance day:

September 01, 2011

September 01, 2013 (retroactive)

Interest rate:

7.25 % p.a.

7.25 % p.a.

Interest due dates:

August 31, 2015

August 31, 2015

Applicable law:

Swiss

Swiss

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

12.

BONDS - CONTINUED

On September 30, 2015, the Company approved the issuance of two new CHF-bonds. The major terms and conditions are the following:

Description

Convertible CHF Bond I

Convertible CHF Bond II

Issuer:

SunVesta Holding AG

SunVesta Holding AG

Type of securities:

Senior convertible bonds,

Senior convertible bonds,

convertible into shares of the issuer,     convertible into shares of the issuer,

in accordance with Swiss law

in accordance with Swiss law

Approval by SunVesta AG BOD: September 30, 2015

September 30, 2015

Volume:

Up to CHF 45,000,000

Up to CHF 15,000,000

Denomination:

CHF 5,000

CHF 5,000

Offering period:

October 01, 2015

October 01, 2015

Maturity date:

September 30, 2018

September 30, 2018

Issue price:

100%

100%

Redemption price:

100%

100%

Issuance date:

October 01, 2015

October 01, 2015

Coupon:

6.00 % p.a.

6.00 % p.a.

Interest due dates:

September 30 of each year, the first     September 30 of each year, the first

time September 30, 2016

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

Holding  AG.  One  is  a  $45,000,000  Convertible  Bond  and  the  other   a  $15,000,000

Convertible   Bond   as   presented   in   tables   above.   These   new   Convertible   bonds   are

substantially  different  than  the  previous  CHF  bonds  that  matured  in  the  third  quarter  of

2015  and  this  financing  is  therefore  accounted  for  as  an  extinguishment.  The  Company has  recorded  a  loss  on  extinguishment  equal  to  the  fair  value  of  the  conversion  feature.

Third  party  issuance  costs  totaling  $3,100,000  at  inception  have  been  capitalized  and amortized  over  the  life  of  the  bonds  under  the  effective  interest  rate  method.  Finally,  the change  of  the  fair  value  of  the  liability  related  to  conversion  feature  was  expensed  in  the period.

The nominal and carrying amounts have changed as follows:

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

-

-

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

12.

BONDS - CONTINUED

From  the  CHF  Bond  I  issue  in  this  roll  forward,  $2,005,548  was  reclassified  to  the

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

Sub-total

-

-

Discounts (commissions paid to bondholders)

-

(1,578,825)

Accumulated amortization of discounts

-

1,578,825

Unamortized discounts

-

-

Balances September 30 and December 31 (Carrying

-

-

value)

From  the  CHF  Bond  II  issue  in  this  roll  forward,  $185,127  was  reclassified  to  the

Convertible  CHF  Bond  I  in  the  fourth  quarter  of  2015.  Additionally,  $21,962,856  was reclassified to the Company's CHF Convertible Bond II.

Convertible CHF BOND I

Convertible

Convertible

CHF Bond I

CHF Bond I

2016

2015

$

$

Balances January 1

2,250,048

-

Cash inflows

1,640,887

100,990

Cash outflows

(103,008)

-

Foreign currency adjustments

64,760

(41,617)

Reclassifications to CHF Bonds

(634,186)

2,190,675

Sub-total

3,218,502

2,250,048

Discounts (commissions paid to bondholders) and debt

issuance costs

(136,722)

(136,219)

Accumulated Amortization of discounts and debt issuance costs

92,761

57,896

Reclassification to CHF Bonds

(104,038)

-

Total Accumulated Unamortized discounts and debt issuance

costs

(148,000)

(78,323)

Balances September 30 and December 31 (Carrying value)

3,070,502

2,171,725

In  the  fourth  quarter  of  2015,  the  Company  issued  this  Convertible  CHF  Bond  I  with funds  received  from  new  bondholders  totaling  $100,990.  Additionally,  $2,005,548  was reclassified  from  CHF  Bond  I  and  $185,127  was  reclassified  from  CHF  Bond  II.  In  the first quarter of 2016, the Company reclassified $634,186 to Convertible CHF Bond II.

As per date of this report, the Company has realized a cumulative amount of CHF 3.12 million ($3.21 million) related to the Convertible Bond I.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

12.

BONDS - CONTINUED

Convertible CHF BOND II

Convertible

Convertible

CHF Bond

CHF Bond II

II 2016

2015

$

$

Balances January 1

26,470,395

-

Cash inflows

11,364,139

1,747,122

Cash outflows

(787,371)

-

Foreign currency adjustments

712,559

(479,315)

Reclassifications to CHF Bonds

634,186

25,202,588

Sub-total

38,393,908

26,470,395

Discounts (commissions paid to bondholders) and debt issuance costs

(4,853,592)

(2,977,065)

Accumulated Amortization of discounts and debt issuance costs

1,679,863

201,093

Reclassification to CHF Bonds

104,038

-

Total Accumulated Unamortized discounts and debt issuance

costs

(3,069,692)

(2,775,972)

Balances September 30 and December 31 (Carrying value)

35,324,216

23,694,423

In the fourth quarter of 2015, the Company issued this Convertible CHF Bond II with funds

received    from   new   bondholders   totaling   $1,747,122.   Additionally,   $3,239,732   was

reclassified from CHF Bond  I  and  $21,962,856  was  reclassified  from  CHF  Bond  II.  In  the first quarter of 2016, the Company reclassified $634,186 from Convertible CHF Bond I.

As  per  date  of  this  report  the  Company  has  realized  a  cumulative  amount  of  CHF  37.20 million ($38.24 million) related to the Convertible Bond II.

Included  in  the  above  is an amount  of  approx.  $6.44 million (CHF  6.24  million),  which,  by agreement  between  the  Company and  the  bondholders  and  as  a  deviation  from the  standard terms,  are  repayable  as  of  February  28,  2017.  As  these  are  due  within  12  months  from  the reporting  date,  these  funds  are  classified  within  current  liabilities  on  the  consolidated balance sheet.

As  of  September  21,  2016,  the  Company  has  started  the  distribution  of  a  new  bond  with  a volume of CHF 20.0 million, to be underwritten until November 30, 2016.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

2016

2015

2016

2015

$

$

$

$

Current service cost

15,357

14,527

46,070

43,582

Net actuarial (gain) loss recognized

-

-

-

-

Interest cost

945

1,337

2,836

4,011

Expected return on assets

(1,916)

(1,646)

(5,749)

(4,937)

Employee contributions

(5,877)

(5,914)

(17,631)

(17,741)

Net  periodic pension  cost

8,509

8,304

25,526

24,011

During  the  three-month  periods  ended  September  30,  2016  and  September  30,  2015  the

Company  made  cash  contributions  of  $15,534  and  $5,914,  respectively,  to  its  defined benefit pension plan.

All of the assets are held under the collective contract by the plan’s re-insurance company and  are  invested  in  a  mix  of  Swiss  and  international  fixed-income  and  equity  securities within the limits set out by the Swiss pension law.

The  expected  future  cash  flows  to  be  paid  by  the  Company  in  respect  of  employer contributions to the pension plan for the year ended December 31, 2016 are $17,631.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

14.

STOCK COMPENSATION

The  Company  has  included  share  based  compensation  under  the  SunVesta  Inc.  Stock

Option  Plan  2013  (the  “Plan”)  as  part  of  the  total  remuneration  in  certain  employment and  Board  of  Director’s  contracts.  The  Company  is  authorized  to  grant  up  to  50,000,000 shares under the Plan.

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

Share Grants – late Mr. Josef Mettler

On  July  4,  2013,  the  Company  granted  5,000,000  common  shares  to  the  late  Josef

Mettler,  valued  at  $0.07,  an  amount  equal  to  the  share  price  and  fair  value  of  the  shares on  the  grant  date,  in  connection  with  his  employment  agreement.  These  shares  were officially  issued  on  October  15,  2013.  Additionally,  the  Company  granted  3,000,000 common  shares  as  a  retention  award  for  each  completed  year  of  employment  (e.g.  first time  as  per  July  4,  2014).  The  employment  contract  is  for  an  initial  term  of  three  years with  an  additional  bilateral  option  for  another  two  two-year  periods,  but  a  maximum  of

December  31,  2020.  Therefore,  in  total  the  Company  could  have  been  requested  to  issue up  to  21,000,000  common  shares  through  December  31,  2020  related  to  the  retention bonus.

As  Josef  Mettler  passed  away  during  the  third  quarter  2016,  3,000,000  common  shares were  issued  for  the  last  time  on  July  4,  2016.  From  after  this  date,  the  necessary  accrual up until his passing away has been reversed as of September 30, 2016.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

Based   on   these   contracts,   the   Company   has   included   the   following   stock-based

compensation in the Company’s results:

Stock-based compensation

Three and nine months

Three and nine months

(shares)

ended September 30, 2016

ended September 30, 2015

Shares granted

46,800,000 shares

46,400,000 shares

Fair Value respectively

$0.0737

$0.0744

market price on grant date

Total maximal expenses

$3,450,000

$3,450,000

(2013-2020)

Shares vested

29,800,000 shares

23,900,000 shares

Unvested shares

17,000,000 shares

22,900,000 shares

Of  the  granted  shares,  12,000,000  have  been  forfeited  due  to  the  death  of  Josef

Mettler.

As  of  September  30,  2016,  the  Company  expects  to  record  compensation  expense  in  the future up to $420,000 as follows:

Year ending December 31,

Stock-based

Through

compensation

December

(shares)

31, 2016

2017

2018

2019

2020

$

$

$

$

$

Unrecognized

compensation

60,000

210,000

0

0

0

expense

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

For   installment   B,   it   is   required   that   Meliá   Hotels   International   (“Melía”)   assumes

management  responsibilities  for  Paradisus  Papagayo  Bay  Resort  &  Luxury  Villas.  As  of

grant  date,  the  fair  value  was  $340,000  and  the  Company  estimated  that  Meliá  would assume responsibility as of July 1, 2015. As of March 6, 2014, the Company still assessed the probability that this performance condition  would  be  met  at  100%,  but  the  date,  up  to which  the  performance  condition  would  have  to  be  achieved  was  postponed to the fourth quarter  2015,  as  the  opening  date  was  postponed.  As  of  the  date  of  this  report,  the estimated opening date was postponed to the fourth quarter 2018, as was the required date

of   the   performance   condition.   The   Company   still   assessed   the   probability   that   this

performance condition will be met  at  100%. Hence, the remaining fair  value of the award will  be expensed on a straight-line basis over  the recalculated expected remaining vesting

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

September 30, 2016

14.

STOCK COMPENSATION - CONTINUED

Stock Options – Dr. Max Rӧssler - Continued

For  installment  B  (5,000,000  options),  it  is  required  that  Meliá  assumes  management responsibilities  for  Paradisus  Papagayo  Bay Resort  &  Luxury Villas. As  of  grant  date the

fair   value   was   $258,210   and   the   Company   estimated   that   Meliá   would   assume

responsibility  as  of  July  1,  2015.  As  of  March  6,  2014  the  Company  still  assesses  the probability  that  this  performance  condition  would  be  met  at  100%,  but  the  date,  up  to which  the  performance  condition  would  have  to  be  achieved  was  postponed  to  the  fourth quarter  2015,  as  the  opening  date  was  postponed.  As  of  the  date  of  this  report,  the estimated opening date was postponed to the fourth quarter 2018, as was the required date

of   the   performance   condition.   The   Company   still   assessed   the   probability   that   this

performance condition will be met  at 100%. Hence, the remaining fair value of the award will  be expensed on a straight-line basis over  the recalculated expected remaining vesting period.

Stock Options – late Mr. Josef Mettler

The  Company  granted  to  the  late  Josef  Mettler,  in  connection  with  his  employment contract,  12,000,000  stock  options  on  July  4,  2013.  Each  option  entitled  the  late  Mr.

Mettler  to  buy  one  share  at  a  strike  price  of  $0.05.  These  options  had  three  different performance conditions.

For  installment  A  (3,000,000  options),  it  was  required  to  complete  a  bridge  financing arrangement.  As  of  grant  date  the  fair  value  was  $149,000.  The  Company  expensed  the total fair value on a straight- line basis over the expected vesting period.

For   installment   B   (4,000,000   options),   it   was   required   to   complete   a   financing

arrangement  (main  financing  arrangement  for  Paradisus  Papagayo  Bay  Resort  &  Luxury

Villas). As of grant date the fair value was $200,000. The Company has expensed the total fair value on a straight-line basis over the expected vesting period.

For  installment  C  (5,000,000  options),  it  was  required  that  Meliá  assumes  management responsibilities for Paradisus Papagayo Bay Resort & Luxury Villas. As of grant date, the fair  value  was  $258,000  and  the  Company estimated that  Meliá assumes  responsibility as of  July 1,  2015.  As  of  March  6,  2014  the  Company  still  assessed  the  probability that  this performance  condition  would  be  met  at  100%,  but  the date, up to which the performance condition  would  have  to  be  achieved  was  postponed  to  the  fourth  quarter  2015,  as  the opening date was postponed. As of the date of this report, the estimated opening date was

postponed  to  the  fourth  quarter  2018,  as  was  the  required  date  of   the  performance

condition.

Due  to  his  passing  away  during  the  third  quarter  2016,  the  probability  that  any  of  the above  performance  condition  will  be  met  is  0%.  Therefore,  all  previously  recognized expenses in the amount of $561,064 – corresponding to options that have not yet vested for all installments above – have been reversed as of September 30, 2016.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

14.

STOCK COMPENSATION - CONTINUED

Stock Options – Summary

A summary of stock options outstanding as per September 30, 2016 is as follows:

Options outstanding

Number of

Weighted

Weighted average

Options

average

remaining

exercise price

contractual life

Outstanding January 1, 2016

32,000,000

$ 0.05

7.42 years

Granted

-

Exercised

-

Forfeited or expired

(12,000,000)

Outstanding September 30, 2016

20,000,000

$ 0.05

6.63 years

Exercisable September 30, 2016

0

The  following  table  depicts  the  Company’s  non-vested  options  as  of  September  30,

2016 and changes during the period:

Non-vested options

Shares under Options

Weighted average grant date

fair value

Non-vested at January 1, 2016

32,000,000

$ 0.053

Non-vested-granted

-

-

Vested

-

-

Non-vested, forfeited or cancelled

(12,000,000)

-

Non-vested at September 30, 2016

20,000,000

$ 0.075

Under  the  provisions  of  ASC  718  Compensation  –  Stock  Compensation,  the  Company  is

required  to  measure  and  recognize  compensation  expense  related  to  any  outstanding  and unvested  stock  options  previously  granted,  and  thereafter  recognize,  in  its  consolidated financial statements, compensation expense related to any new stock options granted after implementation  using  a  calculated  fair  value  based  option-pricing  model.  The  Company uses  the  Black-Scholes  option-pricing  model  to  calculate  the fair  value of  all  of  its  stock options  and its  assumptions  are  based  on  historical  and  available  market  information.  No stock options  were  granted  for  the  periods  ended  September  30,  2016  and  September  30,

2015.

Assumption

September 30, 2016

September 30, 2015

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

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

14.

STOCK COMPENSATION - CONTINUED

Stock Options – Summary - Continued

As  of  September  30,  2016,  the  Company  had  unrecognized  compensation  expenses related  to  stock  options  currently  outstanding,  to  be  recognized  in  future  quarters  or years, respectively as follows:

Through to

Year ending

Year ending

Stock-based compensation (options)

December 31,

December 31,

December 31,

2016

2017

2018

$

$

$

Unrecognized compensation expense

1

40,946

30,723

15.

SUMMARY OF SHARE AND OPTION COMPENSATION EXPENSE

The  Company  recorded  the  following  amounts  related  to  stock  based  compensation expense during the periods ended September 30, 2016, respectively September 30, 2015:

Three

Three

Nine

Nine

Summary of share and option

months

months

months

months

based compensation expense

September

September

September

September

30, 2016

30, 2015

30, 2016

30, 2015

$

$

$

$

Share grants (see Note 14 for

60,000

121,728

285,000

334,394

details)

Option grants (see Note 14 for

(550,823)

33,738

(520,153)

101,214

details)

Total

(recorded under general &

(490,823)

155,466

(235,153)

435,608

administrative expense)

16.

FUTURE LEASE COMMITTMENTS

On  December  1, 2012, the Company entered into  a lease  agreement  for  the  premises for its  Swiss  office  with  a  third  party.  The  annual  rental  expense  amounts  to  approximately

$130,000 on a fixed term expiring on December 31, 2017.

September 30,

December 31,

Future lease commitments

2016

2015

$

$

2016

32,500

130,000

2017

130,000

130,000

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

17.

NOTE PAYABLE

September 30,

December 31,

2016

2015

Promissory note

$2,000,000

$   2,000,000

Specogna Holding AG

649,684

605,743

R. Weimar (private investor)

10,924

131,169

Total

2,660,607

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

On   April   21,   2016,   the   Company   signed   a   new   agreement,   which   stipulated   new

payment  terms.  The  total  amount  of  $2,000,000  was  then  repayable  in  four  quarterly installments of $500,000 each, starting on August 21, 2016.

On September 19, 2016, the Company signed a new agreement, which stipulated that the first  quarterly  repayment  of  $500,000  was  due  on  November  21,  2016,  only  and  not  on

August 21, 2016.

Loans Specogna Holding AG

On  December  31,  2015,  the  Company  entered  into  a  short  term  loan  agreement  for

approximately   $607,000   with   Specogna   repayable   on   February   29,   2016,   with   an

interest  payment  of  8  %  per  annum.  The  loan  is  secured  personally  and  jointly  by  Dr.

Rössler and Mr. Rigendinger.

Subsequent to the reporting date, this loan has been converted into convertible bonds.

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

2 % per annum. The Company has repaid $22,683 during first quarter 2016, $34,015 was transferred  to  another  liability  in  the  second  and  $66,946  was  repaid  in  the  third  quarter

2016,  whereas  the  entire  loan  amount  should  have  been  repaid.  The  agreement  does  not stipulate any repercussions for late payments.

On October 4, 2016 the entire amount - including interest - was repaid.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

18.

OPENING DATE “PARADISUS PAPAGAYO BAY RESORT & LUXURY VILLAS”

On  June  2,  2014,  the  Company  amended  its  agreement  with  Meliá  (“Sixth  addendum  to the management agreement of March 8, 2011”) to postpone the opening date as follows:

-      The construction of the “Paradisus” would be completed by November 15, 2015.

-      Should the “Paradisus” not be completed by November 15, 2015, (subject to force majeure)

and   should  an  extension  date  not  be  agreed,  subsequent  to  November  15,  2015,  the

Company  would  be   obligated   to   pay  Meliá   a   daily  amount   of   $2,000   as   liquidated

damages.

-      Should  the   Company  be   unable  to   complete   the   construction   of   the   “Paradisus”   by

February   15,   2016,   Meliá,   can   terminate   the   management   agreement   obligated   the

Company  to  compensate  Meliá  in  the  amount  of  $5,000,000  unless  the  respective  parties agree to extend such date.

Dated  April  27,  2016,  a  seventh  addendum  was  signed  between  the  Company  and  Meliá

with the following major conditions:

a.

New completion date: September 15, 2018 (subject to force majeure).

b.

Should  the  completion  not  occur  by  September  15,  2018,  and  should  the  parties not  have  agreed  in  writing  an  extension  to  such  date,  after  September  15,  2018,  the

Company shall pay Meliá a daily amount of $2,000 as liquidated damages.

c.

Should  the  completion  not  occur  by  November  15,  2018,  the  Meliá  will  be entitled  to  terminate  the  agreement  unless  the  parties agree  in  writing  to  extend  such  date.

The  Company  shall  be  obliged  to  pay  Meliá  an  amount  of  $5,000,000  as  liquidated damages solely to compensate Meliá.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

19.

EARNINGS PER SHARE

Basic  earnings  per  share  are  the  result  of  dividing the Company’s  net  income  (or  net  loss)

by  the  weighted  average  number   of   shares  outstanding  for   the  contemplated  period.

Diluted earnings per share are calculated applying the treasury stock method. When there is a net income dilutive effect, all stock-based compensation awards or participating financial instruments  are  considered.  When  the  Company  posts  a  loss,  basic  loss  per  share  equals diluted loss per  share. The following table depicts how the denominator for the calculation of basic and diluted earnings per share was determined under the treasury stock method.

Three-month

Three-month

Nine-month

Nine-month

Earnings per share

period    ended

period    ended

period ended

period ended

September 30,

September 30,

September 30,

September 30,

2016

2015

2016

2015

Company posted

Net loss

Net loss

Net loss

Net loss

Basic weighted average shares

outstanding

101,740,479

95,842,702

99,707,537

93,798,380

Dilutive effect of common

stock equivalents

None

None

None

None

Dilutive weighted average

shares outstanding

101,740,479

95,842,702

99,707,537

93,798,380

A total  of  5,900,000 common shares vested have not  been issued as per  balance sheet date but are included in the basic weighted average shares outstanding.

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

2016

2015

2016

2015

Options to Hans Rigendinger

10,000,000

10,000,000

10,000,000

10,000,000

Options to Dr. M. Rössler

10,000,000

10,000,000

10,000,000

10,000,000

Options to the late Josef Mettler

12,000,000

12,000,000

12,000,000

Total Options

20,000,000

32,000,000

20,000,000

32,000,000

Shares to Hans Rigendinger

5,000,000

7,500,000

5,000,000

7,500,000

(retention bonus – non vested)

Shares to the late Josef Mettler

0

15,000,000

15,000,0000

15,000,000

(retention award)

Shares to Howard Glicken and

400,000

400,000

400,000

400,000

José  Maria  Figueres  (retention

award)

Shares associated with

4,259,465

-

4,259,465

-

Convertible CHF Bonds

Total Shares

9,659,465

22,900,000

9,659,465

22,900,000

Total Options and Shares

29,659,465

54,900,000

29,659,465

54,900,000

Options  related  to  Convertible  CHF  bonds:  Each  bond  in  the  principal  amount  of  CHF

5,000  can  be  converted  on  any  business  day  during  the  conversion  period  into  625 common shares of SunVesta Holding AG at a conversion price equal to CHF 8.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

20.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses according to the consolidated statement of comprehensive loss include:

Three-month

Three-month

Nine-month

Nine-month

period ended

period ended      period ended

period ended

September 30,      September 30,    September 30,     September 30,

2016

2015

2016

2015

$

$

$

$

Rental & related expenses

49,031

51,674

153,818

153,302

Audit

63,698

2,900

251,338

180,430

Consulting

1,022,910

378,692

1,984,715

971,073

Marketing, Investor & public relations

36,055

26,789

77,364

70,551

Travel expenses

66,053

130,710

262,966

418,460

Personnel costs including social security’s

costs and share based remuneration

(219,192)

455,749

686,963

2,166,779

Various other operating expenditures

53,270

70,959

581,397

382,924

Total according statement of

$

1,071,827

1,117,470

3,998,562

4,343,520

comprehensive loss

Termination of agreement with Concreta

In   March   2013,   SunVesta   Holding   AG,   together   with   SunVesta   Costa   Rica   Ltda.

concluded   an   agreement   with   Concreta   S.R.L   for   the   “Design   &   Execution   Plans,

Logistics, Supply and Installation of all  Interiors” for the “Papagayo Bay Resort & Luxury

Villas”  project  in  Costa  Rica.  Over  time,  the  project  developed  differently  to  what  the

parties   expected.   Consequently,   contract   renegotiations   became   necessary.   As   these

renegotiations  could  not  be  finalized  satisfactorily,  the  Company  terminated  the  existing contract  effective  February  3,  2016.  In  the  meantime,  a  settlement  agreement  is  being discussed,  which,  if  signed  by  the  parties,  is  probable  to  settle  for  an  estimated  amount  of

$600,000.  This  amount  is  accounted  for  as  of  September  30,  2016,  under  consulting expenses.

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

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

22.

SUBSEQUENT EVENTS

Management  has  evaluated  subsequent  events  after  the  balance  sheet  date,  through  the

issuance   of   the   financial   statements,   for   appropriate   accounting   and   disclosure.   The

Company has determined that there were the following events that warrant disclosure and no events that warrant recognition in the financial statements.

On October 28, 2016, Hans Rigendinger and Dr. Max Rössler formally agreed to maintain the guaranty  described  under  Note  3,  as  necessary,  until  completion  of  the  construction  of

Paradisus Papagayo Bay Resort & Luxury Villas, after which date the guaranty will expire.

On  October  4,  2016  the  entire  amount  of  a  loan  described  in  Note  17  to  R.  Weimar  was repaid.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of

Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties.Forward-looking statements can be identified by words such as

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

Forward-Looking Statements and Factors That May Affect Future Results and Financial

Condition below. The following discussion should be read in conjunction with our financial statements and notes hereto included in this report. All information presented herein is based on our three and nine-month periods ended September 30, 2016 and September 30, 2015. Our fiscal year end is December 31.

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

Initial Development

Our initial real estate development on 20.5 hectares of prime land located in Guanacaste

Province, Costa Rica, is the Paradisus Papagayo Bay Resort & Luxury Villas project includes two concepts; i.e. the Vista Mar (Family Concierge) and the Vista Bahia (Royal Service), a five-

star luxury hotel. All permitting for the project is in place, including permission to incorporate the beachfront adjacent to the two concessions into the development and all significant site work completed. Vertical construction is expected to commence in the first quarter of 2017, while the opening of the Paradisus Papagayo Bay Resort & Luxury Villas is scheduled for the fourth quarter 2018, subject to the procurement of the requisite financing.

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

Management

Overall project development is led by Hans Rigendinger, Chairman of the Board, Chief Executive

Officer and Chief Operating Officer of the Company, Charles Fessel, Project Director Paradisus

Papagayo Bay Resort & Luxury Villas and Ernst Rosenberger, the Company’s Corporate

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

Sol Melía, Sol Melía Vacation Club, and Paradisus brands. The Paradisus brand represents all-

inclusive luxury resorts with hotels in Mexico and the Dominican Republic.

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

The Company had paid down-payments on the purchase of these properties of $2,669,816 as of

September 30, 2016, and is in discussions with Meridian regarding an amendment to the agreement. Should the Company not be successful in obtaining an amendment to the agreement,

it would have to write-off $300,000 of that purchase price already paid in addition to a 5%

penalty.Both, the $300,000 write-off (accounted for as impairment expenses) as well as the

$50,000 for additional damages (accounted for as general and administrative expenses) have been provided for in the results year-to-date 2016.

Swiss Hospitality Project

On September 19, 2015, the Company signed an option agreement to acquire four existing hotels in the Canton of Graubünden, Switzerland with an unrelated third party. The properties optioned comprise an aggregate of 141 rooms. The consideration for the option was CHF 300,000, which amount was paid on October 25, 2015. Dated May 10, 2016, the Company, QuadEquity Holdings

AG and the seller of the four hotels concluded an agreement, whereby QuadEquity Holdings AG assumed all of the Company’s rights and obligations from the original contract. In return,

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

September 30, 2016. We expect to realize a minimum of $140 million in new funding over the next twelve months. New funding over the next twelve months is expected to be raised from debt financing through bonds, shareholder loans and, if necessary, the guaranty agreement borne by certain principal shareholders and participants in management. Detailed below is a brief description of material debt obligations as of period end.

Bonds

The Company has four bond issues outstanding, denominated in Euros (€) or Swiss

Francs (CHF). EUR (€) Bonds

The Company initiated an unsecured EUR bonds offering on December 2, 2013, of up to

€15,000,000 in units of €10,000 that bear interest at 7.25% per annum payable each December 2 over a three-year term that ends on December 2, 2016. We had realized carrying values of

$6,715,145 as of the year ended December 31, 2015, and $6,975,725 as of September 30, 2016, for

a cumulative amount of $6.99 million as of the date of this report.

The Company initiated a parallel offering of unsecured EUR bonds on December 2, 2013, of up to

€15,000,000 in units of €10,000 that bear interest at 7.25% per annum payable each December 2 over a three-year term that ends on December 2, 2016. We had realized carrying values of $1,632,572 as of the year ended December 31, 2015 and $1,752,995 as of September 30, 2016, for a cumulative amount of $1.67 million as of the date of this report.

Swiss Francs (CHF) Bonds

The Company initiated a new offering of senior convertible CHF bonds on October 1, 2015, of up to CHF 45,000,000 units of CHF 5,000 that bear interest at 6.00% per annum payable each

September 30, over a three-year term that matures on September 30, 2018 which are convertible into shares of SunVesta Holding AG at CHF 8.00. We had realized carrying values of $2,171,725 as of the year ended December 31, 2015 and $3,070,502 as of September 30, 2016, for a

cumulative amount of $3.21 million as of the date of this report.

The Company initiated a new parallel offering of senior convertible CHF bonds on October 1, 2015,

of up to CHF 15,000,000 units of CHF 5,000 that bear interest at 6.00% per annum payable each

September 30, over a three-year term that matures on September 30, 2018 which are convertible into shares of SunVesta Holding AG at CHF 8.00. We had realized carrying values of $23,694,423 as of the year ended December 31, 2015 and $35,324,216 as of September 30, 2016, for a

cumulative amount of $38.24 million as of the date of this report.

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

—     Interest on the loan amounts is 7.25% per annum, which is accrued to the loan account.

The Company had borrowed $48,611,633 from Aires as of September 30, 2016 and $47,198,362 as of

December 31, 2015.

Loans Dr. Max Rӧssler

In the third quarter 2016, Dr. Max Rössler provided $4,202,378 (CHF 4,100,000). Interest of $24,543 was recorded in this period, resulting in a total balance of $4,256,580 as of September 30, 2016.

Loan Global Care AG

During 2014, Global Care AG loaned the Company $190,270 (CHF 185,000), which amount was repayable on October 31, 2014. The loan includes a fixed interest payment of $20,570 (CHF 20,000).

Effective June 30, 2016 an amount of $1,440,875 (CHF 1,398,802) was transferred from the loan account Dr. Max Rössler to the loan account Global Care AG.

DIA S.A. and his successor Blue Dot SA

On March 8, 2013, the Company entered into an interest free loan agreement with DIA S.A. and his successor Blue Dot SA respectively in the amount of $2,000,000 payable on March 8, 2014, in connection with the purchase of land concession being part of the Paradisus Papagayo Bay Resort &

Luxury Villas project from Altos held in the name of Altos del Risco S.A. The terms of the loan agreement were amended on March 16, 2015, to extend the due date for said payable until March 2016.

On  April  21,  2016,  the  Company  signed  a  new  agreement,  which  stipulated  new  payment  terms.  The total amount of $2,000,000 is now repayable in four quarterly installments of $500,000 each, starting on

August 21, 2016.

On May 21, 2016, the Company signed a new agreement, which stipulated new payment terms. The total amount of $2,000,000 is now repayable in four quarterly installments of $500,000 each, starting on

November 21, 2016.

Timeline

Our expected timeline for developing the Paradisus Papagayo Bay Resort & Luxury Villas is as

follows:

—     commence onsite vertical construction in the first quarter of 2017

—     complete construction in the fourth quarter of 2018

—     handover to Melía in the fourth quarter of 2018

Results of Operations

During the three-month and nine-month periods ended September 30, 2016, our operations were focused on (i) completing earth work excavations on the Paradisus Papagayo Bay Resort & Luxury

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

The variance in losses over the comparative three- month periods is reconciled below:

Three  months  July  1st  to  September  30,  2015

(383,197)

Variances  during  the 3  months

Decrease  in  general  and  administrative  expenses

5,644    There  was  an  increase  due  to

significantly  higher consulting

expenses,  project-related  and  due  to

contemplated  IPO  in  Switzerland.

This  increase  was  overcompensated

by  negative  personnel  costs  due  to  a

reversal  of share-based  payments

for the  late  Josef Mettler

Increase  in  interest  income

6,960   Increase  in  deposits

Decrease  in  interest  expenses

360,179   Significantly  higher  debt,

overcompensated  by  an  increase  in

capitalized interest.

Change  in  fair  values  of conversion  features

680,580   Primarily decrease  in time value  of

conversion  feature

Decrease  in  unrealized  exchange  gains

(2,255,054)  Currency  fluctuations

Decrease  in  other income  /  (expenses)

20,034

Increase  in  foreign  currency  translation

(1,847,137)  Currency  fluctuations

Total  variances

(2,988,795)

Three  months  July  1st  to  September 30,  2016

(3,371,991)

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

Capital Expenditures

The Company expended a significant amount on capital expenditures for the period from inception to

September 30, 2016, in connection with the purchase of land concessions in Costa Rica, as well as the planning and construction of the project and expects to incur future cash outflows on capital expenditure as discussed in the "Liquidity and Capital Resources" and the "Going Concern" paragraphs below.

Liquidity and Capital Resources

Since inception the Company has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

As of September 30, 2016 and December 31, 2015, the following were working capital items:

September 30,

December 31,

2016

2015

Current assets

Cash  and  cash  equivalents

2,985,698

111,830

Receivable  from  related  parties

20,643

19,945

Other assets

549,978

158,574

Total  current assets

3,556,320

290,349

Current liabilities

Bank  liabilities

-

179,313

Accounts  payable

4,814,034

8,048,608

Accrued  expenses

9,109,806

7,831,247

Notes  payable

2,660,607

2,736,912

Notes  payable  to  related  parties

6,023,048

1,130,978

Bonds

14,717,618

8,347,717

Total  current liability

37,325,113

28,274,775

Net working capital

(33,768,793)

(27,984,426)

As of September 30, 2016 and December 31, 2015, the following were the items making up the total stockholders’ deficit:

September 30,

December 31,

2016

2015

Assets

Current  assets

3,556,320

290,349

Non-current  assets

69,598,624

67,007,090

Total  assets

73,154,944

67,297,439

Liabilities

Current liabilities

37,325,112

28,274,775

Non-current liabilities

87,993,941

80,287,652

Total  liabilities

125,319,053

108,562,427

Total  stockholders’ deficit

(52,164,109)

(41,264,988)

The Company’s negative net working capital of $33,768,793 is of concern; however, based on the guaranty signed by certain principals, the Company is convinced that it can address liquidity problems.

Net cash flow used in operating activities for the nine-month period ended September 30, 2016, was

$6,053,988, as compared to $3,137,324 for the nine-month period ended September 30, 2015.

The Company expects to continue to use net cash flow in operating activities until we complete the

Paradisus Papagayo Bay Resort & Luxury Villas project, which completion is projected for the fourth quarter of 2018.

Net cash used in investing activities for the nine-month period ended September 30, 2016, was

$1,480,178 as compared to $8,680,218 for the nine-month period ended September 30, 2015. Net cash used in investing activities in the current nine-month period is comprised of the purchase of property and equipment, and deposits related to construction, offset by a sale of equipment, a collection of cash for a down payment and restricted cash. Net cash used in investing activities in the prior comparable nine-month period was comprised of the purchase of property and equipment,

down payments for property and equipment offset by receivables from related parties, deposits related to construction and restricted cash. We expect negative net cash flow in investing activities to continue while in the process of developing the Paradisus Papagayo Bay Resort & Luxury Villas.

Net cash provided by financing activities for the nine-month period ended September 30, 2016, was

$10,382,963 as compared to $12,030,782 for the nine-month period ended September 30, 2015. Net cash provided by financing activities in the current nine-month period is comprised of proceeds from notes payable to related parties, and proceeds from bond issuances net of commissions, offset by a decrease in bank liabilities, repayment of notes payable to related parties, the payment of debt issuance costs, and changes in other debt. Net cash provided by financing activities in the prior comparable nine-month period was comprised of proceeds from notes payable related parties, and proceeds from bond issuances net of commissions, offset by the decrease in bank liabilities, the payment of debt issuance costs, and changes in other debt. We expect net cash flow provided by financing activities to continue due to the financing necessary to complete the development of the

Paradisus Papagayo Bay Resort & Luxury Villas.

Management believes that cash on hand, related party loans and the assurance of the Guaranty

Agreement as described in the going concern paragraph below are sufficient for us to conduct operations over the next twelve months.

We had no formal lines of credit or other bank financing arrangements as of September 30, 2016.

We have commitments for executed purchase orders and agreements in the amount of $57 million as of September 30, 2016, in connection with the development of the Paradisus Papagayo Bay

Resort & Luxury Villas, which commitments are included in the required estimated net financing of

$192 million (excluding overhead expenses) to complete the project. Most material commitments are not contractually agreed as of the end of the period. We have cancellable commitments to

Meridian that are not included in the required financing for the development of the Paradisus

Papagayo Bay Resort & Luxury Villas of approximately $15,000,000 as of September 30, 2016, for the purchase of two additional concession properties in Polo Papagayo, Guanacaste, Costa Rica.

We maintain a defined benefit plan that covers all of our Swiss employees.

We have no current plans for significant purchases or sales of plant or equipment, except in connection with the planned construction of the Paradisus Papagayo Bay Resort & Luxury Villas.

We have no plans to make any changes in the number of our employees as of September 30, 2016.

Future Financings

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

As of September 21, 2016, the Company has started the distribution of a new bond in the amount of

CHF 20.0 million, to be underwritten until November 30, 2016.

Off-Balance Sheet Arrangements

As of September 30, 2016, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

192,000,000

d.    Overhead expenses

20,000,000

e.    Total, excluding other potential projects

$

212,000,000

Seventy percent of the “Net project cost” is intended to be financed through the issuance of secured bonds, for which negotiations have been initiated. The remaining thirty percent of the “Net project cost”, as well as “non-recuperated overhead expenses” and the cost of potential “other projects” are intended to be financed by the main shareholders or lenders of the project in the absence of alternative financing committements, i.e. Zypam Ltd., shareholder and related entity to the late Mr.

Josef Mettler, Mr. Hans Rigendinger, shareholder, interim Chief Executive Officer and Company

Board Member and Dr. Max Rössler, Company Board Member and controlling shareholder of

Aires.

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

On September 12, 2016, the signatories to the guaranty formally agreed to maintain the guaranty, as necessary, until completion of the construction of Paradisus Papagayo Bay Resort & Luxury Villas,

after which date the guaranty will expire. The guaranty agreement requires that within 30 days of receiving a demand notice, the requested funds are made available by the guarantors to the

Company.

Based on this Guaranty Agreement, management believes that available funds are sufficient to finance cash flows for the twelve months subsequent to September 30, 2016, and the filing date,

though future anticipated cash outflows for investing activities will continue to depend on the availability of financing.

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

—   the sufficiency of existing capital resources

—   our ability to raise additional capital to fund cash requirements for future operations

—   uncertainties related to our future business prospects

—   our ability to generate revenues to fund future operations

—   the volatility of the stock market

—   general economic conditions

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-

looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2016, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

SunVesta, Inc.

Date

/s/ Hans Rigendinger

November 11, 2016

Hans Rigendinger

Chief Executive Officer, Chief Financial Officer and Chief Operating Officer Principal

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

Bylaws (incorporated by reference from the Form 10-SB filed with the Commission on December31,

1999).

3.2.2*

Amended Bylaws (incorporated by reference from the Form 10-QSB filed with the Commission on

November 17, 2003).

10.1*

Securities Exchange Agreement and Plan of Exchange dated June 18, 2007 between the Companyand

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

10.5*

Guaranty Agreement dated July 16, 2012, between SunVesta AG, Jthe late osef Mettler, Hans

Rigendinger and Max Rӧssler.

10.6*

Employment Agreement dated January 1, 2013 between the Company and Hans Rigendinger

(incorporated by reference to the Form 8-K filed with the Commission on February 4, 2013.

10.7*

Employment Agreement dated July 4, 2013 between the Company and the late Josef Mettler

(incorporated by reference to the Form 10-Q filed with the Commission on October 10, 2013).

10.8*

Assignment of Debt Agreement dated December 31, 2012, between the Company, SunVesta AGand

Aires International Investments, Inc. (incorporated by reference to the Form 10-Q filed with the

Commission on December 13, 2013).

10.9*

Debt Settlement Agreement dated December 31, 2012, between the Company and Hans Rigendinger

(incorporated by reference to the Form 10-Q filed with the Commission on December 13,2013).

10.10*

Loan Agreement dated October 31, 2013, between SunVesta AG and Aires InternationalInvestments,

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

Commission on May 20, 2014).

10.12*

Assignment of Debt Agreement dated December 31, 2014, between the Company, SunVesta AG and

Aires International Investments, Inc. (incorporated by reference to the Form 10-Q filed with the

Commission on August 19, 2015).

10.13*

Addendum to Employment Agreement dated March 6, 2015, between the Company and the late Josef

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

51