Form 10-K
period 2016-12-31
SUNVESTA, INC.
filed 2017-03-17
CIK 1060409

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-K

 ☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF1934

For the fiscal year ended December 31, 2016.

 ☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF1934

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

Act. Yes ☐    No ☑



Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the

Act. Yes ☐    No ☑



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

Interactive  Data  File  required  to  be  submitted  and  posted  pursuant  to  Rule  405  of  Regulation  S-T  (§  232.405  of  this  chapter)

during the preceding 12 months (or for such shorter period that the registrant was required to submit and post suchfiles).

Yes ☑    No ☐

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



Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑



The  aggregate  market  value  of  the  registrant’s  common  stock,  $0.01  par  value  (the  only  class  of  voting  stock),  held  by  non-

affiliates  22,192,297  shares  was  approximately  $2,441,153  based  on  the  based  on  the  average  closing  bid  and  ask  prices

($0.11) for the common stock on March 17, 2017.

At  March  17,  2017,  the  number  of  shares  outstanding  of  the  registrant’s  common  stock,  $0.01  par  value  (the  only  class  of voting stock), was 101,841,603.

TABLE OF CONTENTS

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

Executive Compensation

29

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

32

Matters

Item 13.

Certain Relationships and Related Transactions, and Director Independence

33

Item 14.

Principal Accountant Fees and Services

34

PART IV

Item 15.

Exhibits, Financial Statement Schedules Form 10-K Summary

35

Signatures

36

PART I

ITEM 1.

BUSINESS

As used herein the terms “Company,” “we,” “our,” and “us” refer to SunVesta, Inc., its predecessors,

and its subsidiaries, unless context indicates otherwise.

Corporate History

The Company was incorporated in the State of Florida on September 12, 1989, and acquired SunVesta

Holding AG (“SunVesta AG”) as a wholly-owned subsidiary on August 24, 2007. SunVesta AG was incorporated in Switzerland on December 18, 2001, and is domiciled in the Canton of Zurich,

Switzerland. SunVesta AG operates through two wholly owned subsidiaries SunVesta España Holding

SL (Spain) which wholly owns SunVesta Costa Rica SA (Costa Rica) the result of the May 2016 merger of three Costa Rican companies ( SunVesta Costa Rica Limitada, Rich Land Investments Limitada and

Altos del Risco SA) into Altos del Risco SA which was then renamed SunVesta Costa Rica SA and

SunVesta Projects & Management AG .

The Company’s principal place of business is located at Seestrasse 97, Oberrieden, Switzerland CH-8942 and its telephone number is + 41 43 388 40 60.

The Company’s registered agent is Hubco Registered Agents Services, Inc., located at 155 Office Plaza

Drive, first Floor, Tallahassee, Florida, 32301. Hubco’s telephone number is (800) 443-8177.

SunVesta

Business Overview

We are in the business of developing high-end luxury hotels and resorts in countries that are emerging as popular tourist destinations. Our intention is to develop luxury hotel products located in countries such as

Costa Rica that are emerging as popular tourist destinations. Our first hospitality development, to be constructed on 20.5 hectares of prime land located in Guanacaste Province, Costa Rica is the Paradisus

Papagayo Bay Resort & Luxury Villas, a five-star luxury hotel. All permitting for the project is in place,

including permission to incorporate the beachfront adjacent to the two concessions into the development and all significant site work completed. Vertical construction is expected to commence at the beginning of the second quarter of 2017, while the opening of the Paradisus Papagayo Bay Resort & Luxury Villas is

scheduled for the fourth quarter 2018. The estimated commencement of construction and opening dates are subject to securing sufficient capital commitments to complete the development.

Specifications

Paradisus Papagayo Bay Resort & Luxury Villas’ initial specifications are to be as follows:

—eco-luxury all-inclusive resort

—382-keys

—direct beach access

—Nine restaurants and eleven bars and lounges

—Yhi Spa and Health Club

—Paradisus’ adults-only “Royal Service” level of accommodations

—Paradisus’ “Family Concierge” program

—19,000 square feet of meeting facilities with the business traveler in mind

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

—  sthteea2m0rporoivmaste villas will be located within the Royal Service area of the resort. The present intention being that these villas will be sold to individuals who will then lease them back to the resort when not occupied by the owners.

Management

Overall project development is led by Hans Rigendinger, our Chairman of the Board and Chief

Executive Officer, Charles Fessel, Project Director Paradisus Papagayo Bay Resort & Luxury Villas

and Ernst Rosenberger, the Company’s Corporate Controller. The lead architect is Ossenbach,

Pendones & Bonilla, one of Costa Rica’s largest architectural offices with over 45 architects and designers. Civil engineering services are provided by DEHC Engineers and structural engineering services by IEAC. Landscape architects are TPA and interior designers are led by Laboratorio

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

Melía offers more than 300 hotels in 26 countries over four continents under its Gran Sol Melía,

Sol Melía, ME by Sol Melía, Innside by Sol Melía, Tryp, Sol Melía, Sol Melía Vacation Club, and

Paradisus brands. The Paradisus brand represents all-inclusive luxury resorts with hotels in Mexico and the Dominican Republic.

Since the completion date for the Paradisus Papagayo Bay Resort & Luxury Villas development has been delayed to the fourth quarter of 2018, the Company reached an agreement dated April 28, 2016,

to amend the original agreement with Meliá dated March 8, 2011. The current agreement stipulates the following major conditions:

a.

New completion date: September 15, 2018 (subject to force majeure)

b.

Should the completion not occur by September 15, 2018 and should the Parties not have agreed in writing an extension to such date, after September 15, 2018 the Owner shall pay the Manager a daily amount of $ 2,000 as liquidated damages.

c.

Should the completion not occur by November 15, 2018, and should the parties to the management agreement not agree to an extension, the Company will be obligated to pay

Meliá $5,000,000 as liquidated damages.

Additional Concessions

The Company entered into a Purchase and Sale Agreement dated April 24, 2013, with Meridian IBG,

Inc., (“Meridian”) to purchase Marina Rose Ltda. (“Marina Rose”), a Costa Rican company that held certain concessions located in the Gulf of Papagayo, Guanacaste Province, Costa Rica (“Meridian

Agreement”) for $17,500,000. One of the concessions lies adjacent to the SunVesta Costa Rica SA concessions (La Punta) and the other is in close proximity.  The Meridian Agreement caused the

Company to enter into a Purchase and Sale Agreement dated April 24, 2013, with RBAT Costa Rica

LLC, an entity controlled by Varde Investment Partners LP (“Varde”) to pay $8,000,000 of the purchase price payable to Meridian to Varde (“Varde Agreement”). Varde delivered a notice of termination of the

Varde Agreement to the Company on January 4, 2014, and the Company noticed cancellation of the

Meridian Agreement to Meridian on February 24, 2017.

The Meridian Agreement entitled the Company to reimbursement for all amounts paid as deposits against the purchase of Marina Rose less a liquidated damages penalty of 5% on providing notice of cancellation.

The Varde Agreement entitled the Company to reimbursement for all amounts paid as deposits minus a non-refundable payment of $300,000 and a 5% liquidated damages penalty on receiving notice of termination. The Company has delivered notice of its claims for reimbursement to the respective parties.

Swiss Hospitality Project

The Company signed an option agreement dated September 19, 2015, to acquire four existing hotels in the Canton of Graubünden, Switzerland. Consideration of CHF 300,000 was paid for the option. On May

10, 2016, the Company, QuadEquity Holdings AG (“QuadEquity”) and the seller concluded an agreement, by which QuadEquity assumed all of the Company’s rights and obligations from the original contract, in exchange for which assumption QuadEquity paid the Company the amount of $302,000 (CHF

300,000) on June 1, 2016.

Finance

The anticipated completion of the Paradisus Papagayo Bay Resort & Luxury Villas in the fourth quarter of 2018 will require a net investment of approximately $192 million (excluding non-recuperated overhead expenses), of which approximately $66 million has been expended as of December 31, 2016. We aim to realize a minimum of $140 million in new funding over the next twelve months. New funding over the next twelve months is expected to be raised from debt financing through bonds, shareholder loans and, if necessary, the guaranty agreement borne by certain principal shareholders and participants in management. Detailed below is a brief description of material debt obligations as of period end.

Bonds

SunVesta AG, has five bond issues outstanding, denominated in either EUR (€) or Swiss Francs (CHF).

EUR (€) Bonds

The Company initiated an unsecured EUR bond offering on December 2, 2013, of up to €15,000,000 in units of €10,000 that bear interest at 7.25% per annum payable each December 1 over a three-year term that matured on December 2, 2016. We had realized $6,861,936 as of December 31, 2015 and

$7,058,966 as of the maturity date. This bond was substantially repaid, though an amount of $31,541 remained outstanding as of December 31, 2016, pending the receipt of payment instructions from certain bondholders. At the date of this report $0 remained outstanding.

The Company initiated a parallel offering of unsecured EUR bonds on December 2, 2013, of up to

€15,000,000 in units of €10,000 that bear interest at 7.25% per annum payable each December 2 over a three-year term that matured on December 2, 2016. We had realized $1,626,695 as of December 31,

2015 and $1,686,789 as of the maturity date. This bond was substantially repaid, though an amount of

$511,805 remained outstanding as of December 31, 2016, pending the receipt of payment instructions from certain bondholders. At the date of this report $0 remained outstanding.

Swiss Francs (CHF) Convertible Bonds

The Company initiated a new offering of senior unsecured CHF bonds on October 1, 2015, of up to

CHF 15,000,000 in units of CHF 5,000 that bear interest at 6.00% per annum payable each September

30, over a three-year term that matures on September 30, 2018, which are convertible into shares of

SunVesta Holding AG at CHF 8.00. We had realized $3,015,474 as of December 31, 2016 and

$2,250,048 as of the year ended December 31, 2015.

The Company initiated a parallel offering of senior unsecured CHF bonds on October 1, 2015, of up to

CHF 45,000,000 in units of CHF 5,000 that bear interest at 6.00% per annum payable each September 30,

over a three-year term that matures on September 30, 2018, which are convertible into shares of SunVesta

Holding AG at CHF 8.00. We had realized $34,570,259 as of the year ended December 31, 2016 and

$23,694,423 as of December 31, 2015. Included in these amounts is approximately $6.2 million (CHF

6.32 million), that by agreement with certain bondholders deviated from the standard terms to provide for repayment by February 28, 2017. As per date of this report, approximately $1.1 million has been repaid,

the remaining amount has been extended until converted into a new planned bond issue during May 2017.

Swiss Francs (CHF) Bonds

The Company initiated a new offering of senior unsecured CHF bonds on September 21, 2016, of up to

CHF 20,000,000 in units of CHF 5,000 that bear interest at 6.50% per annum payable each August 15,

over a four-year term that matures on August 15, 2020. We had realized $15,601,398 as of the year ended December 31, 2016. At the date of this report CHF Bonds in the amount of $16,602,100 were outstanding.

The Company initiated a new parallel offering of senior unsecured CHF bonds on September 21, 2016,

of up to CHF 20,000,000 in units of CHF 5,000 that bear interest at 6.50% per annum payable each

August 16, over a four year term that matures on August 15, 2020.  We had realized $961,595 as of the year ended December 31, 2016.

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

—All existing loan agreements or credit facilities, including amendments, between the Company and Aires were cancelled and superseded by a new loan agreement.

—The loans are now due not before December 31, 2020.

—Despite the scheduled repayment date, either party has the option to cancel the loan agreement with a prior notice period of 90 days, requiring repayment of the loans in full.

—Loan amounts outstanding including any additional amounts and additions are subordinated.

—Interest on the loan amounts is 7.25% per annum, which charge is accrued.

The Company had borrowed $51,473,793 from Aires as of December 31, 2016 (including accrued interest of $4,489,666) and $47,198,362 as of December 31, 2015 (excluding accrued interest of $6,370,579 that was recorded under accrued expenses as per 31 December, 2015.

Loans from Dr. Max Rӧssler and Global Care AG

During 2016, Dr. Max Rössler provided additional financing of approximately $16.7 million for a total loan balance of approximately $17.1 million.

In April 2016, Global Care AG (a related party controlled by Dr. Max Rössler, himself board member and related party) assumed a liability of CHF 4.5 million from Aires International Investment Inc., (also a related party controlled by Dr. Max Rössler). This CHF 4.5 million was subsequently subscribed into bonds of the CHF-Convertible Bond issue. As this conversion includes a significant conversion option,

the exchange is treated as an extinguishment of debt and an amount of $1,071,317 has been reclassified in the statement of profit or loss from revaluation of conversion feature to extinguishment of debt.

In June 2016, there were the following changes to the debt structure:

- A liability of CHF 2,656,083 was transferred from Dr. Max Rössler to Global Care AG

- A liability of CHF 1.5 million was transferred from Sportiva participations ag to Global Care AG

– A liability of CHF 1.4 million was transferred from Global Care AG to Dr. Max Rössler.

In December 2016, Dr. Max Rössler subscribed a loan in the amount of CHF 15.2 million into bonds of the new CHF-Bond issue 2016-2020. As this conversion did not represent a significant change of the conditions between the old debt and the new debt, the exchange was not treated as an extinguishment of debt.

Loans to the late Josef Mettler

On September 12, 2016, Josef Mettler, the Company’s former Chief Executive officer, passed away and companies formerly owned by him are no longer related parties to the company. As of December 31,

2016, there are no receivables and payables to the late Josef Mettler. As of December 31, 2015, there was a payable to Mr. Mettler of $70,135 (CHF 69,609).

Current account Sportiva participations ag (a Josef Mettler company)

For  the  year  ended  December  31,  2016,  the  Company  owed  nil  to  Sportiva  participations  ag.  As  of

December  31,  2015,  the  payable  balance  amounted  to  $528,660  (CHF  524,695).  The  amount  due  to

Sportiva Participations AG carried an interest rate of 3%.

Loan from Blue Dot SA (formerly DIA S.A)

On March 8, 2013, the Company entered into an interest free loan agreement with Blue Dot SA

(formerly DIA SA) in connection with the purchase of the land concession for the Paradisus Papagayo

Bay Resort & Luxury Villas project held by Altos del Risco SA. The terms of the loan agreement were amended on March 16, 2015, to extend the due date for said payable until March 2016.

On April 21, 2016, the Company signed a new agreement, which stipulated new payment terms. The total amount of $2,000,000 is now repayable in four quarterly installments of $500,000 each, starting on

August 21, 2016.

On September 21, 2016, the Company signed a new agreement, which stipulated new payment terms.

The total amount of $2,000,000 is now repayable in four quarterly installments of $500,000 each,

starting on November 21, 2016.

As of December 31, 2016, the outstanding balance amounts to $1,500,000.

Timeline

Our expected timeline for developing the Paradisus Papagayo Bay Resort & Luxury Villas has been extended due to delays associated with administrative hurdles and securing necessary financing for the development as follows:

—  commence onsite vertical construction at the beginning of the second quarter of 2017

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

Based on our criteria we have determined that our prospective competitors are those characterized as five- star holiday resorts in geographic proximity to our planned location.

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

—several modules/ lodging buildings around central services

—ample water areas with outdoor swimming pools, areas for hammocks and sun bathing

—children and entertainment activity areas

—restaurant pool areas with bars and service throughout the day

—large lounges for breakfast, lunch and dinner services

—alternative gastronomic or theme restaurants

—sports areas (basketball court, tennis courts, golf course, soccer field)

—Fitness Center, Wellness Center and Spa Areas

Our competitors are managed by leading international chains or experienced domestic companies. Despite what might be construed as obvious obstacles to entry, including robust competition within the hospitality industry in Guanacaste Province, we believe that our development of the Paradisus Papagayo Bay Resort

& Luxury Villas will be successful based principally on the following factors:

—the beach front location of the development

—environmental integrity in project development and operation

—the reputation of the Paradisus brand in the region and internationally

Furthermore, we believe that we have certain distinctive competitive advantages over all or many of our competitors including:

—location in one of the most appealing areas worldwide

—outstanding product with unique features

—superior project development and management agreements that maximize resources and broaden market penetration

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

Rica reached 2.93 million in 2016, representing an increase of 10 % over 2015.

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

ICT has determined that the most relevant origin markets in terms of demand are the United States,

Canada and Mexico which generated approximately 52% (2015: 50%) of all tourists followed by Central

American countries including Guatemala, El Salvador, Panama and Nicaragua, which generated approximately 25% of the tourists arriving in Costa Rica in 2015. According to official data, the United

States remains the largest source of tourists to Costa Rica with a total of 1,233,277 in 2016 (2015:

1,077,044 ), representing 42.1% (2015: 40.5%) of all visitors. Tourists visiting Costa Rica from European countries represented approximately 15% of all tourists in 2016 led by the United Kingdom, Germany,

Spain, France and Italy.

Geography

Costa Rica’s Guanacaste Province is bound in the east by a group of vegetated volcanoes and the west by beaches on the Pacific Ocean. The province contains heavily forested areas and seven national parks,

and includes the Area de Conservación Guanacaste World Heritage Site. Guanacaste is the northern-

most province of Costa Rica, with the Papagayo Bay a 40-minute flight from San Jose and a half hour car transfer to the beach. Tourism has emerged as the most lucrative revenue source in the province.

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

Costa Rican Sustainable Development

Costa Rica is considered as being in the forefront of implementing environmental policies. The country’s national strategies for sustainable development are a broad matrix of policies requiring eco-

friendly practices, such as Agenda 21. The Agenda 21 process as developed by the 1992 and 2002 Earth

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

Villas.

Employees

The Company is a development stage company and currently has six employees at December 31, 2016 and five employees as of the reporting date. Our management uses consultants, attorneys, and accountants to assist in the conduct of our business.

ITEM 1A.

RISK FACTORS

Not required of smaller reporting companies.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.

PROPERTIES

Costa Rican Properties

The Company owns the concession rights for approximately 20 hectares of undeveloped prime land in

Guanacaste Province, Costa Rica. The purchase of the original concession of approximately 8 hectares was completed for a consideration of $7,000,000. The purchase of the additional 12 hectares was based on an agreement dated March 22, 2010, with Blue Dot SA (formerly “DIA SA”). The total purchase price for the concessions was $12,700,000 of which $10,700,000 was paid as of December 31, 2014. The remaining $2,000,000 of the purchase price was converted into an interest free loan. On September 21,

2016, the Company reached an agreement with Blue Dot SA to pay the $2,000,000 due in four quarterly installments of $500,000 each, starting on November 21, 2016. The initial quarterly payment has been made so as of December 31, 2016, the outstanding balance was $1,500,000.

Executive Offices

We maintain our offices at Seestrasse 97, Oberrieden Switzerland CH-8942 on a leasehold basis with an annual rental expense of $130,000 per annum through December 31, 2017.

The  Company  recognized  lease  expenses  of  $130,000  and  $130,000  for  the  years  ended  December  31,

2016  and  2015,  respectively,  for  the  use  of  these  executive  offices.  We  believe  that  we  have  sufficient office space for the foreseeable future in order to pursue the completion of the project described herein.

ITEM 3.

LEGAL PROCEEDINGS

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER

MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the OTCQB, a service maintained by OTC Link under the symbol “SVSA.” Trading in the common stock over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. These prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the years ended December 31, 2016 and 2015 are as follows:

Year

Quarter Ended

High

Low

2016

December 31

$0.14

$0.14

September 30

$0.15

$0.15

June 30

$0.32

$0.32

March 31

$0.35

$0.35

2015

December 31

$0.25

$0.15

September 30

$0.25

$0.24

June 30

$0.25

$0.14

March 31

$0.16

$0.06

Capital Stock

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of December 31, 2016, there were 91 shareholders of record holding 101,841,603 shares of fully paid and non-assessable common stock of the 200,000,000 shares of common stock, par value $0.01,

authorized. The Board of Directors believes that the number of beneficial owners is greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities.

There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

As of December 31, 2016, there were no shares issued and outstanding of the 50,000,000 shares of preferred stock authorized. The par value of the preferred stock is $0.01 per share. Our preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the

Board of Directors.

Stock Options

As of December 31, 2016, there were 20,000,000 outstanding stock options outstanding, pursuant to the

2013 SunVesta Stock Option Plan, to purchase shares of our common stock at an exercise price of $0.05 per share, none of which have vested as of year-end. The Company had 32,000,000 stock options outstanding as of December 31, 2015, of which 12,000,000 expired in the current period.

Warrants

As of December 31, 2016, we have no outstanding warrants to purchase shares of our common stock.

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

Transfer Agent and Registrar

Our transfer agent and registrar is Standard Register & Company, Inc., located at 12528 South 1840

East, Draper, Utah 84020 and their phone number is (801) 571-8844.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

On November 8, 2016, the Company authorized the issuance of 5,900,000 shares of restricted common stock valued at $0.15 a share to certain individuals, earned in connection with either employment agreements or service to the board of directors, in reliance upon the exemptions from registration provided by Section 4(2) and Regulation S of the Securities Act of 1933, as amended (“Securities Act)

as follows:

Name

Shares

Consideration

Value

Exemption

Josef Mettler (deceased)

3,000,000

Services

$0.15

Section 4 (2)/Reg S

Hans Rigendinger

2,500,000

Services

$0.15

Section 4 (2)/Reg S

José Maria Figueres

200,000

Services

$0.15

Section 4 (2)/Reg S

Howard Glicken

200,000

Services

$0.15

Section 4 (2)

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuances were isolated private transactions based on service agreements which did not involve a public offering; (2) the offerees had access to the kind of information which registration would disclose; (3) the offerees was financially sophisticated; and (4) all of the offerees serve the Company as either officers or directors or both.

The Company complied with the exemption requirements of Regulation S by having directed no offering efforts in the United States, by offering securities only to offerees who were outside the United States at the time of the offering, and ensuring that the offerees to whom the securities were offered and authorized were non-U.S. offerees with an addresses in a foreign country.

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

Discussion and Analysis

Our plan of operation through December of 2018 is to develop the Paradisus Papagayo Bay Resort &

Luxury Villas project, the completion of which will require a total net investment of approximately $192 million (excluding non-recuperated overhead expenses and the anticipated $25 million in net proceeds for the sale of private villas). We aim to secure a minimum of $140 million in new funding over the next twelve months, though our actual financing requirements may be adjusted to suit that amount realized.

New funding over the next twelve months is expected to be raised from debt financing through bonds,

shareholder loans and the guaranty agreement if necessary.

Results of Operations

During the year ended December 31, 2016, our operations focused on (i) completing earthwork; (ii)

pursuing additional debt financing; (iii) obtaining government approval to extend the term of the concessions; and (iv) securing government approval to include beachfront property adjacent to the project.

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

Comprehensive Losses

The variance in losses over the comparative annual period is reconciled below:

Comprehensive Loss 2015

(19,218,851)

Variances 2016 from 2015

Decrease in general and administrative

906,873   Increase due to higher consulting

expenses

expenses, project-related expenses and

expenses related to considering a public

listing in Switzerland. This increase was

overcompensated by negative personnel

costs due to a reversal of share-based

payments for the late Josef Mettler

Increase  in impairment expenses

(2,642,556)   Impairment attributed to expenses

related to the purchase of additional

concessions in Costa Rica

Increase  in interest income

22,850   Increase in deposits

Decrease  in interest expenses

692,764   Higher debt and interest,

over compensated by a decrease in

amortization of deferred financing cost.

Decrease  in loss on extinguishment of debt

6,512,812   Less impact from debt extinguishment

in 2016.

Change in fair values of conversion features

2,113,826   Primarily decrease in time value of

conversion feature

Increase  in unrealized exchange gains

1,316,508   Currency fluctuations

Increase in other income / (expenses)

(153,346)   Increase in expenses

Income Taxes

1,151   No income taxes in 2016

Decrease in foreign currency translation losses

666,078   Currency fluctuations

Decrease in actuarial gains / losses

39,151   Changes to actuarial assumptions

Total variances

9,476,111

Comprehensive Loss 2016

(9,742,739)

We did not generate revenue during this period and we expect to continue to incur losses through the year ended December 31, 2017.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry-forward and startup costs that will offset future operating profits.

Capital Expenditures

The Company expended a significant amount on capital expenditures for the period from inception to

December 31, 2016 and expects to incur future cash outflows on capital expenditure as discussed in the "Liquidity and Capital Resources" and the "Going Concern" paragraphs below.

Liquidity and Capital Resources

The Company has been in the development stage since inception and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

As of December 31, 2016 and 2015, the following were the working capital items:

December 31,

December 31,

2016

2015

Current assets

Cash and cash equivalents

806,440

111,830

Receivable from related parties

49,292

19,945

Other assets

456,099

158,574

Total current assets

1,311,830

290,349

Current liabilities

Bank liabilities

-

179,313

Accounts payable

3,311,512

8,048,608

Accrued expenses

3,160,723

7,831,247

Notes payable

1,500,000

2,736,912

Notes payable to related parties

307,088

1,130,978

Other liabilities

120

-

Bonds

6,687,384

8,347,717

Total current liability

14,966,826

28,274,775

Net working capital

(13,654,996)

(27,984,426)

As of December 31, 2016 and 2015 the following were the items making up the total stockholders’

deficit:

December 31,

December 31,

2016

2015

Assets

Current assets

1,311,830

290,349

Non-current assets

68,354,502

67,007,090

Total assets

69,666,332

67,297,439

Liabilities

Current liabilities

14,966,825

28,274,775

Non-current liabilities

105,872,146

80,287,652

Total liabilities

120,838,971

108,562,427

Total stockholders’ deficit

(51,172,639)

(41,264,988)

The negative working capital of $13,605,935 is of immediate concern. However, based on the guaranty signed by certain principals, the Company is convinced that it can address liquidity problems.Net cash flow used in operating activities for the twelve months ended December 31, 2016, was $11,478,901, as compared to $6,024,873 for the twelve-month period ended December 31, 2015.

The Company expects to use net cash flow in operating activities until the Company completes the

Paradisus Papagayo Bay Resort & Luxury Villas project, which completion is projected for the fourth quarter of 2018.

Net cash used in investing activities for the twelve months ended December 31, 2016, was $1,737,927 as compared to $9,178,106 for the twelve-month period ended December 31, 2015. Net cash used in investing activities in the current twelve-month period is comprised of receivables from related parties,

purchase of property and equipment, advance payments to subcontractors, and down payments for property and equipment, offset by deposits related to construction activities and restricted cash. Net cash used in investing activities in the prior comparable twelve-month period was comprised of receivables from related parties, purchase of property and equipment, deposits related to construction and restricted cash.

We expect to continue to use net cash flow in investing activities while in the process of developing the

Paradisus Papagayo Bay Resort & Luxury Villas.

Net cash provided by financing activities for the twelve-month period ended December 31, 2016, was

$13,994,449 as compared to $15,326,185 for the twelve-month period ended December 31, 2015. Net cash provided by financing activities in the current twelve-month period is comprised of proceeds from notes payable to related parties, and proceeds from bond issuances net of commissions, offset by the repayment of notes payable to related parties, the repayment of bank liabilities, the repayment of outstanding bonds, and the repayment of notes payable and other debt. Net cash provided by financing activities in the prior comparable twelve-month period was comprised of bank liabilities, notes payable to related parties, notes payable, and proceeds from bond issuances net of commissions, offset by the repayment of bonds.

We expect net cash flow provided by financing activities to continue due to the unrealized financing necessary to complete the development of the Paradisus Papagayo Bay Resort & Luxury Villas.

Management believes that cash on hand, related party loans and the assurance of the Guaranty Agreement as described in the going concern paragraph below are sufficient for us to conduct operations over the next twelve months.

We had no formal lines of credit or other bank financing arrangements as of December 31, 2016.

We have commitments that include an award letter issued in favor of certain general contractors together with purchase orders and related agreements for $130 million as of December 31, 2016, in connection with the development of the Paradisus Papagayo Bay Resort & Luxury Villas, which commitments are included in the required estimated net financing of $192 million to complete the project.

We maintain a defined benefit plan that covers all of our Swiss employees as of December 31, 2016.

We have no current plans for significant purchases or sales of plant or equipment as of December 31,

2016, except in connection with the planned construction of the Paradisus Papagayo Bay Resort &

Luxury Villas,

We have no current plans to make any changes in the number of our employees as of December 31, 2016.

Future Financings

The Company is in the process of fulfilling CHF Bond offerings of up to CHF 50,000,000 during the second quarter of 2017.

The Company will continue to rely on the terms of the Guaranty Agreement as necessary to meet shortfalls in development financing.

Off-Balance Sheet Arrangements

As of December 31, 2016, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Going Concern

The Company intends to build a hotel in the Papagayo Gulf Tourism Project area of Guanacaste, Costa

Rica. The total net investment is estimated to be approximately $212 million (including overhead expenses).

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

Rigendinger, shareholder, Chief Executive Officer and Company Board Member and Dr. Max Rössler,

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

Based  on  this  Guaranty  Agreement,  management  believes  that  available  funds  are  sufficient  to  finance cash  flows  for  the  twelve  months  subsequent  to  December  31,  2016,  and  the  filing  date,  though  future cash outflows for investing activities will continue to depend on the availability of financing.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended December 31, 2016 and 2015 are attached hereto as

F- 1 through F-50.

Due to rounding, the sum of individual positions may be higher or lower than 100%.

SUNVESTA, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

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

Board of Directors and

Shareholders SunVesta, Inc.,

Oberrieden, Switzerland

We  have  audited  the  accompanying  consolidated  balance  sheets  of  SunVesta,  Inc.  as  of  December

31,  2016  and  2015  and  the  related  consolidated  statements  of  comprehensive  loss,  stockholders’

deficit,  and  cash  flows  for  each  of  the  two  years  in  the  period  ended  December  31,  2016.  These financial  statements  are  the  responsibility  of  the  Company’s  management.  Our  responsibility  is  to express an opinion on these financial statements based on our audits.

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

In  our  opinion,  the  consolidated  financial  statements  referred  to  above  present  fairly,  in  all  material respects, the financial position of SunVesta, Inc. at December 31, 2016 and 2015, and the results of its operations  and  its  cash  flows  for  each  of  the  two  years  in  the  period  ended  December  31,  2016,  in conformity with accounting principles generally accepted in the United States of America.

Zürich, March 17, 2017

BDO AG

// Andreas Wyss

// Julian Snow

Andreas Wyss

Julian Snow

SUNVESTA, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2016

December 31, 2015

Assets

Current assets

Cash and cash equivalents

806,440

111,830

Receivable from related parties

49,292

19,945

Other assets

456,099

158,574

Total current assets

$

1,311,830

290,349

Non-current assets

Property and equipment - net

66,216,658

61,271,424

Deposits related to construction work

190,549

798,874

Notes receivable

280,242

280,242

Down payment for property and equipment

0

2,972,083

Restricted cash

1,667,052

1,684,467

Total non-current assets

$

68,354,502

67,007,090

Total assets

$

69,666,332

67,297,439

Liabilities and stockholders' deficit

Current liabilities

Bank liabilities

-

179,313

Accounts payable

3,311,512

8,048,608

Accrued expenses

3,160,723

7,831,247

Note payable

1,500,000

2,736,912

Notes payable to related parties

307,088

1,130,978

Other liabilities

120

-

Convertible CHF-Bond

6,202,921

0

EUR-Bond

484,463

8,347,717

Total current liabilities

$

14,966,826

28,274,775

Non-current liabilities

Convertible CHF-Bond

31,892,613

25,866,148

CHF-Bond

16,384,893

-

Liability related to conversion feature

5,936,378

6,976,322

Notes payable to related parties

51,473,793

47,198,362

Other long-term debts

-

36,140

Pension liabilities

184,469

210,680

Total non-current liabilities

$

105,872,146

80,287,652

Total liabilities

$

120,838,972

108,562,427

Stockholders' equity

Preferred stock,  $0.01 par value; 50,000,000 shares

authorized, no shares issued and outstanding

Common stock, $0.01 par value; 200,000,000 shares authorized;

959,416

959,416

101,841,603 shares issued and outstanding

Additional paid-in capital

23,238,526

23,403,438

Accumulated other comprehensive income / (loss)

2,997,562

1,778,961

Accumulated deficit

(78,368,143)

(67,406,803)

Total stockholders' deficit

$

(51,172,639)

(41,264,988)

Total liabilities and stockholders' deficit

$

69,666,332

67,297,439

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Years Ended December 31, 2016 and 2015

2016

2015

Revenues

Revenues, net

-

-

Cost of revenues

-

-

Gross profit

$

-

-

Operating Expenses

General and administrative expenses

(5,079,198)

(5,986,071)

Impairment expenses

(2,642,556)

-

Total operating expenses

$

(7,721,754)

(5,986,071)

Income / (loss) from operations

$

(7,721,754)

(5,986,071)

Other income / (expenses)

Interest income

67,808

44,957

Interest expense

(6,883,332)

(7,576,096)

Change in Fair Value of Conversion Feature

2,500,486

386,660

Loss on extinguishment of debt

(1,165,268)

(7,678,080)

Exchange differences

2,502,188

1,185,680

Other income / (expenses)

(261,468)

(108,122)

Total other expenses

$

(3,239,586)

(13,745,000)

Profit/ (loss) before income taxes

(10,961,340)

(19,731,072)

Income Taxes

-

(1,151)

Net income / (loss)

$

(10,961,340)

(19,732,222)

Comprehensive income / (loss)

Foreign currency translation

1,178,721

513,372

Actuarial gains / (losses)

39,880

-

Comprehensive income / (loss)

$

(9,742,739)

(19,218,851)

Earnings / (loss) per common share

Basic and diluted

$

(0.11)

(0.21)

Weighted average common shares

Basic and diluted

100,245,439

94,338,589

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

Years Ended December 31, 2016 and 2015

Common

Additional

Accumulated

Total

Stock

Paid-in

Other

Accumulated

Treasury

Stockholders’

Capital

Comprehensive

deficit

Stock

Equity

Income (Loss)

(Deficit)

December 31, 2014

$

835,416

$

22,942,486

$

1,265,590

$

(47,674,581)

$

-

$

(22,631,089)

Translation adjustments

-

-

513,372

0

-

513,372

Net loss

-

-

-

(19,732,222)

-

(19,732,222)

Stock based compensation expense

124,000

460,952

-

-

-

584,952

Actuarial gains & losses

-

-

-

-

-

-

December 31, 2015

$

959,416

$

23,403,438

$

1,778,961

$

(67,406,803)

$

-

$

(41,264,988)

Translation adjustments

-

-

1,178,721

(0)

-

1,178,721

Net loss

-

-

-

(10,961,340)

-

(10,961,340)

Stock based compensation expense

-

(164,912)

-

-

-

(164,912)

Actuarial gains & losses

-

-

39,880

-

-

39,880

December 31, 2016

$

959,416

$

23,238,526

$

2,997,562

$

(78,368,143)

$

-

$

(51,172,639)

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2016 and 2015

2016

2015

Cash flows from operating activities

Net loss

$

(10,961,340)

(19,732,223)

Adjustments to reconcile net loss to net cash

Depreciation and amortization

61,771

67,163

Impairment on Down Payment

2,642,555

-

Amortization of debt issuance costs and commissions

2,588,290

3,428,099

Accrued interest on debt

3,713,440

-

Extinguishment of Debt

1,165,268

7,678,080

Unrealized  exchange differences

(3,004,224)

(1,925,603)

Stock compensation expense

(164,912)

584,952

Increase in pension fund commitments

18,791

74,833

Expenses (+) / Income (-) related to conversion feature

(2,051,203)

(386,660)

- Cash flow impact of increase / decrease in:

Other current assets

846,413

130,582

Accounts payable

(4,335,084)

1,910,735

Accrued expenses

(1,998,668)

2,145,169

Net cash used in operating activities

$

(11,478,901)

(6,024,873)

Cash flow from investing activities

Notes receivable

-

(280,242)

Receivables from related parties

-

(1,507,128)

Payments to acquire property, plant and equipment

(1,455,760)

(6,801,793)

Proceeds from sale of property, plant and equipment

36,578

-

Deposits related to construction

(641,818)

21,811

Payments for down payments for property and equipment

-

(610,810)

Proceeds from down payments for property and equipment

309,023

-

Restricted cash

14,050

56

Loan receivable and participations

1

(31,424)

Net cash used in investing activities

$

(1,737,927)

(9,178,106)

Cash flows from financing activities

Proceeds from bank liabilities

42,047

25,938

Repayments of bank liabilities

(220,100)

-

Proceeds from notes payable related parties

18,456,316

16,359,360

Repayment of notes payable related parties

(3,286,465)

-

Proceeds from (Repayments of) Notes Payable

-

485,665

Proceeds from bond issuance, net of commissions and debt

issuance costs

7,433,328

8,392,693

Repayment of bonds

(7,786,584)

(9,837,471)

Repayments of note payable and other debt

(644,091)

-

Net cash provided by financing activities

$

13,994,449

15,326,185

Effect of exchange rate changes

(83,009)

(25,723)

Net increase / - decrease in cash

694,612

97,483

Cash and cash equivalents, beginning of period

111,830

14,347

Cash and cash equivalents, end of period

$

806,442

111,830

SUNVESTA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2016 and 2015

Additional information

2016

2015

Capitalized interest and debt issuance costs for construction (non-cash)

3,694,061

3,335,000

Reversal of capitalized payment obligation for construction (non-cash)

451,816

-

Assumption of payables due from AIRES by Global Care AG (non-cash)

7,621,345

-

Conversion of Loans payable to Global Care AG to CHF convertible bonds

4,635,352

-

Assumption of payables due from Global Care AG by Sportiva (non-cash)

1,533,150

-

Conversion of Loan from third party to CHF-Convertible Bond

599,700

-

Assumption of loan due from Global Care AG by Dr. Max Rössler

1,442,253

-

Conversion of Loan from Dr. Max Rössler to CHF-Bond

15,406,139

-

Transfer from EUR-Bond to CHF-Bond

953,683

-

Repayment of Specogna Holding AG loan by Aires

-

707,428

Interest paid

-

2,395,000

Assumption of receivables from Josef Mettler by AIRES (non-cash)

-

1,507,128

Assumption of loans Dr. Max Rössler by AIRES (non-cash)

-

1,551,669

The accompanying notes are an integral part of these consolidated financial statements

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

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

AG”). Until  recently, SunVesta AG held five wholly-owned subsidiaries: SunVesta Projects  and

Management  AG,  a  Swiss  company;  Rich  Land  Investments  Limitada,  a  Costa  Rican  company

(“Rich  Land”);  SunVesta  Costa  Rica  Limitada,  a  Costa  Rican  company  (“SVCR”),  Altos  del

Risco  SA,  a  Costa  Rican  company  (“AdR”)  and  SunVesta  Holding  España  SL  (“España”),  a

Spanish  company.  Effective  May  21,  2016  the  three  Costa  Rican  companies  were  merged,

whereby  Altos  del  Risco SA absorbed its  two affiliated companies and  subsequently changed  its name to SunVesta Costa Rica SA.

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

December 31, 2016 and 2015

2.

SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Cash and cash equivalents

Cash  and  cash  equivalents  include  petty  cash,  post  and  bank  accounts  as  well  as  time  deposits with maturities of less than three months.

Allowance for Doubtful Accounts

Management  makes  ongoing  estimates  relating  to  the  collectability  of  receivable  balances  and maintains  a  reserve  for  estimated  losses  resulting  from  the  inability  of  counterparties  to  meet their  financial  obligation  to  us.  As  of  December  31,  2016  and  2015  the  Company does  not  have any  amounts  reserved  in  the  consolidated  balance  sheet  nor  bad  debt  expense  recorded  in  the statement of comprehensive loss.

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

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

2.

SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

With respect to the construction in  progress,  the Company has capitalized a cumulative  amount of  $13,059,061 and  $9,365,000 of interest  expense  and  debt  issuance  costs as  of  December 31,

2016 and December 31, 2015, respectively to property and equipment.

Deposits related to construction work

The Company prepays  deposits  for  construction  work,  which  costs  are  capitalized initially and will be amortized once construction has begun.

Debt issuance cost

The  Company  reclassified  debt  issuance  cost  to  be  presented  net  with  the  issued  debt  as  per

ASU 2015-3. This ASU was applied retrospectively for all periods presented

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

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

2.

SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

2.

SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Gains  and  losses  resulting  from  foreign  currency  transactions  are  included  in  other  income  and expenses (exchange differences), except intercompany foreign currency transactions that are of a long-term-investment  nature  which  are included  in accumulated  other  comprehensive  income  in stockholders’ equity.

Bonds, net of debt issuance costs

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

Bonds are presented net  of debt issuance costs, that arise as  a result of issuing debt, i.e. the EUR bonds,  CHF  bonds,  CHF  convertible  bonds  and  the  loan  with  Aires  International  Investments

Inc.  These  costs  are  amortized  over  the  life  of  the  debt  using  the  effective  interest  method.  The costs  comprise  of  finder's  fees  of  generally  between  three  and  12  percent  of  the  amount  issued and  costs  incurred  in  connection  with  issuing  the  bonds,  such  as  legal  and  accounting  fees,  and stamp  duty  taxes.  The  accumulated  amortization  of  debt  issuance  costs  was  $1,242,172  and

$797,857 as of December 31, 2016 and December 31, 2015, respectively.

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

Related parties

Parties  are  considered  related  if  one  party  directly  or  indirectly  controls,  is  controlled  by,  or  is under  common  control  of  the  other  party,  if  it  has  an  interest  in  the  other  party  that  gives significant  influence,  if  it  has  joint  control  over  the  party,  or  if  it  is  an  associate  or  a  joint venture. Senior management or close family members are also deemed to be related parties.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

2.

SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

Fair Value of Financial Instruments

The  Company’s  financial  instruments  consist  of  cash  and  cash  equivalents,  restricted  cash,

receivables from related parties, bank liabilities, accounts payable to third or related parties, note payables  to  third  or  related  parties,  bonds  as  well  as  the  conversion  feature  of  the  convertible bonds.  The  fair  value  of  these  financial  instruments  approximate  their  carrying  value  due  to  the short maturities of these instruments, unless otherwise explicitly noted.

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

Compensation,  and  ASC  505-  50  Equity-Based  Payments  to  Non-Employees.  Fair  values  of awards granted under the share option  plans  are  estimated  using  a  Black-Scholes  option  pricing model.  The  model’s  input  assumptions  are  determined  based  on  available  internal  and  external data  sources.  The  risk-free  rate  used  in  the  model  is  based  on  the  US  treasury  rate  for  the expected  contractual  term.  Expected  volatility  is  based  on  historical  volatilities  of  a  peer  group of similar companies in the same industry.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

2.

SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

New accounting standards – not adopted

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

2014-15 will have on its balance sheet.

In   January   2016,   the   Financial   Accounting   Standards   Board   (FASB)   issued   Accounting

Standards Update 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and

Measurement  of Financial Assets and Financial  Liabilities.  The update requires several  changes with  respect  to  recognition  and  measurement  as  well  as  disclosure  requirements  with  respect  to financial  instruments).  The  amendments  to  (ASU)  2016-01  are  effective  for  the  annual  period ending  after  December  15,  2017,  and  for  annual  periods  and  interim  periods  thereafter.  Early application  is  permitted.  The  Company  is  in  the  process  of  evaluating  the  prospective  impact that (ASU) 2016-01 will have on its balance sheet.

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

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

2.

SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards

Updates   ASU   2016-9,   Compensation—Stock   Compensation   (Topic   718):   Improvements   to

Employee   Share-Based   Payment   Accounting,   requiring   certain   changes   to   recognition   and

measurement   as   well   as   disclosure   of   Share-Based   Payments.   The   standard   will   become

effective  for  the  Company  beginning  January  1,  2017.  The  Company  is  currently  assessing  the impact  adoption  of  this  standard  will  have  on  its  consolidated  results  of  operations,  financial condition, cash flows, and financial statement disclosures.

In  June  2016,  the  Financial  Accounting  Standards  Board  (FASB)  issued  Accounting  Standards

Updates  ASU  2016-13,  Financial  Instruments—Credit  Losses  (Topic  326):  Measurement  of

Credit   Losses   on   Financial   Instruments,   requiring   certain   changes   to   the   recognition   and

measurement  as  well  as  disclosure  of  incurred  and  expected  credit  losses.  The  standard  will become  effective  for  the  Company  beginning  January  1,  2020.  The  Company  is  currently assessing the impact adoption of this standard will have on its consolidated results of operations,

financial condition, cash flows, and financial statement disclosures.

In   November   2016,  the   Financial  Accounting  Standards  Board  (FASB)  issued  Accounting

Standards  Updates  ASU  2016-18,  requiring  that  restricted  cash  and  restricted  cash  equivalents be  included  with  cash  and  cash  equivalents  when  reconciling  the  beginning-of-period  and  end-

of-  period  total  cash  amounts  shown  on  the  statement  of  cash  flows.  Consequently,  transfers between  cash  and  restricted  cash  will  not  be  presented  as  a  separate  line  item  in  the  operating,

investing  or  financing  sections  of  the  cash  flow  statement.  The  amendments  are  effective  for public  business  entities  for  fiscal  years  beginning after  December  15,  2017,  and  interim periods within  those  fiscal  years.  The  Company considers  that  ASU  2016-18  will  have  a  limited  impact on the presentation of the statement of cash flows.

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

192,000,000

d.   Overhead expenses

20,000,000

e.   Total, excluding other potential projects

$

212,000,000

Seventy  percent  of  the  Net  project  cost  is  intended  to  be  financed  through  the  issuance  of secured  bonds,  for  which  negotiations  have  been  initiated.  The  remaining  thirty  percent  of  the net project cost, as well as non-recuperated overhead expenses are intended to be financed by the main  shareholders or lenders of the project, i.e. Zypam Ltd., shareholder and related entity to  the

late   Mr.   Josef   Mettler,   Mr.   Hans   Rigendinger,   shareholder,   Company   Director   and   Chief

Executive  Officer,  Dr.  Max  Rӧssler,  controlling  shareholder  of  Aires  International  Investment,

Inc. and Company Director.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

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

Cash and cash

USD

CHF

Other

Total

Total

equivalents

December 31, 2016

December 31, 2015

original currency

31,670

778,040

14,260

in $

31,670

763,428

11,342

806,440

111,830

USD ($)  =

US Dollar

EURO     =

Euro

CHF

=

Swiss Francs

CRC

=

Costa Rican Colón

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

5.

RESTRICTED CASH

As of December 31, 2016, the Company has the following restricted cash positions:

Restricted Cash

December 31, 2016

December 31, 2015

$

$

Credit Suisse in favor of BVK pension fund

125,400

128,805

HSBC in favor of Costa Rican Tourism Board

-

370,000

Banco National de Costa Rica in favor of the Costa

Rican Tourism Board

-

563,350

Banco Lafise in favor Costa Rican Tourism Board

933,350

Banco Lafise in favor Costa Rican Environmental

Agency – SETENA

608,302

Banco Nacional de Costa Rica in favor of the Costa

Rican Environmental Agency – SETENA

-

622,311

Gross

1,667,052

1,684,466

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

NOTES RECEIVABLE

On  June  15,  2015,  the  Company  granted  REP  Caribbean  Development  Corporation,  a  third party,  a  short  term  advance  in  the  amount  of  $250,000.  The  repayment  was  due  on  November

30, 2015, with a fixed interest payment of $5,000. The advance is secured by a non-related Swiss individual.  On  December  10,  2015,  the  advance  was  increased  by  $25,000.  Including  accrued interest, the overdue amount at December 31, 2016 was approximately $280,000.

As this commitment has not been executed, REP Caribbean Development Corporation still owes these funds to the Company.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

7.

PROPERTY & EQUIPMENT

December 31, 2016

December 31, 2015

Land

$

19,700,000

19,700,000

IT Equipment

221,060

185,846

Other equipment and furniture

219,734

278,000

Leasehold improvements

74,004

66,617

Vehicles

74,000

139,000

Construction in-process

46,457,172

41,412,351

Gross

66,745,970

61,781,814

Less accumulated depreciation

(529,312)

(510,390)

Net

$

66,216,658

61,271,424

Depreciation expenses for the period ended December 31,

2016 and 2015

61,771

16,802

Property and equipment is comprised primarily of land held in Costa Rica that is currently being developed for hotels and capitalized project costs in connection with the Papagayo Gulf Tourism project.  The  land  amounts  to  $19.7  million  comprised  of  $7  million  related  to  the  concession formerly  held  by  Rich  Land  (~84,000  m2)  and  $12.7  million  formerly  held  by  AdR  (~120,000

m2).

The  $7  million  concession  is  a  right  to  use  the  property  for  a  specific  period  of  time  of  initially

20  years  from  the  date  of  grant,  which  thereafter  can  be  renewed  at  no  further  cost,  if  the landholder  is  up  to  date  with  its  obligations  and  if  there  is  no  significant  change  in  government policies. The current concession was initially set to expire in June 2022.

The  $12.7  million  concession  is  also  a  right  to  use  the  property  for  a  specific  period  of  time  of initially 30  years from the date of grant, which thereafter can be renewed at no further cost, if the landholder  is  up  to  date  with  its  obligations  and  if  there  is  no  significant  change  in  government policies. The current concession was initially set to expire in November 2036.

On  July  14,  2015  the  Consejo  del  Polo  de  DesarrolloTuristico  Papagayo  at  ICT  (Council  of

Papagayo  Tourism  Development  Project),  has  unanimously  approved  the  extension  of  both concessions until 2052.

The  construction  in  process through  December  31,  2016  and  December  31,  2015,  is  represented primarily by architectural work related to the hotel and apartments as well as construction work.

Deposit related to construction work

For   the   year   ended   December   31,   2016,   the   Company   had   made   deposits   with   several

contractors  to  initiate  earth  moving  groundwork.  These  deposits  will  be  offset  against  invoices for  such  groundwork  as  completed.  As  of  December  31,  2016  and  2015,  the  Company  has

deposits of $190,549 and $798,874 respectively, which have not been set off.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

8.

DOWN PAYMENTS FOR PROPERTY & EQUIPMENT

December 31, 2016

December 31, 2015

La Punta (neighbouring piece of land)

2,669,816

2,669,816

Hotel Engadina

-

302,267

Gross

$

2,669,816

2,972,083

Value adjustment on Down Payment La Punta

(2,669,815)

-

Total (net)

$

0

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

(the  concession  properties  in  Polo  Papagayo)  and  five  percent  in  equity  of  Paradisus  Papagayo

Bay  Resort  &  Luxury  Villas  (currently  under  development).  Both  of  these  are  located  in  Costa

Rica.

On  November  13,  2012,  the  above  agreement  was  amended  to  decrease  the  total  purchase  price to  $17,200,200  with  no  equity payments.  The  terms  and  conditions  of the  cash  payment  were  to be  defined.  Furthermore,  all  payments  by  the  Company  to  date  and  in  the  future  were  to  be refundable in the event the purchase did not close.

During  the  second  quarter  of  2013,  the  Company  entered  into  a  new,  revised  agreement  for  the purchase  of  the  said  properties.  The  original  agreement  (including  amendments)  as  described above was cancelled and replaced by a new agreement, which included the following clauses:

-      The  total  purchase  price  is  $  17,500,000  of  which  $  1,369,816  has  been  paid  as  of  date of the  new revised agreement and therefore $16,130,184 was outstanding as per  the date of the new, revised agreement.

-      Since  the   original   seller  owes   a  third  party  $8,000,000,  the  Company  was   to  pay

$8,000,000  of  the  purchase  price  directly  to  this  third  party  instead  of  to  the  original seller.  The  remaining  $8,130,184  on  the  new  agreement  was  to  be  paid  directly  to  the original seller. Payment schedules were defined.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

8.

DOWN PAYMENTS FOR PROPERTY & EQUIPMENT - CONTINUED

As of this balance sheet date, the following is the situation:

(USD)

(USD)

Total

Description

USD

USD

USD

Total commitment

9,500,000

8,000,000

17,500,000

Payments till 31 December, 2016

1,669,816

1,000,000

2,669,816

Thereof refundable:

-1,669,816

-700,000

-2,369,816

thereof non-refundable

0

300,000

300,000

Total outstanding at 31 December,

7,830,184

7,000,000

14,830,184

Thereof overdue

-7,830,184

-7,000,000

-14,830,184

Thereof not overdue

0

0

0

The  Company  has  not  fulfilled  the  terms  of  either  the  agreement  with  the  original  seller  or  the agreement with the third party seller. Notice of termination of the agreement with the third party was  received  on  January  4,  2014.  Despite  attempts  to  renegotiate  a  new  agreement  to  purchase the  additional  concession  properties,  the  Company  noticed  cancellation  of  the  agreement  with the original seller on February 24, 2017.

The  agreement  with  the  original  seller  entitled  the  Company  to  reimbursement  for  all  amounts paid as deposits against the purchase of the concessions less a liquidated damages penalty of 5%

in  the  event  that  the  purchase  did  not  close  on  providing  notice  of  cancellation  to  the  original seller.

The  agreements  with  the  third  party  seller  entitled  the  Company  to  reimbursement  for  all amounts paid as deposits minus a non-refundable payment of $300,000 and a liquidated damages penalty of 5% in the event that the purchase did not close on receiving notice of termination.

All  expenses  related  to  the  agreements  with  the  original  seller  and  the  agreement  with  the  third party seller, were impaired as of December 31, 2016.

Hotel Engadina

This amount of 0 and $ 302,267 as per December 31, 2016 and December 31, 2015 respectively,

related  to a purchase option that  was bought  by QuadEquity Holdings,  a related party during the year ended December 31, 2016.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

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

As  of  December  31,  2016  and  December  31,  2015,  respectively,  there  are  no  financial  assets or  liabilities  measured  on  a  recurring  basis  at  fair  value  with  the  exception  of  the  liability related to the conversion feature.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

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

—

CHF-bonds – The fair values  of the bonds payable are classified as level 3 fair values. The fair values of the bonds have been determined  by discounting cash flow projections discounted at the respective interest rates of 7.25%  and

6.5%  respectively  for  CHF  bonds,  which  represented  the  current  market  rate  based  on  the  creditworthiness  of  the

Company at the date of issue. Hence, the carrying values approximate fair value.

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

—

Liability  related  to  conversion  feature  -  The  fair  value  of  the  liability  related  to  conversion  feature  is  classified  as level 3 in the fair value hierarchy. The fair value of the liability is determined using a Black Scholes model to calculate the  option  value  at  each  reporting  date  and  multiplied  by  the  number  of  potentially  convertible  shares.  Hence  the carrying value of the obligation approximates the fair value

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

9.

FAIR VALUE MEASUREMENT - CONTINUED

The fair value of our financial instruments is presented in the table below:

December 31, 2016

December 31, 2015

Carrying

Fair Value $

Carrying

Fair Value $     Fair Value    Ref-

Amount $

Amount $

Levels

erence

Cash and cash equivalents

806,440

806,440

111,830

111,830

1

Note 4

Restricted cash

1,667,052

1,667,052

1,684,467

1,684,467

1

Note 5

Receivables from related parties –

other (current)

49,292

49,292

19,945

19,945

3

Note 10

Accounts Payable

3,311,512

3,311,512

8,048,608

8,048,608

1

-

Bank liabilities

-

-

179,313

179,313

1

Note 11

Note payable

1,500,000

1,500,000

2,736,912

2,736,912

1

Note 17

Notes payable to related parties –

Dr. M. Rӧssler (current)

-

-

-

-

3

Note 10

Notes payable to related parties –

Rigendinger (current)

-

-

1,973

1,973

3

Note 10

Notes payable to related parties –

other (current)

307,088

307,088

1,129,005

1,129,005

3

Note 10

Notes receivable

280,242

280,242

280,242

280,242

3

EUR-bonds

484,463

484,463

8,488,631

8,488,631

3

Note 12

Convertible CHF-bonds

38,095,533

38,095,533

28,720,443

28,720,443

3

Note 12

CHF-bonds

16,384,893

16,384,893

28,720,443

28,720,443

3

Note 12

Notes payable to related parties –

Aires (non-current)

51,473,793

51,473,793

47,198,362

47,198,362

3

Note 10

Liability related to conversion

feature

5,936,378

5,936,378

6,976,322

6,976,322

3

Note 12

The Company's financial liabilities measured at fair value on a recurring basis consisted of the liability relates to conversion feature as of the following date:

Balance at December 31, 2015

6,976,322

Additions

449,283

Change in Fair Value of Conversion Feature

(2'500'486)

Extinguishment of debt

1,165,268

FX Revaluation

(154,010)

Balance at December 31, 2016

5,936,378

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

9.

FAIR VALUE MEASUREMENT - CONTINUED

The Company used a Black-Scholes model to value the Liability related to conversion feature as of December 31, 2016 and December 31, 2015.

The assumptions as of December 31, 2016 are as follows:

Stock Price: CHF 5.08

Annualized Risk Free Rate: .0001% Exercise Price: CHF 8

Annualized Volatility:    80%

Time to Maturity: 1.75 years

The assumptions as of December 31, 2015 were as follows:

Stock Price: CHF 5.08

Annualized Risk Free Rate: .72% Exercise Price: CHF 8

Annualized Volatility:    80% Time to Maturity: 2.75 years

The annualized risk free rate was changed from a US treasury rate to a Swiss treasury rate, as the underlying basis value are shares in a Swiss company denominated in Swiss Francs.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

10.

RELATED PARTY TRANSACTIONS

The advances from (to) related parties are composed as follows:

Receivables

Payables

December 31,

December

December 31,

December 31,

2016

31, 2015

2016

2015

Hans Rigendinger

-

-

-

1,973

Aires International

-

-

51,473,793

47,198,362

Akyinyi Interior and Exterior

-

-

Decoration

290,000

290,000

Global Care AG

-

-

-

240,210

Geoffrey Long

-

19,945

-

-

Sportiva participations ag

-

-

-

528,660

Late Josef Mettler

-

-

17,088

70,135

QuadEquity Holdings

-

-

-

-

4f capital ag

-

-

-

-

Dr. Max Rössler

-

-

-

-

Turan Tokay

49,292

-

-

-

Total excluding interest

49,292

19,945

51,780,881

48,329,340

Accrued interest

-

-

-

6,370,579

Total

49,292

19,945

51,780,881

54,699,919

of which non-current

-

-

51,473,793

47,198,362

Related party

Capacity

Interest   Repayment     Security

Rate

Terms

1     Hans Rigendinger     Shareholder, CEO and Company board member

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

7     Late Josef Mettler     Former shareholder, CEO, CFO and Company board

member

3%

none

none

8     Turan Tokay

Shareholder

3%

none

none

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

10.

RELATED PARTY TRANSACTIONS - CONTINUED

Loan agreement Aires International Investment Inc.

As of December 31, 2016, the Company owes Aires International Inc. the following:

Borrower

Debt instrument

Amount in CHF

Amount in     Annual

Repayment date *

denominated in

USD      interest

CHF

rate

SunVesta Inc.

Promissory note

10,044,371

9,855,731      7.25%

After Dec 31, 2020

SunVesta Inc.

Promissory note

10,000,000

9,812,195      7.25%

After Dec 31, 2020

SunVesta Inc.

Promissory note

10,000,000

9,812,195      7.25%

After Dec 31, 2020

SunVesta Inc.

Loan agreement

9,675,972

9,605,602      7.25%

After Dec 31, 2020

SunVesta Holding

Loan agreement

12,625,177

12,388,070      7.25%

After Dec 31, 2020

Total

51,473,793

*

The notes may be repaid in whole or in part.

Loan due to Global Care AG

In  April  2016,  Global  Care  AG  (a  related  party  controlled  by  Dr.  Max  Rössler,  himself  board member  and  related  party)  assumed  a  liability  of  CHF  4.5  million  from  Aires  International

Investment  Inc.,  (also a related  party controlled by Dr. Max Rössler). This CHF 4.5  million was subsequently  subscribed  into  bonds  of  the  CHF-Convertible  Bond  issue.  As  this  conversion includes  a  significant  conversion  option,  the  exchange  is  treated  as  an  extinguishment  of  debt and  an  amount  of  $1,071,317  has  been  reclassified  in  the  statement  of  profit  or  loss  from revaluation  of  conversion  feature  to  extinguishment  of  debt.  In  June  2016,  there  were  the following changes to the debt structure:

-

A  liability  of  CHF  2,656,083  was  transferred  from  Dr.  Max  Rössler  to  Global  Care  AG

-

A liability of CHF 1.5 million was transferred from Sportiva to Global Care

-

A liability of CHF 1.4 million was transferred from Global Care to Dr. Max Rössler.

In  December  2016,  Dr.  Max  Rössler  subscribed  a  loan  in  the  amount  of  CHF  15.2  million  into bonds of the new CHF-Bond issue 2016-2020. As this conversion did not represent a significant change of the conditions between the old debt and the new debt, the exchange was not treated as an extinguishment of debt.

Receivable from and loans to Josef Mettler

During 2016, the payable to Mr. Mettler in the amount of $70,135 was repaid.

During the third quarter  2016 Josef Mettler  passed away and companies formerly owned by him are no longer related parties to the Company.

During  the  third  quarter  2016,  $17,775  was  advanced  to  the  late  Josef  Mettler  for  private expenses.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

10.

RELATED PARTY TRANSACTIONS - CONTINUED

Current account Sportiva Participations AG

During  the  period  ended  December  31,  2016  there  were  the  following  movements  on  the  current account  of  Sportiva  Participations  AG  until  the  death  of  the  late  Josef  Mettler.  At  that  point,

Sportiva Participations AG was no longer a related party.

CHF

USD

Balance December 31, 2015

524,695

528,660

Cash paid to SunVesta

870,000

875,780

Cash received from SunVesta

(2,812,911)

(2,867,777)

Transfers from/(to) other related parties

1,502,026

1,545,020

Interest credited to the account

4,801

4,852

Changes in forreign currency

-

1,976

Transfer to third party upon death of the late Josef Mettler

(88,611)

(88,511)

Balance September 12, 2016

-

-

Commissions paid or payable to related parties

During  the  periods  ended  December  31,  2016,  and  December  31,  2015,  the  Company  paid commissions  to  4f Capital AG  in  the  amount  of  $0  (up  to  the  death  of  the  late  Josef  Mettler)  and

$253,945,  respectively,  for  services  related  to  financing  of  the  Company.  These  costs  were capitalized  as  debt  issuance  costs.  4f  Capital  AG  was  a  company owned  and  directed  by the  late

Josef Mettler that received a commission of 1.5% for new funds that the Company receives based on consulting services rendered by 4f Capital AG.

Service fees paid or payable to Akyinyi Interior and Exterior Decoration

During the year ended December 31, 2016 there were no payments to Akyinyi Interior and Exterior

Decoration  and  during  the  year  ended  December  31,  2015,  $120,000  fees  for  decoration  services were paid. These costs have been capitalized to property and equipment.

11.

BANK LIABLITIES

The  bank  liabilities  due  at  December  31,  2016  and  2015  in  the  amounts  of  $0  and  $153,375 respectively, represented temporary, secured overdraft facilities, bearing an interest rate of 8.9%.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

12.

BONDS

Description

EUR (€) bond new I

EUR (€) bond new II

Issuer:

SunVesta Holding AG

SunVesta Holding AG

Type of securities:

Bond in accordance with Swiss

Bond in accordance with

Approval by SunVesta AG

October 31, 2013

May 19, 2014

Volume:

Up to EUR15,000,000

Up to EUR 15,000,000

Units:

EUR10,000

EUR 10,000

Offering period:

11/07/2013 – 03/31/2014

05/01/14 – 06/30/14

Due date:

December 2, 2016

December 02, 2016

Issuance price:

100%

100%

Issuance day:

December 2, 2013

December 02, 2013

Interest rate:

7.25% p.a.

7.25 % p.a.

Interest due dates:

December 2, 2013

December 02

Applicable law:

Swiss

Swiss

EURO (€) Bond new I

EURO

EURO

Bond

Bond

(New)

(New)

2016

2015

$

$

Balances January 1

6,871,630

7,355,572

Cash inflows

-

281'754

Cash outflows

(6,736,255)

-

Foreign currency

adjustments

(103,834)

(765'696)

Sub-total

31,541

6,871,630

Discounts (commissions paid to bondholders) and

debt issuance costs

(588,613)

(588,613)

Accumulated amortization of discounts and

debt issuance costs

563,636

432,128

Total accumulated unamortized discounts and

debt issuance costs

(24,977)

(156,485)

Balances December 31 (Carrying value)

6,564

6,715,145

As per date of this report the Company has realized a cumulative amount of EUR 0 related to the

EURO  Bond  I.  This  due  to  the  fact,  that  certain  bondholders  have  not  redeemed  their  principal amounts up to the date of this report.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

12.

BONDS - CONTINUED

EURO (€) Bond new II

EUR Bond

EUR Bond

new II

new II

2016

2015

$

$

Balances January 1

1,658,300

1,761,258

Cash inflows

-

-

Cash outflows

(159,950)

-

Reclassification from / to Bond

(953,683)

-

Foreign currency adjustments

(32,862)

(102,958)

Sub-total

511,805

1'658,300

Discounts (commissions paid to bondholders) and

debt issuance costs

(174,660)

(174,660)

Accumulated amortization of discounts and

debt issuance costs

140,754

148,932

Total accumulated unamortized discounts and

debt issuance costs

(33,906)

(25,728)

Balances December 31 (Carrying value)

477,899

1,632,572

During  the  year  ended  December  31,  2016,  an  amount  of  $953,683  was  reclassified  to  the  new parallel  CHF-Bond  III.  Since  the  new  debt  was  not  significantly different  from  the  old  debt,  the exchange was not treated as an extinguishment of debt.

As per date of this report the Company has realized a cumulative amount of EUR 0 related to the

EURO  Bond  new  II.   This  due  to  the  fact,  that  certain  bondholders  have  not  redeemed  their principal amounts up to the date of this report.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

12.

BONDS - CONTINUED

On September 30, 2015, the Company approved the issuance of two new convertible CHF-

bonds. The major terms and conditions are the following:

Description

Convertible CHF Bond I

Convertible CHF Bond II

Issuer:

SunVesta Holding AG

SunVesta Holding AG

Type of securities:

Senior convertible bonds,

Senior convertible bonds,

convertible into shares of

convertible into shares of

the issuer, in accordance

the issuer, in accordance

with Swiss law

with Swiss law

Approval by SunVesta AG BOD:

September 30, 2015

September 30, 2015

Volume:

Up to CHF 45,000,000

Up to CHF 15,000,000

Denomination:

CHF 5,000

CHF 5,000

Offering period:

October 01, 2015

October 01, 2015

Maturity date:

September 30, 2018

September 30, 2018

Issue price:

100%

100%

Redemption price:

100%

100%

Issuance date:

October 01, 2015

October 01, 2015

Coupon:

6.00 % p.a.

6.00 % p.a.

Interest due dates:

September 30 of each year,

September 30 of each year,

the first time September 30,

the first time September 30,

2016

2016

Reference price:

CHF 6.50

CHF 6.50

Initial conversion price:

CHF 8.00

CHF 8.00

Applicable law:

Swiss

Swiss

In  October  2015,  Sunvesta  Holding  AG,  a  wholly  owned  subsidiary  of  the  Company  settled approximately  $27,300,000  worth  of  old  CHF-Bonds  which  had  matured  on  August  31,  2015 and  were  extended  through  September  30,  2015  (i.e.  unpaid).  These  CHF-Bonds  were  rolled forward/  and  exchanged  for  two  substantially  different  convertible  bonds  of  Sunvesta  Holding

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

December 31, 2016 and 2015

12.

BONDS - CONTINUED

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

Balances September 30 and December 31

(Carrying value)

-

-

From  the  CHF  Bond  I issue  in  this  roll-forward,  $2,005,548  was  reclassified  to  the  Convertible

CHF  Bond  I  in  the  fourth  quarter  of  2015.  Additionally,  $3,239,732  was  reclassified  to  the

Company's CHF Convertible Bond II.

CHF

CHF Bond II

CHF BOND II

Bond

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

December 31, 2016 and 2015

12.

BONDS - CONTINUED

Convertible CHF BOND I

Convertible

Convertible

CHF Bond I

CHF Bond I

2016

2015

$

$

Balances January 1

2,250,048

-

Cash inflows

1,640,887

100'990

Cash outflows

(103,008)

-

Foreign currency adjustments

(105,058)

(41,617)

Reclassifications to / from Bond (net)

(34,486)

2,190,675

Sub-total

3,648,383

2,250,048

Discounts (commissions paid to bondholders) and debt issuance costs

(136,722)

(136,219)

Accumulated Amortization of discounts and debt issuance costs

117,652

57,896

Reclassification to CHF Bonds

(104,038)

-

Total Accumulated Unamortized discounts and debt issuance costs

(123,108)

(78,323)

Balances December 31 (Carrying value)

3,525,275

2,171,725

Since the new debt was not significantly different from the old debt, the exchange was not treated as an extinguishment  of debt.  Furthermore,  $599,700 (CHF 600,000) was converted from a loan.

Since the new debt was significantly different  from  the  old  debt,  the  exchange  was  treated  as

an   extinguishment   of   debt   and   an   amount   of  $93,950.87  was  accounted  for  as  a  loss  on

extinguishment of debt.

As per date of this report, the Company has realized a cumulative amount of CHF 3.6 million

($3.5 million) related to the Convertible Bond I.

During  the  year  ended  December  31,  2016,  the  Company  reclassified  $634,186  (CHF  630,000)

from  convertible  CHF  Bond  I  to  convertible  CHF  Bond  II,  together  with  a  corresponding amount of $104,038 of capitalized debt issuance costs.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

12.

BONDS - CONTINUED

Convertible CHF BOND II

Convertible

Convertible

CHF Bond

CHF Bond

II 2016

II 2015

$

$

Balances January 1

26,470,395

-

Cash inflows

7,142,850

1,747,122

Cash outflows

(787,371)

-

Foreign currency adjustments

(1,187,441)

(479,315)

Reclassifications to CHF Bonds

5,131,937

25,202,588

Sub-total

36,770,369

26,470,395

Discounts (commissions paid to bondholders) and debt issuance costs

(4,890,690)

(2,977,065)

Accumulated Amortization of discounts and debt issuance costs

2,586,541

201,093

Reclassification to CHF Bonds

104,038

-

Total Accumulated Unamortized discounts and debt issuance costs

(2,200,111)

(2,775,972)

Balances December 31 (Carrying value)

34,570,259

23,694,423

As  per  date  of  this  report  the  Company has  realized  a  cumulative  amount  of  CHF  33.20  million

($32.7 million) related to the Convertible Bond II.

During  the  year  ended  December  31,  2016,  the  Company  reclassified  $634,186  (CHF  630,000)

from  convertible  CHF  Bond  I  to  convertible  CHF  Bond  II,  together  with  a  corresponding amount of $104,038 of capitalized debt issuance costs.

In  April  2016,  Global  Care  AG  (a  related  party  controlled  by  Dr.  Max  Rössler,  a  Company board member and related party) assumed a liability of CHF 4.5 million from Aires International

Investment  Inc.,  (also  a  related  party  controlled  by  Dr.  Rössler).  This  CHF  4.5  million  was subsequently  subscribed  into  bonds  of  the  CHF  Convertible  Bond  issue.  As  the  conversion inclues a  significant  conversion option, the exchange is  treated  as  an extinguishment  of debt  and an amount  of $1,071,317 has  been reclassified  in the statement of profit  or  loss from revaluation of conversion feature to extinguishment of debt.

Included   in   this   amount   is   approximately   $6.20   million   (CHF   6.32   million),   which,   by

agreement  between  the  Company  and  the  bondholders  and  as  a  deviation  from  the  standard terms,  was  repayable as of February 28, 2017. As these amounts were due within 12 months from the reporting date, these funds are classified within current liabilities on the consolidated balance sheet.

As per date of this report, approximately $1.1 million have been repaid, the remaining amount was extended under unchanged conditions and are planned to be converted into a new bond issue during May 2017.

The  Company  initiated  a  new  offering  of  senior  unsecured  CHF  bonds  on  September  21,  2016,

of  up  to  CHF  20,000,000  in  units  of  CHF  5,000  that  bear  interest  at  6.50%  per  annum  payable each August 15, over a four-year term that matures on August 15, 2020.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

12.

BONDS - CONTINUED

Description

Convertible CHF Bond III

Issuer:

SunVesta Holding AG

Type of securities:

Senior bonds

Approval by SunVesta AG BOD:

July 7, 2016

Volume:

Up to CHF 20,000,000

Denomination:

CHF 5,000

Offering period:

November 30, 2016

Maturity date:

August 15, 2020

Issue price:

100%

Redemption price:

100%

Issuance date:

September 21, 2016

Coupon:

6.50 % p.a.

Interest due dates:

August 15 of each year, the

first time August 15, 2017

Applicable law:

Swiss

We  had  realized  $15,547,647  as  of  the  year  ended  December  31,  2016.  Included  in  this  amount is  $15,192,404 (CHF 15.2 million)  that  was converted from loans  from related parties.  Since the new  debt  was  not  significantly  different  from  the  old  debt  and  did  not  include  a  conversion feature deemed substantive, the exchange was not treated as an extinguishment of debt.

CHF BOND III

CHF

CHF

original

Bond III

Bond III

2016

2015

$

$

Balances January 1

-

Cash inflows

699,650

Cash outflows

-

Foreign currency adjustments

(290,665)

Reclassifications to / from Bonds

15,192,404

Sub-total

15,601,389

Discounts (commissions paid to bondholders) and debt issuance costs

(106,618)

Accumulated Amortization of discounts and debt issuance costs

3,814

Total Accumulated Unamortized discounts and debt issuance costs

(102,804)

Balances December 31 (Carrying value)

15,498,586

As  per  date  of  this  report  the  Company  has  realized  a  cumulative  amount  of  CHF  16.7  million

($16.5  million)  related  to  the  CHF  Bond  III  original.  Within  the  abovementioned  facility,  the

Company initiated a new parallel offering of senior unsecured CHF bonds on September 21,

2016. An amount of $979,510 was reclassified from EUR Bond II.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

12.

BONDS - CONTINUED

Since the new debt was not significantly different from the old debt, the exchange was not treated as an extinguishment of debt. We had realized a cumulative amount of $886,307 as of the year ended

December 31, 2016.

CHF BOND III

CHF Bond III

CHF Bond III

parallel

2016

2015

$

$

Balances January 1

-

Cash inflows

-

Cash outflows

-

Foreign currency

adjustments

(17,915)

Reclassifications to / from Bonds

979,510

Sub-total

961,595

Discounts (commissions paid to bondholders) and debt issuance costs

(79,289)

Accumulated Amortization of discounts and debt issuance costs

4,001

Total Accumulated Unamortized discounts and debt issuance costs

(75,288)

Balances December 31 (Carrying value)

886,307

As per date of this report the Company has realized a cumulative amount of CHF 0.9 million ($0.9 million) related to the CHF Bond III parallel.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

13.

INCOME TAXES

The components of loss before income taxes are as follows:

December 31, 2016

December 31, 2015

Domestic

(1,411,971)

(3,863,810)

Foreign

(9,549,369)

(15,867,262)

Loss before income tax

(10,961,340)

(19,731,072)

Income taxes relating to the Company’s operations are as follows:

December 31, 2016

December 31, 2015

Current income taxes

US Federal, state and local

-

-

Foreign

-

(1,151)

Deferred income taxes

-

-

US Federal, state and local

-

-

Foreign

-

-

Income tax expense/recovery

-

(1,151)

Income taxes at the United States federal statutory rate compared to the Company’s income tax expenses as reported are as follows:

December 31, 2016

December 31, 2015

Net loss before income tax

(10,961,340)

(19,731,072)

Statutory rate

35%

35%

Expected income tax recovery

(3,836,469)

(6,905,875)

Impact on income tax expense/recovery from

Change in valuation allowance

3,518,283

4,979,054

Different tax rates in foreign jurisdictions

921,953

697,632

Expiration of unused tax loss carry forwards

502,483

-

Permanent differences

(645,752)

1,803,538

Difference due to tax review / previous year

(317,710)

(633,957)

adjustments

Others

(142,789)

58,457

Income tax expense

0

(1,151)

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

13.

INCOME TAXES - CONTINUED

The Company’s deferred tax assets and liabilities consist of the following:

December 31, 2016

December 31, 2015

Deferred tax assets

Tax loss carry forward

20,370,022

17,321,345

Valuation allowance

(20,370,022)

(17,321,345)

Deferred tax assets/liabilities

-

-

As  of  December  31,  2016  and  2015,  there  were  no  known  uncertain  tax  positions.  We  have  not identified  any  tax  positions  for  which  it  is  reasonably  possible  that  a  significant  change  will occur during the next 12 months.

Pursuant  to  ASC  740-10-25-3  Income  Taxes,  an  income  tax  provision  has  not  been  made  for

U.S.  or  additional  foreign  taxes  since  none  of  the  subsidiaries  of  the  Company  are  generating income  nor  are  expected  to  in  the  foreseeable  future.  The  company expects  that  future  earnings will  be reinvested,  but could  become  subject to additional tax  if they were  remitted  as dividends or  were  loaned  to  the  Company,  or  if  the  Company  should  sell  or  dispose  of  its  stock  in  the foreign  subsidiaries.  It  is  not  practical  to  determine  the  deferred  tax  liability,  if  any,  that  might be  payable  on  foreign  earnings  because  if  the  Company  were  to  repatriate  these  earnings,  the

Company  believes  there  would  be  various  methods  available  to  it,  each  with  different  U.S.  tax consequences.

The   Company’s   operating   loss   carry   forward   of   all   jurisdictions   expire   according   to   the

following schedule:

Domestic

Foreign

2017

-

5,129,934

2018

-

9,083,582

2019

-

6,215,044

2020

-

2,610,044

2021

-

7,707,090

2022

-

7,458,249

2023

392,931

14,899,080

Beyond 2023

21,177,817

-

Total operating loss carry forwards

$

21,570,748

53,103,23

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

13.

INCOME TAXES - CONTINUED

The following tax years remain subject to examination:

United States of America

Switzerland

Costa Rica*

2008

YES

NO

N/A

2009

YES

NO

N/A

2010

YES

NO

N/A

2011

YES

NO

N/A

2012

YES

NO

N/A

2013

YES

NO

NO

2014

YES

NO

NO

2015

YES

YES

NO

2016

YES

YES

YES

* The Costa Rican companies are taxable since 2013.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

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

The projected benefit obligation and the fair value of plan assets have changed as follows:

2016

2015

Projected Benefit Obligations beginning of year

$

463,576

352,704

Service cost - current

60,070

56,927

Interest expense

3,698

5,239

Benefit payments and transfers

(102,949)

(12,091)

Actuarial gains/losses

(42,879)

61,864

Currency translation losses

(10,616)

(1,067)

Projected Benefit Obligations end of year

$

370,901

463,576

Fair Asset Values beginning of year

$

252,896

216,271

Expected returns

7,496

6,448

Contributions paid

39,980

46,348

Benefits paid and transfers

(102,949)

(12,091)

Actuarial gains/losses

(5,497)

(3,426)

Currency translation losses

(5,494)

(654)

Fair Asset Value of assets end of year

$

186,432

252,896

Net liabilities

$

(184,469)

(210,680)

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

14.

PENSION PLAN - CONTINUED

The following were the primary assumptions:

Future  benefits,  to  the  extent  that  they  are  based  on  compensation,  include  salary  increases,  as presented  above,  consistent  with  past  experiences  and  estimates  of  future  increases  in  the  Swiss labor market.

December 31, 2016

December 31, 2015

Assumptions at year end

Discount rate

0.60%

0.80%

Expected rate of return on plan assets

3.00%

3.00%

Future salary increases

1.50%

1.50%

Future pension increases

0.00%

0.00%

Net periodic pension costs have been included in the Company’s results as follows:

December 31, 2016

December 31, 2015

Current service cost

60,070

56,927

Net actuarial (gain) loss recorded

2,499

-

Interest cost

3,698

5,239

Expected return on assets

(7,496)

(6,448)

For  the  years  ended  December  31,  2016  and  December  31,  2015  the  Company  made  cash contributions of $88,312 and $23,000, respectively, to its defined benefit pension plan.

All  of the  assets are  held under  the collective  contract by the plan’s re-insurance Company and are  invested  in  a  mix  of  Swiss  and  international  bond  and  equity  securities  within  the  limits prescribed by the Swiss Pension Law.

The expected future  cash  flows to be paid by the Company in respect  of employer contribution to the pension plan for the year ending December 31, 2017 are $20,000.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

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

Since  Josef  Mettler  passed  away  during  the  third  quarter  2016,  3,000,000  common  shares  were issued to his estate as earned compensation as of July 4, 2016. From after this date, the necessary accrual up until his passing away has been reversed as of December 31, 2016.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

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

Stock-based compensation (shares)

December 31, 2016

December 31, 2015

Shares granted

46,800,000 shares

46,800,000 shares

Fair Value respectively market price on grant date

$0.0746

$0.0744

Total maximal expenses (2013-2020)

$3,490,000

$3,450,000

Shares vested

29,800,000 shares

23,900,000 shares

Shares forfeited

12,000,000 shares

23,900,000 shares

Unvested shares

5,000,000 shares

22,900,000 shares

As  of  December  31,  2016,  the  Company expects  to  record  compensation  expense  in  the  future up to $200,000 as follows:

Stock-based

Year ending December 31,

compensation

2017

2018

2019

2020

2021

(shares)

$

$

$

$

$

Unrecognized

compensation

200,000

0

0

0

0

expense

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

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

July 1, 2015. As of March 6, 2014, the Company still assessed the probability that this performance condition would be met at 100%, but the date by which the performance condition would have to be achieved was postponed to the fourth quarter 2015, as the opening date was postponed. As of the date of this report, the estimated opening date was postponed to the fourth quarter 2018, as was the required date of the performance condition. The Company still assessed the probability that this performance condition will be met at 100%. Hence, the remaining fair value of the award will be expensed on a straight-line basis over the recalculated expected remaining vesting period.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

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

July  1,   2015.   As   of   March   6,   2014   the   Company   still   assesses   the   probability   that   this

performance  condition  would  be  met  at  100%,  but  the  date  by which  the  performance  condition would  have  to  be  achieved  was  postponed  to  the  fourth  quarter  2015,  as  the  opening  date  was postponed.  As  of  the  date  of  this  report,  the  estimated opening date  was  postponed  to  the  fourth quarter 2018,  as was  the required date of the performance condition. The Company still assessed the  probability that  this  performance  condition  will  be  met  at  100%.  Hence,  the  remaining  fair value  of  the  award  will  be  expensed  on  a  straight-line  basis  over  the  recalculated  expected remaining vesting period.

Stock Options – Mr. Josef Mettler

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

Therefore,  all  previously  recognized  expenses  in  the  amount  of  $561,064  –  corresponding  to options  that  have  not  yet  vested  for  all  installments  above–have  been  reversed  as  of  December

31, 2016.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

15.

STOCK COMPENSATION - CONTINUED

Summary

A summary of stock options outstanding as per December 31, 2016 is as follows:

Options outstanding

Number of Options

Weighted average

Weighted average

exercise price

remaining

contractual life

Outstanding January 1, 2016

32,000,000

$ 0.05

7.42 years

Granted

0

Exercised

0

Forfeited or expired

(12,000,000)

Outstanding December 31, 2016

20,000,000

$ 0.05

6.38 years

Exercisable December 31, 2016

0

The  following  table  depicts  the  Company’s  non-vested  options  as  of  December  31,  2016  and changes during the period:

Non-vested options

Shares under

Weighted average

Options

grant date fair

value

Non-vested at January 1, 2016

32,000,000

$ 0.053

Non-vested-granted

-

-

Vested

-

-

Non-vested, forfeited or cancelled

(12,000,000)

-

Non-vested at December 31, 2016

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

December 31, 2016

December 31, 2015

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

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

15.

STOCK COMPENSATION - CONTINUED

As  of  December  31,  2016,  the  Company  had  unrecognized  compensation  expenses  related  to stock  options  currently  outstanding,  to  be  recognized  in  future  quarters  respectively  years  as follows:

Stock-based compensation (options)

Through to December

Through to December

31, 2017

31, 2018

$

$

Unrecognized compensation expense

40,964

30,723

16.

SUMMARY OF STOCK AND OPTION COMPENSATION EXPENSE

The  Company  recorded  the  following  amounts  related  to  stock  based  compensation  expense during the periods ended December 31, 2016 and December 31, 2015:

Summary of share and option based compensation expense

December

31,

December 31, 2015

2016

$

$

Expense related to option grants

(509,912)

134,952

Expense related to share grants

345,000

450,000

Total (recorded under general & administrative expense)

(164,912)

584,952

17.

FUTURE LEASE COMMITMENTS

On  December  1,  2012,  the  Company  entered  into  a  lease  agreement  for  the  premises  for  its

Swiss  office  with  an  unrelated  entity.  The  annual  rental  expense  amounts  to  approximately

$130,000 on a fixed  term expiring on December  31, 2017. The company has  been  invited by the landlord to discuss a continuation or termination of the rental agreement. The objective is to come to decisions before the middle of the calendar year 2017.

December 31,

December 31,

Future lease commitments

2016

2015

$

$

2016

0

130,000

2017

130,000

130,000

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

18.

NOTES PAYABLE

December 31, 2016

December 31, 2015

$

$

Promissory note

1,500,000

2,000,000

Specogna Holding AG

-

60,'743

R. Weimar (private investor)

-

131,169

Total

1,500,000

2,736,912

Promissory Note

As  part  of  the  completion  of  the  purchase  of  SunVesta  Costa  Rica  SA  (former  Altos  del  Risco)

on  March  9,  2013,  the  parties  agreed  that  $2,000,000  of  the  purchase  price  would  be  converted into  a  non-interest  bearing  and  uncollateralized  loan  payable  which  was  originally  due  for payment  on  March  8,  2014,  then  extended  to March  8, 2015.  On March  16,  2015,  the Company

agreed with the counterparty to extend the due date through March 16, 2016.

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

2016.

Loans Specogna Holding AG

On   December   31,   2015,   the   Company   entered   into   a   short   term   loan   agreement   for

approximately  $607,000  with  Specogna  Holding  AG  repayable  on  February  29,  2016,  with  an interest  payment  of  8  %  per  annum.  The  loan  was  secured  personally  and  jointly  by  Dr.  Max

Rössler, the late Mr. Josef Mettler and Mr. Hans Rigendinger.

During  the  year  ended  December  31,  2016,  this  loan  has  been  converted  into  convertible  bonds.

Since the  new debt  was  significantly different  from  the  old  debt,  the  exchange  was  treated  as  an

extinguishment   of   debt   and   an   amount   of   $93,950.87   was   accounted   for   as   a   loss   on

extinguishment of debt.

Loan R. Weimar (private investor)

On    May  23,    2014,    the    Company  entered    into    a    short    term  loan    agreement    for

approximately $376,800 with Roland Weimar. The loan was repayable in five installments, (four payments  of  $84,700,  one  payment  of  $38,000),  with  the  initial  payment  due  on  June  2,  2014 and  the  latest one  due  on  June  1,  2015.  The  interest  rate  is  2  %  per  annum.  The  Company  has repaid  $22,683  during  the  first  quarter  2016,  $34,015  was  transferred  to  another  liability in  the second  quarter  and  $66,946  was  repaid  in  the  third  quarter  of  2016.  The  agreement  does  not stipulate any repercussions for late payments.

On October 4, 2016 the entire amount - including interest - was repaid.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

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

Dated April 27,  2016 a  seventh addendum was signed between the Company and Melía with the following major conditions:

a.

New completion date: September 15, 2018 (subject to force majeure)

b.

Should  the  completion  not occur by September  15, 2018  and should the  parties not  have agreed  in  writing  an  extension  to  such  date,  after  September  15,  2018,  the  Company shall pay Melía a daily amount of $2,000 as liquidated damages.

c.

Should  the  completion  not  occur  by  November  15,  2018,  Melía  shall  be  entitled  to terminate the agreement unless the parties agree in writing to extend the completion date and the Company shall be obliged to pay Melía $5,000,000 as liquidated damages  solely to compensate the Manager.

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

The following table presents the Company’s tangible fixed assets by geographic region:

December 31, 2016

December 31, 2015

Location of tangible assets

Switzerland

$

37,286

76,573

Costa Rica

66,179,372

61,194,851

Total

$

66,216,658

61,271,424

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

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

December 31, 2016

December 31, 2015

Company posted

Net loss

Net loss

Basic weighted average shares outstanding

100,245,439

94,338,589

Dilutive effect of common stock equivalents

None

None

Dilutive weighted average shares outstanding

100,245,439

94,338,589

The   following   table   shows   the  number  of   stock   equivalents   that   were   excluded   from   the

computation  of  diluted  earnings  per  share  for  the  respective  period  because  the  effect  would have been anti-dilutive.

Earnings per share

Year Ended

Year Ended

December 31, 2016

December 31, 2015

Options to Hans Rigendinger

10,000,000

10,000,000

Options to Dr. M. Rössler

10,000,000

10,000,000

Options to Josef Mettler

0

12,000,000

Total Options

20,000,000

32,000,000

Shares to Hans Rigendinger

5,000,000

7,500,000

(retention bonus – non vested)

Shares to Josef Mettler

0

15,000,000

(retention award – non vested)

Shares to Howard Glicken and José Maria Figueres

400,000

400,000

(retention award – non vested)

Shares associated with Convertible CHF Bonds

4,358,840

3,558,068

Total Shares

9,758,840

26,458,068

Total Options and Shares

29,758,840

58,458,068

Options related to Convertible CHF bonds: Each bond in the principal amount of CHF 5,000 can be  converted  on  any  business  day  during  the  conversion  period  into  625  common  shares  of

SunVesta Holding AG at a conversion price equal to CHF 8.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

22.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses according consolidated statement of comprehensive loss include:

Twelve-month

Twelve-month

period ended

period ended

December 31,

December 31,

2016

2015

$

$

Rental & related expenses

188,094

194,982

Audit

291,218

267'087

Consulting

2,519,305

1,379,976

Marketing, Investor & public relations

92,362

127,458

Travel expenses

332,781

561,803

Personnel costs including social security costs

and share based remuneration

1,017,705

2,636,788

Expense for penalty on management agreement

-

-

Various other operating expenditures

637,731

817,977

Total according statement of

comprehensive loss

$

5,079,198

5,986,072

23.

SUBSEQUENT EVENTS

Management  has  evaluated  subsequent  events  after  the  balance  sheet  date,  through  the  issuance

of   the   financial   statements,   for   appropriate   accounting   and   disclosure.   The   Company   has

determined  that  there  were  no  such  events  that  warrant  disclosure  or  recognition  in  the  financial statements, except for the below:

-      Since period end an amount of approximately $6.20  million (CHF 6.32 million) relating to the  Convertible  CHF  Bonds  was  repayable  as  of  February  28,  2017.  As  per  date  of  this report,  approximately  $1.1  million  has  been  repaid;  the  remaining  amount  was  extended under  unchanged  conditions  and  is  expected  to  be  converted  into  a  new  bond  issue  during

May 2017.

-      Since  period  end  the  Company  has  noticed  cancellation  of  the  Meridian  Agreement  in connection  with  the  intended  purchase  of  the  additional  concession  properties  and  is seeking reimbursement for certain amounts paid as deposits.

-          Based on the terms of the Settlement Agreement with Concreta S.R.L., the previous interior design firm engaged for the Paradisus Papagayo Bay Resort & Luxury Villas, the Company will pay $600,000 to Concreta S.R.L. on March 20th, 2017, in full and final settlement of outstanding issues.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control –

Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the

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

Lack of Appropriate Independent Oversight. The Board of Directors has not provided an appropriate level of oversight over the Company’s consolidated financial reporting and procedures for internal control, which oversight might include challenging management’s accounting for and reporting of transactions. Accordingly, we determined that this control deficiency as of December 31, 2016,

constituted a material weakness.

Failure to Segregate Duties. The Board of Directors has not maintained any segregation of duties within the Company’s management, instead relying on a single individual to fill the role of chief executive officer, chief financial officer and principal accounting officer, responsible for a broad range of duties that cannot be properly reconciled with a singular management resource.  Accordingly, we determined that this control deficiency as of December 31, 2016, constituted a material weakness.

As a result of the material weaknesses in internal control over financial reporting described above, the

Company’s management has concluded that as of December 31, 2016, that the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated

Framework (2013) issued by the COSO. The Company intends to remedy its material weaknesses by:

—   Appointing an independent director to complete the composition of the audit committee to

—   ceonmgapgriinsge aonnliyndniovnid-muaalntaogeseriravledaisrecchtoierfs ftionaonvceirasleeofmficaenragaenmd epnritncipal accounting officer to segregate the duties of chief executive officer and chief financial officer

Management has initiated a search for an individual that would serve as an independent member of the board of directors. The intention being that once appointed, the new independent director would also serve on the Company’s audit committee to remedy concerns over the apparent lack of appropriate oversight over financial reporting and procedures for internal control.

The Company also expects to segregate the duties of chief executive officer and chief financial officer by appointing an additional individual to management that would serve as chief financial officer and principal accounting officer alongside our chief executive officer to bolster internal controls.

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

Changes in Internal Controls over Financial Reporting

During  the  quarter  ended  December  31,  2016,  there  has  been  no  change  in  internal  control  over financial  reporting  that  has  materially  affected,  or  is  reasonably  likely  to  materially  affect  our  internal control over financial reporting.

9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of the director and executive officers of the

Company:

Name

Age

Year

Positions Held

Appointed

Hans Rigendinger

71

2013

CEO, CFO, COO and Director

Dr. Max Rӧssler

77

2013

Director

José Maria

Figueres

63

2014

Director

Howard Glicken

74

2014

Director

Hans Rigendinger was first appointed as Chief Operating Officer and as a director on January 1, 2013.

He assumed the responsibilities of Chief Executive Officer, Chief Financial Officer and Principal

Accounting Officer on an interim basis at the bequest of the Company’s Board of Directors on August

18, 2016, on the death of its former chief executive officer. Mr. Rigendinger was further confirmed by the Board of Directors as Chief Executive Officer, Chief Financial Officer and Principal Accounting

Officer on December 6, 2016.

Mr. Rigendinger also serves as an officer and director of SunVesta AG.

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

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in their ownership with the Commission, and forward copies of such filings to us. Based solely upon a review of Forms 3, 4 and 5 furnished to us, we are unaware of any persons who, during the period ended December 31, 2016, failed to file reports required by Section 16(a) of the Exchange Act.

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

Board of Directors Committees

The Board of Directors has formed an audit committee and adopted an audit charter. The audit committee is comprised of two independent directors and is presently seeking to identify a third independent director to complete its composition in order to fulfill its mandate.

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

Director Compensation

Directors are reimbursed for out-of-pocket costs incurred in attending meetings and compensated for services as directors of the Company in the form of stock options or stock awards. Cash compensation is also paid in certain instances to directors of the Company’s subsidiary companies, including to our Chief

Executive Officer who also serves as a director of SunVesta AG.

The Company has compensated directors in the past and may adopt additional provisions for compensating directors for their services in the future.

ITEM 11.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Chief Executive officer, Chief Financial Officer and Principal Accounting Officer – Hans Rigendinger

Our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer has an

employment agreement dated December 31, 2012, with the Company and an employment agreement dated January 17, 2013, with SunVesta AG, pursuant to which he receives a base salary and is entitled to receive a bonus for his service to the Company in addition to certain benefits including per diem allowances, car allowances, housing allowances, and representation allowances. The employment agreement with the Company also provides for a signing bonus payable in Company stock, stock options and an annual retention award. The initial term of the employment agreement expired on December 31,

2015, and has been renewed for two successive one year terms. The compensation package is deemed appropriate and was approved by the Company’s Board of Directors.

For the year ended December 31, 2016, $296,000 was paid to or accrued for our Chief Executive Officer,

of which $240,000 was salary, $36,000 was a car allowance and $20,000 was board of directors’ fees for services provided to both SunVesta AG and SunVesta Projects & Management AG.

For  the  year  ended  December  31,  2015,  $296,000  was  paid  to  or  accrued  for  our  Chief  Executive

Officer,  of  which  $240,000  was  salary,  $36,000  was  a  car  allowance  and  $20,000  was  board  of directors’ fees for service to both SunVesta AG and SunVesta Projects & Management AG.

Former Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer Josef Mettler

Our former chief executive officer had an employment agreement dated July 4, 2013, that included an addendum dated March 6, 2015, with the Company and an employment agreement dated January 5, 2011,

with SunVesta AG. His employment agreements entitled him to base salaries, bonuses for his service in addition to certain benefits including per diem allowances, car allowances, housing allowances, and representation allowances. The employment agreement with the Company also provided for a signing bonus payable in cash and Company stock, stock options and an annual retention award payable in stock.

The Company employment agreement expired on the death of Mr. Mettler.

For the year ended December 31, 2016, $491,625 was paid or accrued to our former chief executive officer of which $399,000 was salary and $92,625 was other compensation of which $14,250 was out of pocket expenses, $38,000 was car allowances, $28,500 was a living away allowance, $0 and $11,875 was board of directors fees for services provided to both SunVesta AG and SunVesta Projects & Management

AG.

For the year ended December 31, 2015, $1,697,445 was paid or accrued to our chief executive officer of which $504,000 was salary, $822,500 was a bonus, and $370,945 was other compensation of which$18,000 was out of pocket expenses, $48,000 was car allowances, $36,000 was a living away allowance, $253,945 were commissions and $15,000 was board of directors fees for services provided to both SunVesta AG and SunVesta Projects & Management AG.

Summary

The following table provides summary information for the years ended December 31, 2015 and 2014 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000:

Executive Summary Compensation Table

Name  and

Year

Salary

Bonus

Stock

Option

Non-Equity

Change in

All Other

Total

Principal

($)

($)

Awards

Awards

Incentive Plan

Pension Value

Compensation

($)

Position

($)

($)(1)

Compensation

and

($)

($)

Nonqualified

Deferred

Compensation

($)

Josef Mettler

Former

2016

399,000

-

-

-

-

-

92,625

491,625

CEO, CFO,

2015

504,000

822,500

-

-

-

-

370,945      1,697,445

PAO

Hans

Rigendinger

2016

240,000

-

-

-

-

-

56,000

296,000

CEO, CFO,

2015

240,000

-

-

-

-

-

56,000

296,000

COO

(1)  See Note 14  to the audited financial statements included in this Form 10-K for the year  ended December 31, 2016, for further information  concerning the Company’s reliance on the Black Sholes option-pricing model to calculate the fair value of stock options

Outstanding Equity Awards

The following table provides summary information for the period ended December 31, 2016, concerning unexercised options, stock that has not vested, and equity incentive plan awards by the Company to or on behalf of (i) the chief executive officer and chief financial officer and (ii) the three most highly compensated individuals whose total compensation exceeds $100,000:

Outstanding Equity Awards at Fiscal Year-End

Option awards

Stock awards

Equity

incentive

plan

Equity

awards:

incentive

Number

Equity

market or

plan

of

incentive plan    payout

awards:

shares

Market

awards:

value of

Number of

number of

or units

value of

number of

unearned

securities

Number of

securities

of stock      shares or

unearned

shares,

underlying

securities

underlying

that

units of

shares, units or  units or

unexercised     underlying

unexercised     Option

have

stock that      other rights

other rights

options

unexercised

unearned

exercise     Option

not

have not

that have not      that have

(#)

options

options

price

expiration    vested

vested(3)

vested

not vested

Name

exercisable      (#) exercisable

(#)

($)

date

(#)

($)

(#)

($)

Hans

Rigendinger

0     10,000,000(1)

-

0.05   December

31, 2022

-

0.14     10,000,000(2)

-

(1) Mr. Rigendinger’s stock options vest on the completion of certain business development milestones as follows:

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

(3) The per share value at December 31, 2016, was $0.14.

2013 SunVesta Stock Option Plan

The Board of Directors adopted the 2013 SunVesta Stock Option Plan (“Plan”) on January 1, 2013, which provides for the granting and issuance of up to 50,000,000 million shares of the Company’s common stock. The Company granted 32,000,000 stock options from the Plan at a $0.05 exercise price per share for ten years of which stock options had expired as of December 31, 2016, subsequent to the death of the

Company’s former chief executive officer. The Stock Option Plan has therefore 30,000,000 options available for future grant.

Our Board of Directors administers the Plan, however, it may delegate this authority to a committee formed to perform the administrative function of the Plan. The Board of Directors or a committee of the

Board has the authority to construe and interpret provisions of the Plan as well as to determine the terms of an award. Our Board of Directors may amend or modify the Plan at any time. However, no amendment or modification shall adversely affect the rights and obligations with respect to outstanding awards unless the holders consent to any amendment or modification.

We have no agreement that provides for payments to our Chief Executive Officer at, following, or in connection with his resignation or retirement except any accrued obligations and the continuation of health insurance or pension benefits. However, our Chief Executive Officer’s employment agreements do provide for a severance payment in the event of a change of control, or a change in our officer’s responsibilities within the Company, either before or after a change in control, and his resignation for what is defined in his employment agreement as “good reason”

We do maintain a pension plan covering all employees in Switzerland. Our model allocates pension costs over the service period of employees eligible for the plan.

The following table provides summary information for the year ended December 31, 2016, concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of its non-executive directors.

Director Summary Compensation Table

Name

Fees

Stock

Option

Non-equity

Nonqualified

All other

Total

earned or

awards

Awards

incentive plan

deferred

compensation

($)

paid in

($)

($)

compensation

compensation

($)

cash

($)

($)

($)

Dr. Max Rӧssler

-

-

-

-

-

-

-

Jose Maria Figueres

-      20,000

-

-

-

-

20,000

Howard H. Glicken

-      20,000

-

-

-

-

20,000

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s

101,841,603 shares of common stock issued and outstanding as of March 17, 2017 with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group.

Names and Addresses of Managers and

Beneficial Owners

Title of Class

Number of Shares

Note

Percent of Class

Hans Rigendinger

CEO, CFO, PAO and Director

97 Seestrasse, CH-8942

Common

35,078,860

1

34.44%

Oberrieden, Switzerland

Dr. Max Rössler

Director

97 Seestrasse, CH-8942

Common

11,000,000

2

10.80%

Oberrieden, Switzerland

José Maria Figueres

Director

Apartado Postal 1957-1000

Common

900,000

3

0.88%

San Jose, Costa Rica

Howard M. Glicken

Director

441 Palermo Avenue

Common

900,000

4

0.88%

Carol Gables, Florida 33134

Officer and directors (4) as a group

Common

47,878,860

47.01%

Josef Mettler (deceased)

Muhlebachstrasse 20

Common

31,770,446

5

31.20%

6341 Baar, Switzerland

(1) Mr. Rigendinger also holds 10,000,000 unvested stock options granted pursuant to the 2013 SunVesta Stock Option Plan, to purchase additional shares of the Company’s common stock at an exercise price of $0.05, subject to vesting based on the achievement of certain milestones tied to the development of the Paradisus Papagayo Bay Resort & Luxury Villas and the right to earn up to an additional 5,000,000 shares as a retention award of 2,500,000 shares issued on  each anniversary of his employment subject to earlier termination.

(2) Dr. Rӧssler also holds 10,000,000 unvested stock options granted pursuant to the 2013 SunVesta Stock Option Plan, to purchase additional shares of the Company’s common stock at an exercise price of $0.05, subject to vesting based on the achievement of certain milestones tied to the development of the Paradisus Papagayo Bay Resort & Luxury Villas.

(3) José Maria Figueres can earn an additional 200,000 shares on each anniversary of service as a director.

(4)  Howard M. Glicken can earn an additional 200,000 shares on each anniversary of service as a director.

(5)  Common stock attributed to Mr. Mettler’s estate includes 16,264,334 shares held by Zypam Ltd., 175,000 shares held by

Viridium Business Ltd, 405,000 shares held by Kirga Real Estate & Finance (Int.) Ltd,, 77,778 shares held by

HTVAktiengesllschaft, and  75,000 shares held by Chocura Real Estate Inc., all of which are relatedcompanies.

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

Aires International Investments, Inc.

Over the last fiscal year, the Company increased its loan obligation to Aires International Investments,

Inc., a company owned by Dr. Rӧssler (a director of the Company), to $51,473,793 from $47,198,362 as of December 31, 2015.

Dr. Max Rössler

Dr. Max Rössler provided financing of approximately $16,700,000 for a total loan balance of approximately $17.1 million, of which approximately $15.2 million were subscribed into convertible

CHF Bonds during the year ended December 31, 2016.

Global Care AG

During 2016, Global Care AG, a company owned by Dr. Rössler, assumed a liability in the amount of

$4,635,352 (CHF 4,500,000) from Aires that was subsequently converted into convertible CHF Bonds in a modification of the debt.

Sportiva participations ag

During  the  period  ended  December  31,  2016  there  were  the  following  movements  on  the  current  account of Sportiva  participations ag until the  death  of  Josef Mettler.  At  that point, Sportiva participations  ag  was no longer a related party.

CHF

USD

Balance December 31, 2015

524,695

528,660

Cash paid to SunVesta

870,000

875,780

Cash received from SunVesta

(2,812,911)      (2,867,777)

Transfers from/(to) other related parties

1,502,026

1,545,020

Interest credited to the account

4,801

4,852

Changes in forreign currency

-

1,976

Transfer to third party upon death of Josef Mettler

(88,611)

(88,511)

Balance September 12, 2016

-

-

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

Accordingly, as of December 31, 2016, we consider two of our directors independent, neither of whom is employed by the Company.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees and Services

BDO AG (“BDO”) has provided audits of our annual financial statements and a review of our quarterly financial statements for the periods ended December 31, 2016 and December 31, 2015 respectively. The following is an aggregate of fees billed during each of the last fiscal years for professional services rendered by each of our principal accountants.

BDO Fees and Services

2016

Audit fees

$

288,2101)

Audit-related fees

-

Tax fees - preparation and filing of three major tax-related forms and tax planning.

-

All other fees - other services provided by our principal accountants.

-

Total fees paid or accrued to our principal accountants

$

288,210

BDO Fees and Services

2015

Audit fees

$

255,114

Audit-related fees

-

Tax fees - preparation and filing of three major tax-related forms and tax planning.

-

All other fees - other services provided by our principal accountants.

-

Total fees paid or accrued to our principal accountants

$

255,114

1) This amount includes the audit fees for the standalone consolidated financial statements of the

SunVesta Holding AG subgroup and the audit of the standalone Costa Rica subgroup.

Audit Committee Pre-Approval

We do have a standing audit committee, however all services provided to us by BDO, as detailed above,

were pre-approved by our Board of Directors. BDO performed all work with their permanent full-time employees.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Consolidated Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages

F-1 through F-50, and are included as part of this Form 10-K:

Financial Statements of the Company for the years ended December 31, 2016 and 2015:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated  Statements  of  Comprehensive  Loss

Consolidated Statements of Stockholders’ Deficit

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 37 of this Form 10-K, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any financial statement schedules as part of this Form 10-K because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

ITEM 16.

FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNVESTA, INC.

Date

/s/ Hans Rigendinger

March 17, 2017

Hans Rigendinger

Chief Executive Officer, Chief Financial Officer

and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Hans Rigendinger

Director

March 17, 2017

Hans Rigendinger

/s/ Dr. Max Rössler

Director

March 17, 2017

Dr. Max Rössler

/s/ Howard H. Glicken

Director

March 17, 2017

Howard H. Glicken

INDEX TO EXHIBITS

Exhibit

Description

3.1.1   *

Articles of Incorporation (incorporated by reference from the Form 10-SB filed with theCommission on

December 31, 1999).

3.1.2   *

Amended Articles of Incorporation (incorporated by reference from the Form 10-KSB filedwith the

Commission on April 9, 2003)

3.1.3   *

Amended Articles of Incorporation (incorporated by reference from the Form 10-QSB filed with the

Commission on November 17, 2003).

3.1.4   *

Amended Articles of Incorporation (incorporated by reference from the Form 8-K filed withthe

Commission on September 27, 2007).

3.2.1*

Bylaws (incorporated by reference from the Form 10-SB filed with the Commission on December31, 1999).

3.2.2*

Amended Bylaws (incorporated by reference from the Form 10-QSB filed with the Commission on

November 17, 2003).

10.1   *

Securities Exchange Agreement and Plan of Exchange dated June 18, 2007 between theCompany and

SunVesta AG (formerly ZAG Holdings AG) (incorporated by reference from the Form 8-K filed with the

Commission on June 21, 2007).

10.2   *

Purchase and Sale Agreement between ZAG Holding AG and Trust Rich Land Investments,Mauricio

Rivera Lang dated May 1, 2006, for the acquisition of Rich Land InvestmentsLimitada.

10.3   *

Debt Settlement Agreement dated March 1, 2010, between the Companyand Zypam, Ltd. (incorporated by reference from the Form 8-K filed with the Commission on March 10, 2010).

10.4   *

Debt Settlement Agreement dated March 1, 2010, between the Company and Hans Rigendinger

(incorporated by reference from the Form 8-K filed with the Commission on March 10, 2010).

10.5   *

Guaranty Agreement dated July 16, 2012, between SunVesta, Mr. Mettler, Mr. Rigendinger and  Dr.Rӧssler.

10.6*

Employment Agreement dated January 1, 2013 between the Company and Hans Rigendinger(incorporated by reference to the Form 8-K filed with the Commission on February 4, 2013.

10.7   *

Employment Agreement dated July 4, 2013 between the Company and Josef Mettler(incorporated by reference to the Form 10-Q filed with the Commission on October 10, 2013).

10.8   *

Assignment of Debt Agreement dated December 31, 2012, between the Company, SunVesta AG and Aires

International Investments, Inc. (incorporated by reference to the Form 10-Q filed with the Commission on

December 13, 2013).

10.9   *

Debt Settlement Agreement dated December 31, 2012, between the Company andHans Rigendinger

(incorporated by reference to the Form 10-Q filed with the Commission on December 13,2013).

10.10   *

Loan Agreement dated October 31, 2013, between SunVesta AG and Aires InternationalInvestments, Inc.

(incorporated by reference to the Form 10-Q filed with the Commission on December 13,2013).

10.11   *

Assignment of Debt Agreement dated December 31, 2013, between the Company, SunVesta AG and Aires

(incorporated by reference to the Form 10-Q filed with the Commission on May 20,2014).

10.12   *

Assignment of Debt Agreement dated December 31, 2014, between the Company, SunVesta AG and Aires

International Investments, Inc. (incorporated by reference to the Form 10-Q filed with the Commission on

August 19, 2015).

10.13   *

Addendum to Employment Agreement dated March 6, 2015, between the Company andJosef Mettler

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

99*

SunVesta, Inc. 2013 Stock Option Plan (incorporated by reference to the Form 10-Qfiled with the

Commission on October 10, 2013).

101. INS

XBRL Instance Document†

101. PRE

XBRL Taxonomy Extension Presentation Linkbase†

101. LAB

XBRL Taxonomy Extension Label Linkbase†

101. DEF

XBRL Taxonomy Extension Label Linkbase†

101. CAL

XBRL Taxonomy Extension Label Linkbase†

101. SCH

XBRL Taxonomy Extension Schema†

*

Incorporated by reference to previous filings of the Company.

†

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” andnot “filed”

or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of

1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Exhibit 21

SUBSIDIARIES OF SUNVESTA, INC.

SunVesta

Inc.

USA

SunVesta

Holding AG

Switzerland

SunVesta

SunVesta

Projects & Management AG

Holding España SL

Switzerland

Spain

SunVesta

Costa Rica SA

Costa Rica

1

Exhibit 31

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS

AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

OF 2002

I, Hans Rigendinger, certify that:

1. I have reviewed this report on Form 10-K of SunVesta, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-

15(f) for the registrant and have:

a)    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)    Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures,

as of the end of the period covered by this report based on such evaluation; and

d)    Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's Board of Directors (or persons performing the equivalent functions):

a)    All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: March 17, 2017

/s/ Hans Rigendinger

Hans Rigendinger

Chief Executive Officer and Chief Financial Officer

1

Exhibit 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF

THE SARBANES-OXLEY ACT OF 2002

In connection with the report on Form 10-K of SunVesta, Inc. for the annual period ended December 31,

2016, as filed with the Securities and Exchange Commission on the date hereof, I, Hans Rigendinger, do hereby certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of

2002, that, to the best of my knowledge and belief:

(1)  This report fully complies with the requirements of section 13(a) or 15(d) of the

Securities Exchange Act of 1934; and

(2)  The information contained in this report fairly represents, in all material respects, the financial condition of the registrant at the end of the period covered by this report and results of operations of the registrant for the period covered by this report.

Date: March 17, 2017

/s/ Hans Rigendinger

Hans Rigendinger

Chief Executive Officer and Chief Financial Officer

This certification accompanies this report pursuant to §906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the registrant for the purposes of §18 of the Securities Exchange Act of 1934, as amended. This certification shall not be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this report), irrespective of any general incorporation language contained in such filing.

A  signed  original  of  this  written  statement  required  by  §906  has  been  provided  to  the  registrant  and will  be  retained  by  the  registrant  and  furnished  to  the  Securities  and  Exchange  Commission  or  its

staff upon request.

1