Form 10-Q
period 2017-03-31
SUNVESTA, INC.
filed 2017-05-15
CIK 1060409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)



☑  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE  SECURITIES  EXCHANGE  ACT

OF 1934 for the quarterly period ended March 31, 2017.

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

Exchange Act). Yes ☐ No ☑

Indicate  the  number  of  shares  outstanding  of  each  of  the issuer’s  classes  of  common  stock,  as  of  the  latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.01 par value (the only class of voting stock), at May 15, 2017, was 114,741,603.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Consolidated Balance Sheets as of March 31, 2017 (unaudited)  and December

4

31, 2016

Unaudited  Consolidated Statements of  Comprehensive Loss (unaudited) for the

5

three months ended March 31, 2017 and March 31, 2016

Unaudited  Consolidated Statements of  Stockholders’ Equity (unaudited) for the

6

three months ended March 31, 2017 andMarch 31, 2016

Unaudited  Consolidated Statements of Cash Flows (unaudited) for the three

7

months ended March 31, 2017 and March 31, 2016

Notes to Unaudited  Consolidated Financial Statements

8

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of

31

Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

40

Item 4.

Controls and Procedures

40

PART II-OTHER INFORMATION

Item 1.

Legal Proceedings

41

Item 1A.

Risk Factors

41

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

41

Item 3.

Defaults Upon Senior Securities

41

Item 4.

Mine Safety Disclosures

41

Item 5.

Other Information

41

Item 6.

Exhibits

41

Signatures

42

Index to Exhibits

43

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

Due to rounding, the sum of individual positions may be higher or lower than 100%.

3

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,557,181	806,440
Receivable from related parties	65,483	49,292
Other assets	460,977	456,099
Total current assets	3,083,641	1,311,830
Non-current assets
Property and equipment - net	67,725,234	66,216,658
Deposits related to construction work	214,545	190,549

Notes receivable	-	280,242
Restricted cash	1,669,064	1,667,052
Total non-current assets	69,608,843	68,354,502
Total assets	$72,692,485	69,666,332

Liabilities and stockholders' deficit
Current liabilities
Accounts payable	1,979,141	3,311,512
Accrued expenses	2,810,375	3,160,723
Note payable	1,521,648	1,500,000
Notes payable to related parties	7,338,257	307,088
Other liabilities	1,641	120
Convertible CHF-Bond	-	6,202,921
EUR-Bond	-	484,463
Total current liabilities	13,651,063	14,966,826
Non-current liabilities
Convertible CHF-Bond	37,295,876	31,892,613
CHF-Bond	17,556,862	16,384,893
Liability related to conversion feature	5,336,233	5,936,378
Notes payable to related parties	53,205,093	51,473,793
Pension liabilities	187,516	184,469
Total non-current liabilities	113,581,579	105,872,146
Total liabilities	$127,232,642	120,838,972

Stockholders' deficit
Preferred stock, $0.01 par value; 50,000,000 shares authorized, no shares issued and outstanding
Common stock, $0.01 par value; 200,000,000 shares
authorized; 101,841,603 shares issued and outstanding	1,018,416	959,416
Additional paid-in capital	23,450,566	23,238,526
Accumulated other comprehensive income / (loss)	1,717,066	2,997,562
Accumulated deficit	(80,726,195)	(78,368,143)
Total stockholders' deficit	(54,540,158)	(51,172,639)
Total liabilities and stockholders' deficit	$72,692,485	69,666,332

The accompanying notes are an integral part of these consolidated financial statements.

4

SUNVESTA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three months ended

	March 31, 2017	March 31, 2016
	(Unaudited)	(Unaudited)
Revenues
Revenues, net	$-	-
Cost of revenues	-	-
Gross profit	-	-

Operating expenses
General and administrative expenses	$(1,375,970)	(6,072,790)
Impairment expenses	(280,242)	-
Total operating expenses	(1,656,212)	(6,072,970)

Loss from operations	$(1,656,212)	(6,072,970)

Other income / - expenses
Interest income	17170	12,123
Interest expense	(791,303)	(1,721,796)
Change in Fair Value of Conversion Feature	662,601	408,697
Exchange differences	(584,554)	(169,952)

Other income / - expenses	(5,754)	(36,614)
Total other income / - expenses	$(701,840)	(1,507,542)

Loss before income taxes	$(2,358,053)	(7,580,512)
Income Taxes	-	-
Net loss	$(2,358,053)	(7,580,512)

Comprehensive income /(loss)
Foreign currency translation	(1,280,496)	(1,945,564)
Comprehensive income / (loss)	$(3,638,549)	(9,526,075)

Loss per common share
Basic and diluted	$(0.02)	(0.08)

Weighted average common shares
Basic and diluted	108,234,104	98,506,438

The accompanying notes are an integral part of these consolidated financial statements.

5

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated deficit	Total Stockholders’ Deficit
December 31, 2016	$959,416	$23,238,526	$2,997,562	$(78,368,143)	$(51,172,639)
Translation adjustments	-	-	(1,280,496)	-	(1,280,496)
Net loss	-	-	-	(2,358,052)	(2,358,052)
Stock based compensation expense	59,000	212,030	-	-	271,030
March 31, 2017	$1,018,416	$23,450,556	$1,717,066	$(80,726,195)	$(54,540,158)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

6

SUNVESTA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	January 1 to March 31, 2017	January 1 to March 31, 2016
	Unaudited	Unaudited

Cash flows from operating activities
Net loss	$(2,358,052)	(7,580,510)
Adjustments to reconcile net loss to net cash
Depreciation and amortization	10,024	16,513
Impairment expenses	269,695	-
Amortization of debt issuance cost and commissions	374,094	349,159
Accrued interest on debt	987,398	-
Unrealized exchange differences	604,839	108,344
Stock compensation expense	271,030	127,835
Change in Fair Value of Conversion Feature, net	(702,758)	173,143
- Increase / decrease in:
Other current assets	(170,509)	601,426
Accounts payable	(1,262,470)	(328,072)
Accrued expenses	(1,334,650)	5,603,355
Other Liabilities	1,529	-
Net cash used in operating activities	(3,309,830)	(928,807)

Cash flows from investing activities
Receivables from related parties	-	1,994
Purchase of property and equipment	(628,668)	(1,247,923)
Deposits related to construction	-	(641,818)
Proceeds from sale of property and equipment	32,260	-
Restricted cash	-	20
Net cash used in investing activities	(596,408)	(1,887,727)
Cash flows from financing activities
Decrease in bank liabilities	-	(179,313)
Proceeds from notes payable related parties	7,027,584	2,192,216
Repayment of notes payable related parties	-	(1,230,691)
Proceeds from bond issuance, net of commissions and debt issuance costs	908,705	2,156,758
Repayment of bonds	(2,305,714)	-
Proceeds from note payable and other debt	525,055	-
Repayments of note payable and other debt	(500,000)	-
Net cash provided by financing activities	5,655,631	2,905,132
Effect of exchange rate changes	1,348	6,250
Net increase / - decrease in cash	1,750,742	(94,848)
Cash and cash equivalents, beginning of period	806,440	111,830
Cash and cash equivalents, end of period	$2,557,181	206,678

Additional information
Capitalized interest and debt issuance costs for construction (non-cash)	934,955	883,000
Interest paid	-	160,000

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

1.

CORPORATE INFORMATION

On August 27, 2007, SunVesta Inc. (“Company”) acquired SunVesta Holding AG (“SunVesta AG”).

SunVesta AG has three wholly-owned subsidiaries: SunVesta Projects and Management AG, a Swiss company;  SunVesta  Costa  Rica  SA,  a  Costa  Rican  company  and  SunVesta  Holding  España  SL,  a

Spanish company.

In  January  2005,  the  Company  changed  its  business  focus  to  the  development  of  holiday  resorts  and investments  in  the  hospitality  and  related  industry.  The  Company  has  one  major  project  in  Costa

Rica.  Planning  for  this  project  has  been  fully  completed,  all  consents  have  been  granted,  and excavation  work  began  in  March  2013.  The  Company  is  in  process  of  securing  financing  for  the project  and  has  not  realized  revenue  to  date.  Since  the  financing  of  the  project  is  not  complete,  the

Company’s activities are subject to significant risks and uncertainties.

These  consolidated   financial   statements  are   prepared   in   US   Dollars   on  the  basis   of   generally

accepted accounting principles in the United States of America (“US GAAP”).

2.

SIGNIFICANT ACCOUNTING POLICIES

New accounting standards – not adopted

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

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

2.

SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

In  November  2016, the Financial  Accounting Standards Board (FASB)  issued Accounting Standards

Updates ASU 2016-18, requiring that restricted cash and restricted cash equivalents be included with cash  and  cash  equivalents  when  reconciling  the  beginning-of-period  and  end-of-  period  total  cash amounts  shown  on  the  statement  of  cash  flows.  Consequently,  transfers  between  cash  and  restricted cash  will  not  be  presented  as  a  separate  line  item  in  the  operating,  investing  or  financing  sections  of the  cash  flow  statement.  The  amendments  are  effective  for  public  business  entities  for  fiscal  years beginning  after  December  15,  2017,  and  interim  periods  within  those  fiscal  years.  The  Company considers  that  ASU  2016-18  will  have  a  limited  impact  on  the  presentation  of  the  statement  of  cash flows.

In  March  2017,  the  Financial  Accounting  Standards  Board  (FASB)  issued  Accounting  Standards

Updates  ASU  2017-07,  requiring  certain  changes  to  the  presentation  of  the  expenses  related  to postretirement  benefits  accounted  for  under  Topic  715.  The  amendments  are  effective  for  public business  entities  for  fiscal  years  beginning  after  December  15,  2017,  and  interim  periods  within those fiscal years. The Company is currently assessing the impact adoption of this standard will have on  its  consolidated  results  of  operations,  financial  condition,  cash  flows,  and  financial  statement disclosures.

New accounting standard updates - adopted

In  August  2014,  the  Financial  Accounting  Standards  Board  (FASB)  issued  Accounting  Standards

Updates  (ASU)  2014-15  requiring  an  entity’s  management  to  evaluate  whether  there  are  conditions or  events,  considered  in  aggregate,  that  raise  substantial  doubt  about  entity’s  ability  to  continue  as  a going  concern  within  one  year  after  the  date  that  the  financial  statements  are  issued  (or  within  one year  after  the  date  that  the  financial  statements  are  available  to  be  issued  when  applicable).  The amendments  to  (ASU)  2014-15  are  effective  for  the  annual  period  ending  after  December  15,  2016,

and  for  annual  periods  and  interim  periods  thereafter.  Early  application  is  permitted.  The  Company has assessed that  ASU 2014-15 has no effect  on its financial  statements, as a note with respect to the going concern assumption is already presented.

In  March  2016,  the  Financial  Accounting  Standards  Board  (FASB)  issued  Accounting  Standards

Updates   ASU   2016-9,   Compensation—Stock   Compensation   (Topic   718):   Improvements   to

Employee   Share-Based   Payment   Accounting,   requiring   certain   changes   to   recognition   and

measurement  as well as disclosure of  Share-Based Payments. The standard will  become effective for the Company beginning January 1, 2017. The Company has assessed the impact that adoption of this standard  has  on  its  consolidated  results  of  operations,  financial  condition,  cash  flows,  and  financial statement  disclosures.  ASU  2016-9  is  part  of  the  FASB’s  simplification  initiative  and  offers  certain accounting  policy  choices  and  simplifications.  Based  on  the  current  stock  option  plans,  there  is  no effect  from  ASU  2016-9  on  the  Company’s  consolidated  results  of  operations,  financial  condition,

cash flows, and financial statement disclosures.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

3.

GOING CONCERN

The Company is currently working on building a hotel in the Papagayo Gulf Tourism Project area of

Guanacaste,  Costa  Rica.  The  project  is  expected  to  open  in  the  fourth  quarter  of  2018.  Until  the completion of the project, the following expenditures are estimated to be incurred:

a.     Gross project cost

$

242,000,000

b.    Less: Proceeds from sale of villas

(25,000,000)

c.     Net project cost

217,000,000

d.    Overhead expenses

20,000,000

e.     Total, excluding other potential projects

$

237,000,000

Seventy  percent  of  the  net  project  cost  is  intended  to  be  financed  through  the  issuance  of  secured bonds,  for  which  negotiations  have  been  initiated.  The  remaining  thirty  percent  of  the  net  project

cost,  as   well   as   non-recuperated   overhead  expenses   are  intended   to   be  financed   by  the   main

shareholders or lenders of the project, i.e Mr. Hans Rigendinger, shareholder, Company Director and

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

On  September  22,  2015,  the  signatories  to  the  guaranty formally agreed  to  maintain  the  guaranty,  as necessary, until December 31, 2018.

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

31, 2017 and the filing date, though future anticipated cash outflows for investing activities continue to depend on the availability of financing.

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

March 31, 2017

December 31, 2016

original currency

16,316

2,535,861

11,599

in $

16,316

2,529,335

11,530

2,557,181

806,440

USD ($)  =

US Dollar

EURO     =

Euro

CHF

=

Swiss Francs

AUD

=

Australian Dollar

CRC

=

Costa Rican Colón

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

5.

RESTRICTED CASH

As of March 31, 2017, the Company has the following restricted cash positions:

Restricted Cash

March 31, 2017

December 31, 2016

$

$

Credit Suisse in favor of BVK pension fund

127,412

125,399

Banco National de Costa Rica in favor of the Costa Rican Tourism Board

933,350

933,350

Banco Lafise in favor Costa Rican Environmental Agency – SETENA

608,302

608,302

Gross

1,669,064

1,667,051

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

6.

NOTE RECEIVABLE

On   June   15,   2015,   the   Company   loaned   REP   Caribbean   Development   Corporation   (“REP

Caribbean”), a third party, $250,000 secured by a non-related Swiss individual. The loan was due on

November  30,  2015,  in  addition  to  a  fixed  interest  payment  of  $5,000.  On  September  15,  2015,  the

Company  entered  into  an  agreement  with  REP  Caribbean  and  4f  Capital,  a  related  party,  netting receivables  due  to  the  respective  parties  that  resulted  in  the  satisfaction  of  the  full  loan  amount  due

from   REP   Caribbean   to   the   Company   and   a   receivable   against   4f   Capital   in   the   amount   of

approximately  $250,000  as  of  December  31,  2016  and  $250,000  as  of  December  31,  2015.  On

December  10,  2015,  the  Company  loaned  an  additional  unsecured  amount  of  $25,000  to  REP

Caribbean.  The  Company  erroneously  reported  as  of  December  31,  2016  and  December  31,  2015,

that  the  amount  due  from  REP  Caribbean  was  approximately  $280,000.  Since  4f  Capital  is  in liquidation, and the likelihood that  REP Caribbean will repay the unsecured $25,000 due is in doubt,

the  receivable  erroneously  reported  as  approximately  $280,000  has  been  fully  impaired  as  of  March

31, 2017.

7.

PROPERTY & EQUIPMENT

March 31, 2017

December 31, 2016

Land

$

19,700,000

19,700,000

IT Equipment

224,711

221,060

Other equipment and furniture

223,364

219,734

Leasehold improvements

75,226

74,004

Vehicles

-

74,000

Construction in-process

47,996,808

46,457,172

Gross

68,220,109

66,745,970

Less accumulated depreciation

(494,874)

(529,312)

Net

$

67,725,234

66,216,658

Depreciation expenses for the period ended March 31, 2017 and 2016

10,024

61,771

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

7.

PROPERTY & EQUIPMENT – CONTINUED

Property  and  equipment  is  comprised  primarily  of  land  held  in  Costa  Rica  that  is  currently  being developed  for  hotels  and  capitalized  project  costs  in  connection  with  the  Papagayo  Gulf  Tourism project.  The  concession  land  amounts  to  $19.7  million  related  to  the  concessions  held  by  SunVesta

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

The  construction  in   process   through   December   31,  2015   and   March   31,   2017,   is   represented

primarily by architectural work related to the hotel and apartments as well as construction work.

Deposit related to construction work

During  the  quarter  ended  March  31,  2017,  the  Company  made  deposits  with  several  contractors  for earth  moving  groundwork.  These  deposits  will  be  offset  against  invoices  as  such  groundwork  is completed.  As  of  March  31,  2017  and  December  31,  2016,  the  Company  has  deposits  of  $214,545 and $190,549 respectively, which have not yet been set off.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

As  of  March  31,  2017  and  December  31,  2016,  respectively,  there  are  no  financial  assets  or liabilities  measured  on  a  recurring basis  at  fair  value with  the  exception  of  the liability related to  the conversion feature.

In  addition  to  the  methods  and  assumptions  to  record  the  fair  value  of  financial  instruments  as discussed  above,  the  Company  used  the  following  methods  and  assumptions  to  estimate  the  fair value of our financial instruments:

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

8.

FAIR VALUE MEASUREMENT – CONTINUED

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

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

8.

FAIR VALUE MEASUREMENT – CONTINUED

The fair value of our financial instruments is presented in the table below:

March 31, 2017

December 31, 2016

Carrying

Fair Value $

Carrying

Fair Value $

Fair

Ref-

Amount $

Amount $

Value

erence

Levels

Cash and cash equivalents

2,557,181

2,557,181

806,440

806,440

1

Note 4

Restricted cash

1,669,064

1,669,064

1,667,052

1,667,052

1

Note 5

Receivables from related parties –

other (current)

65,483

65,483

49,292

49,292

3

Note 10

Accounts Payable

1,979,141

1,979,141

3,311,512

3,311,512

1

-

Bank liabilities

-

-

-

-

1

Note 11

Note payable

1,521,648

1,521,648

1,500,000

1,500,000

1

Note 18

Notes payable to related parties –

other (current)

7,338,257

7,338,257

307,089

307,089

3

Note 10

Notes receivable

-

-

280,242

280,242

3

Note 6

EUR-bonds

-

-

484,463

484,463

3

Note 12

Convertible CHF-bonds

37,295,876

37,295,876

38,095,533

38,095,533

3

Note 12

CHF-bonds

17,556,862

17,556,862

16,384,893

16,384,893

Note 12

Notes payable to related parties –

Aires (non-current)

53,205,093

53,205,093

51,473,793

51,473,793

3

Note 10

Liability related to conversion feature

5,336,233

5,336,233

5,936,378

5,936,378

3

Note 12

The  Company's  financial  liabilities  measured  at  fair  value  on  a  recurring  basis  consisted  of  the liability related to conversion feature as of the following date:

Balance at December 31, 2016

5,936,378

Additions / (Decrease)

(40,158)

Change in Fair Value of Conversion Feature

(662,601)

FX Revaluation

102,613

Balance at March 31, 2017

5,336,233

Total income (+) or expense (-) related to the conversion feature in the three months up to March 31,

2017,  amounts  to  $600,145.  The  Company  used  a  Black-Scholes  model  to  value  the  liability  related to  conversion  feature  as  of  March  31,  2017  and  December  31,  2016.  Increase  of  the  conversion feature due to increase of bond volume are accounted for within interest expense.

The assumptions as of March 31, 2017 are as follows:

Stock Price: CHF 5.08

Annualized Risk Free Rate: 0.001%

Exercise Price: CHF 8

Annualized Volatility:    80%

Time to Maturity: 1.5 years

The assumptions as of December 31, 2016 are as follows:

Stock Price: CHF 5.08

Annualized Risk Free Rate: : 0.001%

Exercise Price: CHF 8

Annualized Volatility:    80%

Time to Maturity: 1.75 years

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

9.

RELATED PARTY TRANSACTIONS

The advances from (to) related parties are composed as follows:

Receivables

Payables

March 31,

December 31,

March 31,

December 31,

2017

2016

2017

2016

1    Aires International

-

-

53,205,093

51,473,793

2    Akyinyi Interior and Exterior

Decoration

-

-

290,000

290,000

3    Global Care AG

-

-

7,048,257

-

4    Late Josef Mettler

-

-

-

17,088

5    Turan Tokay

65,483

49,292

-

-

Total excluding interest

65,483

49,292

60,543,350

51,780,881

Accrued interest

-

-

-

-

Total

65,483

49,292

60,543,350

51,780,881

of which non-current

-

-

53,205,093

51,473,793

Related party

Capacity

Interest      Repayment

Rate

Terms

Security

1      Aires International

Company owned by Dr. Rössler, a board member

7.25%

See below     none

2      Akyinyi Interior and    Company owned by the widow of the late Josef

Exterior Decoration     Mettler

none

none

none

3      Global Care AG

Company owned by Dr. Rössler, a board member

7.25%

none

none

4      Late Josef Mettler

Former shareholder, CEO, CFO and Company

board member

3%

none

none

5      Turan Tokay

Board Member

3%

none

none

Loan agreement Aires International Investment Inc.

As of March 31, 2017, the Company owes Aires International Inc. the following:

Borrower

Debt instrument   Amount in CHF     Amount in USD

Annual

Repayment date *

denominated in

interest

CHF

rate

SunVesta Inc.

Promissory note

10,044,371

10,018,523 CHF      7.25%

After Dec 31, 2020

SunVesta Inc.

Promissory note

10,000,000

9,974,266 USD      7.25%

After Dec 31, 2020

SunVesta Inc.

Promissory note

10,000,000

9,974,266 USD      7.25%

After Dec 31, 2020

SunVesta Inc.

Loan agreement

10,378,152

10,417,107 USD      7.25%

After Dec 31, 2020

SunVesta Holding     Loan agreement

12,854,008

7.25%

After Dec 31, 2020

12,820,930 USD

Total

53,205,093 USD

*

The notes may be repaid in whole or in part.

Loan due to Global Care AG

During the first quarter of 2017, Global Care AG, a company owned by Dr. Rӧssler (a director of the

Company),  provided  $7,048,257  to  the  Company  at  7.25%  interest,  repayable  not  before  December

31, 2020.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

10.

BONDS

Description

EUR (€) bond new I

EUR (€) bond new II (parallel)

(repaid)

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

Swiss

EURO (€) Bond new  I

EURO Bond

EURO Bond

(New) 2017

(New) 2016

$

$

Balances January 1

31,541

6,871,630

Cash inflows

-

-

Cash outflows

-

(6,736,255)

Reclassification from / to Bond (net)

(32,271)

-

Foreign currency adjustments

730

(103,834)

Sub-total

-

31,541

Discounts (commissions paid to bondholders) and

debt issuance costs

(588,613)

(588,613)

Accumulated amortization of discounts and

debt issuance costs

588,613

563,636

Total accumulated unamortized discounts and

debt issuance costs

-

(24,977)

Balances March 31 and December 31 (Carrying value)

-

6,564

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

10.      BONDS – CONTINUED

EURO (€) Bond new  II

EUR Bond

EUR Bond

new  II

new  II

2017

2016

$

$

Balances January 1

511,805

1,658,300

Cash inflows

-

-

Cash outflows

(510,120)

(159,950)

Reclassification from / to Bond (net)

(9,761)

(953,683)

Foreign currency adjustments

8,075

(32,862)

Sub-total

-

511,805

Discounts (commissions paid to bondholders) and

debt issuance costs

(174,660)

(174,660)

Accumulated amortization of discounts and

debt issuance costs

174,660

140,754

Reclassification from / to Bond (net)

-

-

Total accumulated unamortized discounts and

debt issuance costs

-

(33,906)

Balances March 31 and December 31 (Carrying value)

-

477,899

On September 30, 2015, the Company approved the issuance of two new Convertible CHF-bonds.

The major terms and conditions are the following:

Description

Convertible CHF Bond I

Convertible CHF Bond II

Issuer:

SunVesta Holding AG

SunVesta Holding AG

Type of securities:

Senior convertible bonds,

Senior convertible bonds,

convertible into shares of the issuer,

convertible into shares of the issuer,

in accordance with Swiss law

in accordance with Swiss law

Approval by SunVesta AG BOD:

September 30, 2015

September 30, 2015

Volume:

Up to CHF 45,000,000

Up to CHF 15,000,000

Denomination:

CHF 5,000

CHF 5,000

Offering period:

October 01, 2015

October 01, 2015

Maturity date:

September 30, 2018

September 30, 2018

Issue price:

100%

100%

Redemption price:

100%

100%

Issuance date:

October 01, 2015

October 01, 2015

Coupon:

6.00 % p.a.

6.00 % p.a.

Interest due dates:

September 30 of each year, the

September 30 of each year, the

first time September 30, 2016

first time September 30, 2016

Reference price:

CHF 6.50

CHF 6.50

Initial conversion price:

CHF 8.00

CHF 8.00

Applicable law:

Swiss

Swiss

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

10.

BONDS – CONTINUED

Convertible CHF BOND I

Convertible CHF

Convertible CHF

Bond I 2017

Bond I 2016

$

$

Balances January 1

3,648,383

2,250,048

Cash inflows

-

1,640,887

Cash outflows

-

(103,008)

Foreign currency adjustments

60,262

(105,058)

Reclassification from / to Bond (net)

-

(34,486)

Sub-total

3,708,645

3,648,383

Discounts (commissions paid to bondholders) and debt

issuance costs

(240,760)

(136,722)

Accumulated Amortization of discounts and debt issuance

costs

133,496

117,652

Reclassification from / to Bond (net)

-

(104,038)

Total Accumulated Unamortized discounts and debt issuance

costs

(107,264)

(123,108)

Balances March 31 and December 31 (Carrying value)

3,601,381

3,525,275

In the first quarter of 2016, the Company reclassified $634,186 from Convertible CHF Bond I.

As  per  date  of  this  report,  the  Company  has  realized  a  cumulative  amount  of  CHF  3.6  million  ($3.6 million) related to the CHF Convertible Bond I.

Convertible CHF BOND II

Convertible CHF

Convertible CHF

Bond II 2017

Bond II 2016

$

$

Balances January 1

36,770,369

26,470,395

Cash inflows

20,079

7,142,850

Cash outflows

(1,795,594)

(787,371)

Foreign currency adjustments

618,871

(1,187,441)

Reclassification from / to Bond (net)

-

5,131,937

Sub-total

35,613,725

36,770,369

Discounts (commissions paid to bondholders) and debt

issuance costs

(4,788,078)

(4,890,690)

Accumulated Amortization of discounts and debt issuance

costs

2,868,848

2,586,541

Reclassification from / to Bond (net)

-

104,038

Total Accumulated Unamortized discounts and debt issuance

costs

(1,919,230)

(2,200,111)

Balances March 31 and December 31 (Carrying value)

33,694,495

34,570,258

In  April  2016, Global  Care AG (a related party controlled by Dr. Rössler, a Company board member)

assumed a liability of CHF 4.5 million due to Aires International Investment  Inc., (also a related party

controlled  by  Dr.  Rössler).    This  CHF  4.5  million  was  subsequently  subscribed  into  bonds  of  the

Convertible  Bond  II  issue.  As  the  conversion  inclues  a  significant  conversion  option,  the  exchange  is treated  as  an  extinguishment  of  debt  and  an  amount  of  $1,071,317  has  been  reclassified  in  the comprehensive statements of loss from revaluation of conversion feature to extinguishment of debt.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

10.

BONDS – CONTINUED

As per  date of this report  the Company has realized a cumulative amount  of  CHF 32.7 million ($32.9 million) related to the Convertible Bond II.

The  Company initiated  a new  offering of  senior  unsecured  CHF  bonds on  September  21,  2016,  of  up to CHF 20,000,000 in units of  CHF 5,000 that  bear interest  at  6.50%  per annum payable each August

15, over a four-year term that matures on August 15, 2020, with the following conditions:

Description

CHF Bond III

Issuer:

SunVesta Holding AG

Type of securities:

Senior bonds

Approval by SunVesta AG BOD:

July 7, 2016

Volume:

Up to CHF 20,000,000

Denomination:

CHF 5,000

Offering period:

November 30, 2016

Maturity date:

August 15, 2020

Issue price:

100%

Redemption price:

100%

Issuance date:

September 21, 2016

Coupon:

6.50 % p.a.

Interest due dates:

August 15 of each year, the first

time August 15, 2017

Applicable law:

Swiss

CHF BOND III original

CHF Bond III

CHF Bond III

2017

2016

$

$

Balances January 1

15,601,389

-

Cash inflows

943,704

699,650

Cash outflows

-

-

Foreign currency adjustments

251,571

(290,665)

Reclassification from / to Bond (net)

-

15,192,404

Sub-total

16,796,665

15,601,389

Discounts (commissions paid to bondholders) and debt

issuance costs

(160,270)

(56,643)

Accumulated Amortization of discounts and debt issuance

costs

13,835

3,814

Reclassification from / to Bond (net)

-

(49,975)

Total Accumulated Unamortized discounts and debt issuance

costs

(146,435)

(102,804)

Balances March 31 and December 31 (Carrying value)

16,650,230

15,498,586

During  the  year  2016  an  amount  of  $15,192,404  (CHF  15.2  million)  was  subscribed  into  this  CHF

Bond  III  from  loans  from  related  parties.  Since  the  new  debt  was  not  significantly  different  from  the old debt and did not include a conversion feature deemed substantive, the exchange was not treated as an extinguishment of debt.

As per date of this report the Company has realized a cumulative amount of CHF 16.7 million ($16.8 million) related to the CHF Bond III original. Within the abovementioned facility, the Company initiated a new parallel offering of senior unsecured CHF bonds on September 21,

2016. An amount of $979,510 of which was reclassified from EUR Bond II.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

10.

BONDS – CONTINUED

Within  the  CHF  Bond  III,  the  Company  initiated  a  new  parallel  offering  of  senior  unsecured  CHF bonds on September 21, 2016.

CHF BOND III parallel

CHF Bond III

CHF Bond III

2017

2016

$

$

Balances January 1

961,595

-

Cash inflows

-

-

Cash outflows

-

-

Foreign currency adjustments

15,883

(17,915)

Reclassification from / to Bond (net)

-

979,510

Sub-total

977,478

961,595

Discounts (commissions paid to bondholders) and debt

issuance costs

(79,289)

(79,289)

Accumulated Amortization of discounts and debt issuance

costs

8,443

4,001

Reclassification from / to Bond (net)

-

-

Total Accumulated Unamortized discounts and debt issuance

costs

(70,846)

(75,288)

Balances March 31 and December 31 (Carrying value)

906,632

886,307

As  per  date  of  this  report  the  Company  has  realized  a  cumulative  amount  of  CHF  0.9  million  ($0.9 million) related to the CHF Bond III parallel.

On March 6, 2017, the Company approved the issuance of a new bond with the following conditions.

Description

CHF Bond IV

Issuer:

SunVesta Holding AG

Type of securities:

Senior bonds

Approval by SunVesta AG BOD:

March 6, 2017

Volume:

Up to CHF 50,000,000

Denomination:

CHF 1,000

Offering period:

May 1st – November 1st, 2017

Maturity date:

May 1, 2022

Issue price:

100%

Redemption price:

100%

Issuance date:

May 1, 2017

Coupon:

6.50 % p.a.

Interest due dates:

May 1st  of each year, the first

time May 1st, 2018

Applicable law:

Swiss

There were no amounts outstanding as of March 31, 2017.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

Actuarial valuation

Net periodic pension cost has been included in the Company’s results as follows:

Three months ended

Three months ended

Pension expense

March 31, 2017

March  31, 2016

$

$

Current service cost

14,055

15,607

Net actuarial (gain) loss recognized

-

649

Interest cost

577

961

Expected return on assets

(1,431)

(1,948)

Employee contributions

(5,020)

(5,973)

Net periodic pension cost

8,182

9,297

During the three-month periods ended March 31, 2017 and March 31, 2016, the Company made cash contributions of $27,494 and $5,973, respectively, to its defined benefit pension plan.

All  of  the  assets  are  held  under  a  collective  contract  by  the  plan’s  re-insurance  company  and  are invested  in  a  mix  of  Swiss  and  international  fixed-income  and  equity  securities  within  the  limits  set out by the Swiss pension law.

The  expected  future  cash  flows  to  be  paid  by  the  Company  in  respect  to  employer  contributions  to the pension plan for the year ended December 31, 2017 are $20,079.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

12.

STOCK COMPENSATION

The  Company  has  included  share  based  compensation  under  the  SunVesta  Inc.  Stock  Option  Plan

2013  (“Plan”)  as  part  of  the  total  remuneration  in  certain  employment  and  Board  of  Director’s contracts.  The  Company  is  authorized  to  grant  up  to  50,000,000  stock  options  under  the  Plan  to acquire shares of its common stock.

The purpose  of  the  Plan  is to  advance the interests  of  the  Company by encouraging its  employees  to remain associated with the Company and to assist it in building value.

For  all  employees,  fair  value  is  estimated  at  the  grant  date.  Compensation  costs  for  unvested  shares are expensed over the requisite service period on a straight-line basis.

Share Grants – Mr. Hans Rigendinger

On January 1, 2013, the Company granted 3,500,000 common shares to Hans Rigendinger, valued at

$0.08  an  amount  equal  to  the  share  price  and  fair  value  of  the  shares  on  the  grant  date in  connection

with   his   employment   agreement   with   the   Company.   His   employment   agreement   obligates  the

Company  to  issue  2,500,000  common  shares  as  a  retention  award  on  each  anniversary  of  the employment  agreement.  The  employment  agreement  has  an  initial  term  of  three  years  with  the option to extend for an additional two years. Mr. Rigendinger’s employment agreement was renewed on  January  1,  2016.  Therefore,  the  Company  may  issue  up  to  12,500,000  common  shares,  of  which

10,000,000 have been earned, through January 1, 2018.

Share Grants – Dr. Max Rössler

On  July  3,  2013,  the  Company  granted  to  Dr.  Max  Rössler  3,000,000  common  shares,  valued  at

$0.07  an  amount  equal  to  the  share  price  and  fair  value  of  the  shares  on  the  grant  date in  connection with his appointment to the Board of Directors.

Share Grants – Mr. Josef Mettler

On  July  4,  2013,  the  Company  granted  5,000,000  common  shares  to  Josef  Mettler,  valued  at  $0.07,

an  amount  equal  to  the  share  price  and  fair  value  of  the  shares  on  the  grant  date,  in  connection  with his  employment  agreement  with  the  Company.  His  employment  agreement  obligated  the  Company to  issue  3,000,000  common  shares  as  a  retention  award  on  each  anniversary  of  the  employment agreement.  The  employment  agreement  had  an  initial  term  of  three  years  with  the  option  to  extend for  two  additional  two-year  periods.  Mr.  Mettler’s  employment  agreement  was  renewed  on  July  4,

2016. Therefore, in total  the Company could have issued up to 21,000,000 common shares, of  which

9,000,000 were earned prior to his death, through December 31, 2020.

Josef  Mettler  died  during  the  third  quarter  of  2016.  Subsequently,  the  necessary  accrual  up  until  his death was reversed as of September 30, 2016.

Share Grants – Mr. José María Figueres

On  March  10,  2014,  the  Company  granted  500,000  common  shares  to  José  María  FigueresShare

Grants  –  Mr.  ,  valued  at  $0.10,  an  amount  equal  to  the  share  price  and  therefore  the  fair  value  on grant  date,  in  connection  with  his  appointment  to  the  Board  of  Directors.  His  appointment  obligates the Company to issue 200,000 common shares for each fully completed year of service.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

12.

STOCK COMPENSATION – CONTINUED

Howard Glicken

On  March  10,  2014,  the  Company  granted  500,000  common  shares  to  Howard  Glicken,  valued  at

$0.10,  an  amount  equal  to  the  share  price  and  therefore  the  fair  value  on  grant  date,  in  connection with  his  appointment  to  the  Board  of  Directors.  His  appointment  obligates  the  Company  to  issue

200,000 common shares for each fully completed year of service.

Share Grants – Third party

On November 1, 2016, the Company granted 10,000,000 common shares to a non-related individual,

valued  at  a  total  of  $240,947  (CHF  240,000)  the  fair  value  on  grant  date,  in  connection  with  his consulting  services  for  the  Company.  His  engagement  obligates  the  Company  to  issue  1,666,667 common  shares  for  each  fully  completed  month  of  service.  From  November  1,  2016  to  March  31,

2017,  the  individual  earned  a  total  of  8,333,335  shares,  creating  an  expense  for  the  Company  in  the amount of $200,789 (CHF 200,000).

Based  on  these  contracts,  the  Company  has  included  the  following  stock-based  compensation  in  the

Company’s results:

Stock-based compensation

Three months

Three months

(shares)

ended March 31, 2017

ended March 31, 2016

Shares granted

57,200,000 shares

46,800,000 shares

Fair Value respectively

market price on grant date

$0.0659

$0.0744

Total maximal expenses

(2013-2020)

$3,770,947

$3,450,000

Shares vested

41,033,335 shares

26,800,000 shares

Shares forfeited

12,000,000 shares

-

shares

Unvested shares

4,166,665 shares

20,000,000 shares

Of  the  granted  shares,  12,000,000  were  forfeited  due  to  the  death  of  Josef  Mettler  during  the  third quarter 2016.

As  of  March  31,  2017,  the  Company  expects  to  record  compensation  expense  in  the  future  of  up  to

$220,158 as follows:

Year ending December 31,

Stock-based

Through

compensation

December 31,

(shares)

2017

2018

2019

2020

$

$

$

$

Unrecognized

compensation

220,158

0

0

0

expense

Stock Options – Mr. Hans Rigendinger

The  Company  granted  10,000,000  stock  options  to  Hans  Rigendinger   on  January  1,  2013,  in

connection with his employment contract. Each option entitles Mr. Rigendinger to buy one Company share  at  an  exercise  price  of  $0.05.  These  options  vest  in  two  identical  installments  (Installment  A and Installment B) of 5,000,000.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

12.

STOCK COMPENSATION – CONTINUED

Stock Options – Mr. Hans Rigendinger - Continued

Installment   A   vesting   was   contingent   on   realizing   a   financing   arrangement   with   a   specific

counterparty.  As  of  the  grant  date,  the  fair  value  was  $300,000.  As  of  July  4,  2013,  the  Company assessed  that  this  financing  arrangement  with  the  specific  counterparty  would  not  be  completed.

Therefore,  the  Company  assessed  the  probability  of  completion  to  be  zero  and  recognized  no expense.  On  July  4,  2013,  the  Company  authorized  a  revised  stock  option  agreement  that  removed the  requirement  for  financing  with  a  specific  counterparty  and  updated  for  any  counterparty.  As  of the  date  of  the  revised  stock  option  agreement,  the  fair  value  was  $246,000.  Since  the  modification changed  the  expectation  that  the  options  would  ultimately  vest  and  no  expense  had  been  recognized for the original award, the fair value of the modified award has been expensed on a straight line basis over the recalculated expected remaining vesting period.

Installment  B  vesting  is  contingent  on  Meliá  Hotels  International  (“Melía”)  assuming  management responsibilities for the Paradisus Papagayo Bay Resort & Luxury Villas. As of the grant date, the fair value was $340,000 and the Company estimated that Meliá would assume responsibility as of July 1,

2015.  As  of  March  6,  2014,  the  Company  assessed  the  probability  that  this  performance  condition would  be  met  to  be  100%,  but  the  date  on  which  the  performance  condition  would  have  to  be achieved was postponed to the fourth quarter  2015, in line with the expected opening date. As of  the date  of  this  report,  the  estimated  opening  date  has  been  postponed  to  the  fourth  quarter  2018,  being the  required  date  of  the  performance  condition.  The  Company  still  assesses  the  probability  that  this performance  condition  will  be  met  at  100%.  Hence,  the  remaining  fair  value  of  the  award  has  been expensed on a straight-line basis over the recalculated expected remaining vesting period.

Stock Options – Dr. Max Rӧssler

The  Company  granted  10,000,000  stock  options  to  Dr.  Max  Rӧssler  on  July  3,  2013,  in  connection

with  his  appointment   to  the  Board  of   Directors.  Each  option  entitles  Dr.  Rӧssler   to  buy  one

Company  share  at  an  exercise  price  of  $0.05.  These  options  vest  in  two  identical  installments

(Installment A and Installment B) of 5,000,000 options.

Installment   A   vesting   is   contingent   on   realizing   a   financing   arrangement   to   complete   the

development  of  the  Paradisus  Papagayo  Bay  Resort  &  Luxury  Villas.  As  of  the  grant  date,  the  fair value  was  $249,835.  The  Company  has  expensed  the  total  fair  value  of  the  award  on  a  straight-line basis over the expected vesting period.

Installment B vesting is contingent on Meliá assuming management responsibilities for the Paradisus

Papagayo  Bay  Resort  &  Luxury  Villas.  As  of  the  grant  date  the  fair  value  was  $258,210  and  the

Company estimated that Meliá would assume responsibility as of July 1, 2015. As of March 6, 2014,

the Company assessed the probability that  this performance condition would be met  to be 100%, but the date on which the performance condition would have to be achieved was postponed to the fourth quarter 2015, in line with the expectedopening date.

As  of  the  date  of  this  report,  the  estimated  opening  date  has  been  postponed  to  the  fourth  quarter

2018,   being   the   required   date   of   the   performance   condition.   The   Company   still   assesses   the

probability  that  this  performance  condition  will  be  met  at  100%.  Hence,  the  remaining  fair  value  of the  award  has  been  expensed  on  a  straight-line  basis  over  the  recalculated  expected  remaining vesting period.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

12.

STOCK COMPENSATION – CONTINUED

Stock Options – Mr. Josef Mettler

The  company  granted  several  installments  of  stock  options  in  connection  with  his  employment contract.

Due  to  his  passing  away  during  the  third  quarter  2016,  the  probability  that  any  of  the  corresponding performance  conditions  will  be  met  is  0%.  Therefore,  all  previously  recognized  expenses  in  the amount  of  $561,064  –  corresponding  to  options  that  had  not  yet  vested  –  was  reversed  as  of

September 30, 2016.

Stock Options – Summary

A summary of stock options outstanding as per March 31, 2017 is as follows:

Options outstanding

Number of

Weighted average

Weighted average

Options

exercise price

remaining

contractual life

Outstanding January 1, 2017

20,000,000

$ 0.05

7.42 years

Granted

-

Exercised

-

Forfeited or expired

-

Outstanding March 31, 2017

20,000,000

$ 0.05

6.13 years

Exercisable March 31, 2017

-

The  following  table  depicts  the  Company’s  non-vested  options  as  of  March  31,  2017  and  changes during the period:

Non-vested options

Shares under Options

Weighted average grant date

fair value

Non-vested at January 1, 2017

20,000,000

$ 0.075

Non-vested-granted

-

-

Vested

-

-

Non-vested, forfeited or cancelled

-

-

Non-vested at March 31, 2017

20,000,000

$ 0.075

Under  the provisions  of  ASC  718  Compensation  – Stock Compensation, the  Company is required to measure  and  recognize  compensation  expense  related to  any outstanding and  unvested  stock options previously  granted,  and  thereafter  recognize,  in  its  consolidated  financial  statements,  compensation expense  related  to  any  new  stock  options  granted  after  implementation  using  a  calculated  fair  value based option-pricing model.  The  Company uses the  Black-Scholes option-pricing model  to calculate the  fair  value  of  all  of  its  stock  options  and  its  assumptions  are  based  on  historical  and  available market information. No stock options were granted for the periods ended March 31, 2017 and March

31, 2016.

Assumption

March 31, 2017

March 31, 20176

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

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

12.

STOCK COMPENSATION – CONTINUED

As  of  March  31,  2017,  the  Company  had  unrecognized  compensation  expenses  related  to  stock options currently outstanding, to be recognized in future quarters or years, respectively as follows:

Through to December 31,

Year ending December 31,

Stock-based compensation (options)

2017

2018

$

$

Unrecognized compensation expense

30,723

30,723

13.

SUMMARY OF SHARE AND OPTION COMPENSATION EXPENSE

The  Company  recorded  the  following  amounts  related  to  stock  based  compensation  expense  during the periods ended March 31, 2017 respectively March 31, 2016:

Summary of share and option based

Three months ended

Three months ended

compensation expense

March 31, 2017

March 31, 2016

$

$

Share grants (see Note 14 for details)

260,789

112,500

Option grants (see Note 14 for details)

10,241

15,335

Total

271,030

127,835

(recorded under general &

administrative expense)

14.

FUTURE LEASE COMMITTMENTS

On  December  1,  2012,  the  Company  entered  into  a  lease  agreement  for  the  premises  for  its  Swiss office  with  an  unrelated  entity.  The  annual  rental  expense  amounts  to  approximately  $130,000  on  a fixed term expiring on December 31, 2017. The company has been invited by the landlord to discuss a  continuation  or  termination  of  the  rental  agreement.  The  objective  is  to  come  to  a  decision  before the middle of the calendar year 2017.

Future lease commitments

March 31, 2017

$

2017

97,500

15.

NOTE PAYABLE

March 31, 2017

December 31, 2016

$

$

Promissory note

1,000,000

1,500,000

Total

1,000,000

1,500,000

Promissory Note

On September 19, 2016, the Company signed an agreement with the counterparty, which stipulated payment terms of four quarterly instalments of $500,000 each starting on November 21, 2016.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

16.

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

17.

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

Three-month

Three-month

Earnings per share

period ended

period ended

March 31,

March 31,

2017

2016

Company posted

Net loss

Net loss

Basic weighted average shares

outstanding

108,234,104

98,506,438

Dilutive effect of common

stock equivalents

None

None

Dilutive weighted average

shares outstanding

108,234,104

98,506,438

A  total  of  11,233,335  common  shares  vested  have  not  been  issued  as  per  balance  sheet  date  but  are included in the basic weighted average shares outstanding.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

17.

EARNINGS PER SHARE - CONTINUED

The  following  table  shows  the  number  of  stock  equivalents  of  SunVesta  Inc.  that  were  excluded from the computation of diluted earnings per share for the respective period because the effect would have been anti-dilutive.

Three-month

Three-month

Earnings per share

period ended

period ended

March 31, 2017

March 31, 2016

Options to Hans Rigendinger

10,000,000

10,000,000

Options to Dr. M. Rössler

10,000,000

10,000,000

Options to Josef Mettler

12,000,000

Total Options

20,000,000

32,000,000

Shares to Hans Rigendinger

2,500,000

5,000,000

(retention bonus – non vested)

Shares to Josef Mettler (retention award)

-

15,000,000

Shares to third party

1,666,665

400,000

Shares to Howard Glicken and José Maria Figueres

(retention award)

400,000

400,000

Total Shares

4,566,665

20,400,000

Total Options and Shares

24,566,665

52,400,000

Options  related  to  Convertible  CHF  bonds:  Each  bond  in  the  principal  amount  of  CHF  5,000  can  be converted  on  any  business  day  during  the  conversion  period  into  625  common  shares  of  SunVesta

Holding AG at a conversion price equal to CHF 8.

A  number  of  4,343,840  stock  equivalents  of  SunVesta  Holding  AG  associated  with  the  Convertible

CHF  Bond  were  excluded  from  the  computation  of  diluted  earnings  per  share  for  the  three-month period  ended  March  31,  2017  because  the  effect  would  have  been  anti-dilutive  (3,877,625  for  the three-month period ended March 31, 2016).

18.

GENERAL AND ADMINISTRATIVE EXPENSES

General  and  administrative  expenses  according  to  the  consolidated  statement  of  comprehensive  loss include:

Three-month

Three-month

period ended

period ended

March 31, 2017

March 31, 2016

$

$

Rental & related expenses

39,120

54,617

Audit

99,610

(12'777)

Consulting

695,751

211,319

Marketing, Investor & public relations

10,500

28,777

Travel expenses

133,958

103,746

Personnel costs including social security’s costs and

share based remuneration

283'533

463,701

Expense for penalty on management agreement

-

5,000,000

Office Expenses

203

-

Various other operating expenditures

113,295

223,588

Total according statement of comprehensice loss     $

1,375,970

6,072,970

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

19.

SUBSEQUENT EVENTS

Management  has  evaluated  subsequent  events  after  the  balance  sheet  date,  through  the  issuance  of the  financial  statements,  for  appropriate  accounting  and  disclosure.  The  Company  has  determined

that   there   were   the   following   events   that   warrant   disclosure   or   recognition   in   the   financial

statements.

Litigation

The  Company  initiated  legal  proceedings  on  April  21,  2017,  against  the  seller  of  the  additional concession properties in Polo Papagayo, Costa Rica.The claim is based on the seller’s alleged failure to perform according to the terms of a purchase and sale agreement dated April 24, 2013, pursuant to

which   the   seller   was   to   return   deposits   in   the   amount   of   $1,669,701   on   receiving   notice   of

cancellation minus 5% in liquidated damages.

As of March 31, 2017, no gain has been recognized with respect to the claim against the seller of the additional concession properties.

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

Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes hereto included in this report. All information presented herein is based on our three-month periods ended March 31, 2017 and March 31, 2016. Our fiscal year end is December 31.

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

Additional Concession Properties

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

The Meridian Agreement entitled the Company to reimbursement for all amounts paid as deposits against the purchase of Marina Rose less a liquidated damages penalty of 5% on providing notice of cancellation. The Varde Agreement entitled the Company to reimbursement for all amounts paid as deposits minus a non-refundable payment of $300,000 and a 5% liquidated damages penalty on receiving notice of termination, the company entered into a new Stock Purchase Agreement with RBAT Costa Rica pursuant to which amounts refundable from the Varde Agreement were no longer refundable.

The Company delivered notice of its claims for reimbursement to the respective parties and has since period end initiated legal proceedings to recoup amounts it believes to be due.

Finance

The anticipated completion of the Paradisus Papagayo Bay Resort & Luxury Villas in the fourth quarter of 2018 will require a net investment of approximately $217 million (excluding non-

recuperated overhead expenses), of which approximately $67 million has been expended as of March

31, 2017. We aim to realize a minimum of $140 million in new funding over the next nine months.

New funding over the next nine months is expected to be raised from debt financing through bonds,

shareholder loans and, if necessary, the guaranty agreement borne by certain principal shareholders and participants in management. Detailed below is a brief description of material debt obligations as of period end.

Bonds

The Company has four bond issues outstanding, denominated in Swiss Francs (CHF).

Swiss Francs (CHF) Convertible Bonds

The Company initiated an offering of senior unsecured CHF bonds on October 1, 2015, of up to CHF

15,000,000 in units of CHF 5,000 that bear interest at 6.00% per annum payable each September 30,

over a three-year term that matures on September 30, 2018, which are convertible into shares of

SunVesta Holding AG at CHF 8.00. We had realized $3,708,645 as of March 31, 2017 and

$3,648,383 as of December 31, 2016 in connection with this offering.

The Company initiated a parallel offering of senior unsecured CHF bonds on October 1, 2015, of up to CHF 45,000,000 in units of CHF 5,000 that bear interest at 6.00% per annum payable each

September 30, over a three-year term that matures on September 30, 2018, which are convertible into shares of SunVesta Holding AG at CHF 8.00. We had realized $35,613,725 as of March 31, 2017 and

$36,770,369 as of December 31, 2016, in connection with this offering. Included in these amounts was approximately $6.2 million (CHF 6.32 million) that by agreement with certain bondholders deviated from the standard terms to provide for repayment by February 28, 2017. An amount of

$1,795,594 was repaid as of March 31, 2017. The remaining amount was rolled forward unchanged from the original conditions of the offering.

Swiss Francs (CHF) Bonds

The Company initiated a new offering of senior unsecured CHF bonds on September 21, 2016, of up to CHF 20,000,000 in units of CHF 5,000 that bear interest at 6.50% per annum payable each August

15, over a four-year term that matures on August 15, 2020. We had realized $16,796,665 as of March

31, 2017 and $15,601,389 as of December 31, 2016.

The Company initiated a new parallel offering of senior unsecured CHF bonds on September 21,

2016, of up to CHF 20,000,000 in units of CHF 5,000 that bear interest at 6.50% per annum payable each August 16, over a four year term that matures on August 15, 2020.  We had realized $977,478 as of March 31, 2017 and $961,595 as of December 31, 2016.

Aires International Investment, Inc.

On July 27, 2011, SunVesta AG entered into a line of credit agreement with Aires International

Investments Inc. (“Aires”), a company owned by Dr. Rӧssler (a director of the Company). The credit line was amended and then replaced by a new loan agreement on December 31, 2016, that includes the following conditions:

—     All existing loan agreements or credit facilities, including amendments, between SunVesta AG and Aires were cancelled and superseded by the new loan agreement.

—     The loans are due after December 31, 2020 and before December 31, 2022.

—     After December 31, 2020, the lender has the option to cancel the loan agreement with a prior notice period of 90 days, requiring repayment of the loans in full.

—     The borrower has the right to repay the loan at any time with a prior notice period of 90 days.

—     Loan amounts outstanding including any additional amounts and additions are subordinated.

—     Interest on the loan amounts is 7.25% per annum, which is accrued to the loan account.

The Company had borrowed $53,205,093 from Aires as of March 31, 2017 and $51,473,793 as of

December 31, 2016.

Loan Global Care AG

During the first quarter of 2017, Global Care AG, a company owned by Dr. Rӧssler (a director of the

Company), provided $7,048,257 to the Company at 7.25% interest, repayable not before December

31, 2020.

Loan Blue Dot SA (formerly DIA S.A)

On March 8, 2013, the Company entered into an interest free loan agreement with Blue Dot SA

(formerly DIA SA) (“Blue Dot”) in connection with the purchase of the land concession for the

Paradisus Papagayo Bay Resort & Luxury Villas project.

On  September  21,  2016,  the  Company  signed  a  new  agreement,  which  stipulates  that  the  total amount  of  $2,000,000  is  repayable  in  four  quarterly  installments  of  $500,000  each,  starting  on

November 21, 2016.

Blue Dot was due $1,000,000 as of March 31, 2017 and $1,500,000 as of December 31, 2016.

Timeline

Our expected timeline for developing the Paradisus Papagayo Bay Resort & Luxury Villas is as

follows:

—     commence onsite vertical construction in the second quarter of 2017

—     complete construction in the fourth quarter of 2018

—     handover to Melía in the fourth quarter of 2018

Results of Operations

During the three-month period ended March 31, 2017, our operations were focused on (i) completing earth work excavations on the Paradisus Papagayo Bay Resort & Luxury Villas property; (ii)

furthering discussions with prospective project development partners; and (iii) pursuing additional debt financing to fund the construction of the project.

The Company has been funded since inception from debt or equity placements and by shareholders or partners in the form of loans. Capital raised to date has been allocated primarily to the development of the Costa Rican property, including the purchase of the land and general and administrative costs.

Comprehensive Losses

The variance in losses over the comparative three- month periods is reconciled:

Three months January to March 2016

(9,526,075)

Variances during the 3 months

Decrease in general and administrative expenses

4,696,999   Decrease was due to the accrual of a

penalty in 2016.

Increase in impairment expenses

(280,242)   Impairment of REP Caribbean receivable

Increase in interest income

5,047   Increase in deposits

Decrease in interest expenses

930,493   Primarily increase in volume of

conversion feature in 2016 and decrease

in 2017.

Change in fair values of conversion features

253,903   Primarily decrease in time value of

conversion feature

Decrease in unrealized exchange gains

(414,602)   Currency fluctuations

Decrease in other income / (expenses)

30,860   Not material

Decrease in foreign currency translation losses

665,068   Currency fluctuations

Total variances

5,887,526

Three months January to March 2017

(3,638,549)

The penalty accounted for during the period ended March 31, 2016 was in respect to the management agreement with Meliá dated March 8, 2011. The amended agreement stipulated that if the Papagayo

Bay Resort & Luxury Villa’s would not be completed by November 15, 2018, and if an extension date is not agreed, then Meliá could terminate the management agreement and cause the Company to pay a penalty of $5 million. Consequently, an accrual in the amount of $5 million was charged against operating expenses. In light of the seventh addendum to the management agreement that was signed on April 27, 2016, this accrual was reversed in the second quarter of 2016.

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

Capital Expenditures

The Company expended a significant amount on capital expenditures for the period from inception to

March 31, 2017, in connection with the purchase of land concessions in Costa Rica, as well as the planning and construction of the project and expects to incur future cash outflows on capital expenditure as discussed in the "Liquidity and Capital Resources" and the "Going Concern"

paragraphs below.

Liquidity and Capital Resources

Since inception the Company has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

As of March 31, 2017 and December 31, 2016, the following were working capital items:

March 31, 2017

December 31, 2016

Current assets

Cash and cash equivalents

2,557,181

806,440

Receivable from related parties

65,483

49,292

Other assets

460,977

456,099

Total current assets

3,083,641

1,311,830

Current liabilities

Accounts payable

1,979,141

3,311,512

Accrued expenses

2,810,375

3,160,722

Notes payable

1,521,648

1,500,000

Notes payable to related parties

7,338,257

307,088

Other liabilities

1,641

120

Bonds

-

6,687,384

Total current liabilities

13,651,063

14,966,825

Net working capital

(10,567,422)

(13,654,994)

As of March 31, 2017, and December 31, 2016, the following were the items making up the total stockholders’ deficit:

March 31, 2017

December 31, 2016

Assets

Current assets

3,083,641

1,311,830

Non-current assets

69,608,843

68,354,502

Total assets

72,692,485

69,666,332

Liabilities

Current liabilities

13,651,063

14,966,825

Non-current liabilities

113,581,579

105,872,146

Total liabilities

127,232,642

120,838,971

Total stockholders’ deficit

(54,540,158)

(51,172,639)

The Company’s negative net working capital of $10,567,422 is a concern going forward. However,

based on the guaranty signed by certain principals, the Company is convinced that it can address liquidity problems.

Net cash flow used in operating activities for the three-month period ended March 31, 2017, was

$3,309,830, as compared to $928,807 for the three-month period ended March 31, 2016.

We expect to continue to use net cash flow in operating activities until we complete the Paradisus

Papagayo Bay Resort & Luxury Villas project, which completion is projected for the fourth quarter of

2018.

Net cash used in investing activities for the three-month period ended March 31, 2017, was $596,408 as compared to $1,887,727 for the three-month period ended March 31, 2016. Net cash used in investing activities in the current three-month period is comprised of the purchase of property and equipment, offset by the sale of equipment. Net cash used in investing activities in the prior comparable three-month period was comprised of the purchase of property and equipment, and deposits related to construction, offset by receivables from related parties and restricted cash.

We expect negative net cash flow in investing activities to continue while in the process of developing the Paradisus Papagayo Bay Resort & Luxury Villas.

Net cash provided by financing activities for the three-month period ended March 31, 2017, was

$5,655,631 as compared to $2,905,132 for the three-month period ended March 31, 2016. Net cash provided by financing activities in the current three-month period is comprised of proceeds from notes payable to related parties, proceeds from bond issuances net of commissions, and proceeds from other debt, offset by repayments of bonds and other debt. Net cash provided by financing activities in the prior comparable three-month period was comprised of proceeds from notes payable related parties,

and proceeds from bond issuances net of commissions, offset by the decrease in bank liabilities and the repayment of other debt.

We expect net cash flow provided by financing activities to continue due to the financing necessary to complete the development of the Paradisus Papagayo Bay Resort & Luxury Villas.

Management believes that cash on hand, related party loans, current bond offerings and the assurance of the Guaranty Agreement as described in the going concern paragraph below are sufficient for us to conduct operations over the next twelve months.

We had no formal lines of credit or other bank financing arrangements as of March 31, 2017.

We have commitments that include an award letter issued in favor of certain general contractors together with purchase orders and related agreements for $130 million as of March 31, 2017, in connection with the development of the Paradisus Papagayo Bay Resort & Luxury Villas, which commitments are included in the required estimated net financing of $217 million to complete the project.

We maintain a defined benefit plan that covers all of our Swiss employees.

We have no current plans for significant purchases or sales of plant or equipment, except in connection with the planned construction of the Paradisus Papagayo Bay Resort & Luxury Villas.

We have no current plans to make any changes in the number of our employees as of March 31, 2017.

Future Financings

As  of  March  6,  2017,  the  Company  has  approved  issuance  of  a  new  6.5%  bond.  There  were  no amounts outstanding as of March 31, 2017.

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Going Concern

The Company intends to build a hotel in the Papagayo Gulf Tourism Project area of Guanacaste,

Costa Rica. The total net investment is estimated to be approximately $237 million.

The project is expected to open in the fourth quarter of 2018. Until the completion of the project, the following expenditures are estimated to be incurred:

a.     Gross project cost

$

242,000,000

b.    Less: Proceeds from sale of villas

(25,000,000)

c.     Net project cost

217,000,000

d.    Overhead expenses

20,000,000

e.     Total, excluding other potential projects

$

237,000,000

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

Based on this Guaranty Agreement, management believes that available funds are sufficient to finance cash flows for the twelve months subsequent to March 31, 2017, and the filing date, though future anticipated cash outflows for investing activities will continue to depend on the availability of financing.

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

In connection with the preparation of this current report, an evaluation was carried out by the

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2017, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The Company initiated legal proceedings against Meridian IBG, Inc. (“Meridian”) on April 21, 2017,

in the Hennepin County District Court, Fourth Judicial District. The claim is based on Meridian’s alleged failure to perform according to the terms of a purchase and sale agreement dated April 24,

2013, pursuant to which Meridian was to return deposits in the amount of $1,669,701 paid against the purchase of certain properties in Guanacaste, Costa Rica on providing notice of cancellation minus

5% in liquidated damages. The Company seeks return of the deposits, interest on the deposits and expenses accrued in pursuing its claim. Meridian is yet to respond to the Company’s complaint.

ITEM 1A.

RISK FACTORS

Not required of smaller reporting companies.

ITEM 2.

UNREGISTERED    SALES    OF    EQUITY    SECURITIES    AND    USE    OF

PROCEEDS

On November 1, 2016, the Company granted 10,000,000 shares of restricted common stock valued at $0.024 a share to a consultant, to be earned in connection with his services to be rendered, in reliance upon the exemptions from registration provided by Section 4(2) and

Regulation S of the Securities Act of 1933, as amended (“Securities Act). His engagement obligates the Company to issue 1,666,667 common shares for each fully completed month of service. The consultant had earned a total of 8,333,335 shares of this grant as of March 31, 2017.

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the grant was an isolated private transaction which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose; (3) the offeree was financially sophisticated; and (4) the offeree works directly with the officers and directors of the Company.

The  Company  complied  with  the  exemption  requirements  of  Regulation  S  by  having  directed  no offering  efforts  in  the  United  States,  by  offering  securities  only  to  an  offeree  who  was  outside  the

United  States  at  the  time  of  the  offering,  and  ensuring  that  the  offeree  to  whom  the  securities  were offered and authorized was a non-U.S. offeree with an addresses in a foreign country.

ITEM 3.

DEFAULTS ON SENIOR SECURITIES

None

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

None

ITEM 6.

EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 43 of this Form 10-Q, and are incorporated herein by this reference.

42

SIGNATURES

Pursuant  to  the  requirements  of  the  Securities  Exchange  Act  of  1934,  the  registrant  has  duly  caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SunVesta, Inc.

Date

/s/ Hans Rigendinger

May 15, 2017

Hans Rigendinger

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