Form 10-Q
period 2017-06-30
SUNVESTA, INC.
filed 2017-08-14
CIK 1060409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2017.

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

011 41 43 388 40 60

(Registrant's telephone number, including area code)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuers common stock, $0.01 par value (the only class of voting stock), at August 14, 2017, was 104,741,603.

1

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

Due to rounding, the sum of individual positions may be higher or lower than 100%.

SUNVESTA, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2017 (Unaudited)	December 31, 2016
Assets
Current assets
Cash and cash equivalents	2,785,627	806,440
Receivable from related parties	—	49,292
Other assets	438,087	456,099
Total current assets	$3,223,714	1,311,830
Non-current assets
Property and equipment - net	70,066,925	66,216,658
Deposits related to construction work	582	190,549
Notes receivable	—	280,242
Restricted cash	1,672,423	1,667,052
Total non-current assets	$71,739,929	68,354,502
Total assets	$74,963,643	69,666,332

Liabilities and stockholders, deficit
Current liabilities
Accounts payable	1,929,850	3,311,512
Accrued expenses	3,048,845	3,160,723
Note payable	500,000	1,500,000
Notes payable to related parties	—	307,088
Other liabilities	24,908	120
Convertible CHF-Bond	—	6,202,921
EUR-Bond	—	484,463
Total current liabilities	$5,503,602	14,966,826
Non-current liabilities
Convertible CHF-Bond	12,622,975	31,892,613
CHF-Bond	45,023,694	16,384,893
Liability related to conversion feature	1,670,144	5,936,378
Notes payable to related parties	71,048,787	51,473,793
Pension liabilities	196,242	184,469
Total non-current liabilities	$130,561,842	105,872,146
Total liabilities	$136,065,444	120,838,972

Stockholders, deficit
Preferred stock, $0.01 par value; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 101,841,603 shares issued and outstanding	1,018,416	959,416
Additional paid-in capital	23,241,788	23,238,526
Accumulated other comprehensive income / (loss)	(2,033,917)	2,997,562
Accumulated deficit	(83,328,087)	(78,368,143)
Total stockholders, deficit	$(61,101,801)	(51,172,639)
Total liabilities and stockholders, deficit	$74,963,643	69,666,332

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUNVESTA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Revenues, net	—	—	—	—
Cost of revenues	—	—	—	—
Gross profit	$—	—	—	—

Operating expenses
General and administrative expenses	(1,137,286)	3,146,235	(2,513,257)	(2,926,735)
Impairment expenses	—	(296,663)	(280,242)	(296,663)
Total operating expenses	$(1,137,286)	2,849,572	(2,793,499)	(3,223,397)

Income / (loss) from operations	$(1,137,286)	2,849,572	(2,793,499)	(3,223,397)

Other income / (expenses)
Interest income	13,678	18,905	30,848	31,028
Interest expense	(1,946,419)	(1,218,044)	(2,737,722)	(2,939,840)
Change in fair value of conversion feature	322,939	771,529	985,540	1,180,226
Gain / loss on extinguishment of debt	2,245,619	(1,071,317)	2,245,619	(1,071,317)
Exchange differences	(1,955,837)	1,733,284	(2,540,391)	1,563,332
Other income / (expenses)	(59,453)	26,089	(65,207)	(10,525)
Total other expenses	$(1,379,473)	260,446	(2,081,313)	(1,247,096)

Profit/ (loss) before income taxes	(2,516,759)	3,110,018	(4,874,812)	(4,470,493)
Income Taxes	(85,133)	—	(85,133)	—
Net income / (loss)	$(2,601,892)	3,110,018	(4,959,945)	(4,470,493)

Other comprehensive income / (loss)
Foreign currency translation	(3,750,983)	(878,268)	(5,031,479)	(2,821,483)
Comprehensive income / (loss)	$(6,352,875)	2,231,750	(9,991,424)	(7,291,977)

Earnings / (loss) per common share
Basic and diluted	$(0.02)	0.03	(0.05)	(0.05)

Weighted average common shares
Basic and diluted	104,741,603	98,841,603	106,487,853	98,674,021

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUNVESTA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS, DEFICIT

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated deficit	Treasury Stock	Total Stockholders, Deficit
January 1, 2017	$959,416	$23,238,526	$2,997,562	$(78,368,143)	$—	$(51,172,639)
Translation adjustments	—	(6,643)	(5,031,479)	—	—	(5,038,122)
Net loss	—	—	—	(4,959,944)	—	(4,959,944)
Stock based compensation expense	59,000	9,905	—	—	—	68,905
June 30, 2017	$1,018,416	$23,241,788	$(2,033,917)	$(83,328,087)	$—	$(61,101,801)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUNVESTA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	January 1 to June 30, 2017	January 1 to June 30, 2016
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(4,959,944)	(4,470,493)
Adjustments to reconcile net loss to net cash
Depreciation and amortization	19,625	23,463
Impairment expenses	269,695	296,663
Amortization of debt issuance costs and commissions	783,077	983,648
Accrued interest on debt	2,186,431	1,760,649
Extinguishment of Debt	(2,245,620)	1,071,317
Unrealized exchange differences	2,628,982	(1,640,157)
Stock compensation expense	68,905	255,670
Expenses (+) / Income (-) related to conversion feature	(1,025,698)	(836,370)
- Cash flow impact of increase / decrease in:
Other current assets	(62,581)	695,424
Accounts payable	(1,686,583)	(2,356,519)
Accrued expenses	(2,216,211)	(183,512)
Other liabilities	23,982	—
Net cash used in operating activities	$(6,215,938)	(4,400,217)
Cash flow from investing activities
Other receivables from related parties	—	—
Payments to acquire property, plant and equipment	(1,957,931)	(654,325)
Proceeds from sale of property, plant and equipment	32,260	—
Deposits related to construction	190,002	(641,818)
Down payments for property and equipment	—	309,023
Restricted cash	2,549	14,050
Net cash used in investing activities	$(1,733,120)	(973,070)
Cash flows from financing activities
Repayments of bank liabilities	—	42,047
Proceeds from notes payable related parties	12,080,699	4,031,006
Repayment of notes payable related parties	—	(7,112,077)
Proceeds from bond issuance, net of commissions and debt issuance costs	548,121	9,134,891
Repayment of bonds	(2,305,714)	(762,258)
Proceeds from note payable and other debt	525,055	2,119
Repayments of note payable and other debt	(1,000,000)	(35,733)
Net cash provided by financing activities	$9,848,162	5,299,996
Effect of exchange rate changes	80,084	4,388
Net increase / - decrease in cash	1,979,187	(68,903)
Cash and cash equivalents, beginning of period	806,440	111,830
Cash and cash equivalents, end of period	$2,785,627	42,927

Additional information
Capitalized interest and debt issuance costs for construction (non-cash)	1,931,989	1,775,000
Transfer of Convertible CHF-Bond II to CHF-Bond IV (non-cash)	26,091,605	—
Transfer of Convertible CHF-Bond II to notes payable to Global Care AG (non-cash)	1,564,444	—
Assumption of payables due from AIRES by Global Care AG (non-cash)	—	7,621,345
Assumption of payables due from AIRES by Sportiva (non-cash)	—	1,533,150
Interest paid	1,020,671	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

1. Corporate Information

On August 27, 2007, SunVesta Inc. (“Company”) acquired SunVesta Holding AG (“SunVesta AG”). SunVesta AG has three wholly-owned subsidiaries: SunVesta Projects and Management AG, a Swiss company; SunVesta Costa Rica SA, a Costa Rican company and SunVesta Holding España SL, a Spanish company.

The Company is focused on the development of a holiday resort in Costa Rica. Planning for this project has been fully completed, all consents have been granted, and excavation work began in March 2013. The Company is in process of securing financing for the project and has not realized revenue to date. Since the financing of the project is not complete, the Company’s activities are subject to significant risks and uncertainties.

These consolidated financial statements are prepared in US Dollars on the basis of generally accepted accounting principles in the United States of America (“US GAAP”).

2. Significant Accounting Policies

New accounting standards – not adopted

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The update requires several changes with respect to recognition and measurement as well as disclosure requirements with respect to financial instruments). The amendments to (ASU) 2016-01 are effective for the annual period ending after December 15, 2017, and for annual periods and interim periods thereafter. Early application is permitted. The Company has concluded that (ASU) 2016-01 will not have an impact on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

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

June 30, 2017

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

New accounting standard updates - adopted

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates (ASU) 2014-15 requiring an entity's management to evaluate whether there are conditions or events, considered in aggregate, that raise substantial doubt about entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The amendments to (ASU) 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company has assessed that ASU 2014-15 has no effect on its financial statements, as a note with respect to the going concern assumption is already presented.

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates ASU 2016-9, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, requiring certain changes to recognition and measurement as well as disclosure of Share-Based Payments. The standard will become effective for the Company beginning January 1, 2017. The Company has assessed the impact that adoption of this standard has on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures. ASU 2016-9 is part of the FASB's simplification initiative and offers certain accounting policy choices and simplifications. Based on the current stock option plans, there is no effect from ASU 2016-9 on the Company's consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

 SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

3. GOING CONCERN

The Company is currently working on building a holiday resort in the Papagayo Gulf Tourism Project area of Guanacaste, Costa Rica. The project is not expected to open before the end of 2018. Until the completion of the project, the following expenditures are estimated to be incurred:

a.	Gross project cost	$242,000,000
b.	Less: Proceeds from sale of villas	(25,000,000)
c.	Net project cost	217,000,000
d.	Overhead expenses	20,000,000
e.	Total, excluding other potential projects	$237,000,000

Seventy percent of the net project cost is intended to be financed through the issuance of secured bonds, for which negotiations have been initiated. The remaining thirty percent of the net project cost, as well as non-recuperated overhead expenses are intended to be financed by the main shareholders or lenders of the project, i.e Mr. Hans Rigendinger, shareholder, Company Director and Chief Executive Officer, and Dr. Max Rӧssler, controlling shareholder of Aires International Investment Inc. and Global Care AG as well as Company Director.

On July 16, 2012, certain principal shareholders of the Company or principal lenders to the project entered into a Guaranty Agreement in favor of the Company. The purpose of the guaranty is to ensure that until financing is secured for the entire project that they will act as guarantors to creditors of SunVesta Holding AG to the extent of the project's ongoing capital requirements.

On September 22, 2015, the signatories to the guaranty formally agreed to maintain the guaranty, as necessary, until December 31, 2018.

On October 28, 2016, Hans Rigendinger and Dr. Max Rössler formally agreed to maintain the guaranty, as necessary, until completion of the construction of Paradisus Papagayo Bay Resort & Luxury Villas, after which date the guaranty will expire.

The Guaranty Agreement requires that within 30 days of receiving a demand notice, requested funds are made available by the guarantors to the Company. Based on this guaranty, management believes that available funds are sufficient to finance cash flows for the twelve months subsequent to June 30, 2017 and the filing date, though future anticipated cash outflows for investing activities continue to depend on the availability of financing.

4. CASH AND CASH EQUIVALENTS

Cash and cash equivalents are available to the Company without any restriction or limitation on withdrawal and/or use of these funds. The Company's cash equivalents are placed with financial institutions that maintain high credit ratings. The carrying amounts of these assets approximate their fair value.

Cash and cash equivalents	USD	CHF	Other	Total	Total
				June 30, 2017	December 31, 2016
original currency	1,367,829	1,345,857	12,586
in $	1,367,829	1,404,859	12,938	2,785,627	806,440

USD ($)	=	US Dollar
EURO	=	Euro
CHF	=	Swiss Francs
Other	=	Australian Dollar and Costa Rican Colón

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

5. RESTRICTED CASH

As of June 30, 2017, the Company has the following restricted cash positions:

Restricted Cash
	June 30, 2017	December 31, 2016
	$	$
Credit Suisse in favor of BVK pension fund	133,320	125,400
Banco Lafise in favor of the Costa Rican Tourism Board	933,350	933,350
Banco Lafise in favor Costa Rican Environmental Agency – SETENA	605,753	608,302
Gross	1,672,423	1,667,052

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

6. NOTE RECEIVABLE

On June 15, 2015, the Company loaned REP Caribbean Development Corporation (“REP Caribbean”), a third party, $250,000 secured by a non-related Swiss individual. The loan was due on November 30, 2015, in addition to a fixed interest payment of $5,000. On September 15, 2015, the Company entered into an agreement with REP Caribbean and 4f Capital, a related party, netting receivables due to the respective parties that resulted in the satisfaction of the full loan amount due from REP Caribbean to the Company and a receivable against 4f Capital in the amount of approximately $250,000 as of December 31, 2016 and $250,000 as of December 31, 2015. On December 10, 2015, the Company loaned an additional unsecured amount of $25,000 to REP Caribbean. The Company erroneously reported as of December 31, 2016 and December 31, 2015, that the amount due from REP Caribbean was approximately $280,000. Since 4f Capital is in liquidation, and the likelihood that REP Caribbean will repay the unsecured $25,000 due is in doubt, the receivable erroneously reported as approximately $280, was fully impaired as of March 31, 2017.

7. PROPERTY & EQUIPMENT

	June 30, 2017	December 31, 2016
Concession Land	$19,700,000	19,700,000
IT Equipment	235,168	221,060
Other equipment and furniture	233,758	219,734
Leasehold improvements	78,726	74,004
Vehicles	—	74,000
Construction in-process	50,347,092	46,457,172
Gross	70,594,743	66,745,970
Less accumulated depreciation	(527,819)	(529,312)
Net	$70,066,924	66,216,658
Depreciation expenses for the period ended June 30, 2017 and December 2016	19,625	61,771

 SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

7. PROPERTY & EQUIPMENT – CONTINUED

Concession Properties

Property and equipment is comprised primarily of concession land held in Costa Rica that is currently being developed for hotels, planning expenses, earth works and capitalized project costs in connection with the Papagayo Gulf Tourism project. The concession land amounts to $19.7 million related to the concessions held by SunVesta Costa Rica SA. $7 million (~94,000 m2) and $12.7 million (~133,000 m2).

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

Additional Properties

On April 24, 2013, the Company entered into certain new agreements for the purchase of two additional concession properties located in Polo Papagayo, Guanacaste for a total of $17,500,000 payable to the seller and a third party against a refundable deposit of $1,369,816 payable over terms minus $300,000 with a liqudated damages penalty of 5% in the event the purchase did not close. The Company failed to perform according to the terms of the purchase agreement and the transaction was terminated initially with by the third party and finally by the Company.

The Company has initiated legal proceedings against the seller for the recovery of that portion of the refundable deposit paid to the seller to which it is entitled. As of June 30, 2017, no gain has been recognized with respect to the claim against the seller of the additional concession properties. Furthermore, the Company has withdrawn legal proceedings against the third party for the refund of amounts paid against the purchase.

All expenses related to the agreements with the seller and the agreement with the third party seller, were impaired as of December 31, 2016.

Deposit related to construction work

During the quarter ended June 30, 2017, the Company made deposits with several contractors for earth moving groundwork and infrastructure works. These deposits will be offset against invoices as such works will be completed. As of June 30, 2017 and December 31, 2016, the Company has deposits of $582 and $190,549 respectively, which have not yet been set off.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

Level 2 — Quoted process for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs or significant value drivers are observable in active markets.

Level 3 — Model derived valuations in which one or more significant inputs or significant value-drivers are unobservable.

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

As of June 30, 2017 and December 31, 2016, respectively, there are no financial assets or liabilities measured on a recurring basis at fair value with the exception of the liability related to the conversion feature.

In addition to the methods and assumptions to record the fair value of financial instruments as discussed above, the Company used the following methods and assumptions to estimate the fair value of our financial instruments:

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

8. FAIR VALUE MEASUREMENT – CONTINUED

—	Cash and cash equivalents – carrying amount approximated fair value.
—	Restricted cash – carrying amount approximated fair value.
—	Receivables from related parties (current) – carrying amount approximated fair value due to the short term nature of the receivables.
—	Accounts Payable – carrying amount approximated fair value.
—	Note payable – carrying amount approximated fair value due to the short term nature of the note payable.
—	Notes receivable - carrying amount approximated fair value.
—	Notes payable to related parties – (current) – carrying amount approximated fair value due to the short term nature of the notes payable.
—	EUR– bond (old) – carrying amount approximated fair value due to its short term nature
—	EUR- bonds – The fair values of the bonds payable are classified as level 3 fair values. The fair values of the bonds have been determined by discounting cash flow projections discounted at the respective interest rates of 7.25% for EUR bonds, which represents the current market rate based on the creditworthiness of the Company. Hence, the carrying values approximate fair value.
—	CHF-bonds – The fair values of the bonds payable are classified as level 3 fair values. The fair values of the bonds have been determined by discounting cash flow projections discounted at the respective interest rates of 7.25% or 6.5% respectively for CHF bonds, which represented the current market rate based on the creditworthiness of the Company at issuance. Hence, the carrying values approximate fair value.
—	Notes payable to related parties – Aires (non-current) – The fair values of the notes payable to Aires International Investments Inc. are classified as level 3. The fair values of the notes were determined by discounting cash flow projections discounted at the respective interest rates of 7.25%, which represents the current market rate based on the creditworthiness of the Company. Hence, the carrying value approximates fair value.
—	Convertible CHF-bonds – The fair values of the convertible bonds payable are classified as level 3 fair values. The fair values of the convertible bonds have been determined by discounting cash flow projections discounted at the respective interest rates of 6.00% for convertible CHF bonds, which represents the current market rate based on the creditworthiness of the Company. Hence, the carrying values approximate fair value.
—	Liability related to conversion feature - The fair value of the liability related to conversion feature is classified as level 3 in the fair value hierarchy. The fair value of the liability is determined using a Black Scholes model to calculate the option value at each reporting date and multiplied by the number of potentially convertible shares.

 SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

8. FAIR VALUE MEASUREMENT – CONTINUED

The fair value of our financial instruments is presented in the table below:

	June 30, 2017		December 31, 2016
	Carrying Amount $	Fair Value $	Carrying Amount $	Fair Value $	Fair Value Levels	Reference
Cash and cash equivalents	2,785,627	2,785,627	806,440	806,440	1	Note 4
Restricted cash	1,672,423	1,672,423	1,667,052	1,667,052	1	Note 5
Receivables from related parties – other (current)	—	—	49,292	49,292	3	Note 9
Accounts Payable	1,929,850	1,929,850	3,311,512	3,311,512	1	—
Note payable	500,000	500,000	1,500,000	1,500,000	1	Note 15
Notes payable to related parties – other (current)	—	—	307,088	307,088	3	Note 9
Notes receivable	—	—	280,242	280,242	3	Note 6
EUR-bonds	—	—	484,463	484,463	3	Note 10
Convertible CHF-bonds	12,622,975	12,622,975	38,095,533	38,095,533	3	Note 10
CHF-bonds	45,023,694	45,023,694	16,384,893	16,384,893	3	Note 10
Notes payable to related parties (non-current)	71,048,787	71,048,787	51,473,793	51,473,793	3	Note 9
Liability related to conversion feature	1,670,144	1,670,144	5,936,378	5,936,378	3	Note 10

The Company's financial liabilities measured at fair value on a recurring basis consisted of the liability related to conversion feature as of the following date:

Balance at December 31, 2016	5,936,378
Additions / (Decrease)	(40,158)
Change in Fair Value of Conversion Feature	(985,540)
Gain / loss on extinguishment of debt	(3,466,897)
FX Revaluation	226,361
Balance at June 30, 2017	1,670,144

Total income (+) or expense (-) related to the conversion feature in the six months up to June 30, 2017, amounts to $4,492,595. The Company used a Black-Scholes model to value the liability related to conversion feature as of June 30, 2017 and December 31, 2016. Decrease of the conversion feature due to a decrease of bond volume are accounted for within interest expense. In the consolidated statement of comprehensive loss, an amount of $3,466,897 has been reclassed from impact of the conversion feature to gain on extinguishment of debt, due to a reclass from the CHF convertible bonds to non-convertible CHF-bonds.

The assumptions as of June 30, 2017 are as follows:

Stock Price : CHF 5.08	Annualized Risk Free Rate: 0.001%
Exercise Price: CHF 8	Annualized Volatility: 80%
Time to Maturity: 1.25 years

The assumptions as of December 31, 2016 are as follows:

Stock Price: CHF 5.08	Annualized Risk Free Rate: 0.001%
Exercise Price: CHF 8	Annualized Volatility: 80%
Time to Maturity: 1.75 years

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

9. RELATED PARTY TRANSACTIONS

The advances from (to) related parties are composed as follows:

		Receivables		Payables
		June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
1	Aires International	—	—	56,636,814	51,473,793
2	Global Care AG	—	—	14,411,973	—
3	Turan Tokay	—	49,292	—	—
	Total	—	49,292	71,048,787	51,473,793
	of which non-current	—	—	71,048,787	51,473,793

As of December 31, 2016, a payable of $290,000 was presented as a liability to the related party Akyinyi interior and exterior decoration and $17,088 to the late Josef Mettler, who were at that time no longer related parties.

	Related party	Capacity	Interest Rate	Repayment Terms	Security
1	Aires International	Company owned by Dr. Rössler, a board member	7.25%	See below	none
2	Global Care AG	Company owned by Dr. Rössler, a board member	7.25%	See below	none
3	Turan Tokay	Shareholder	3%	none	none

Loan agreement Aires International Investment Inc.

As of June 30, 2017, the Company owes Aires International Inc. the following:

Borrower	Debt instrument denominated in CHF	Amount in CHF	Amount in USD	Annual interest rate	Repayment date *
SunVesta Inc.	Promissory note	10,044,371	10,484,716	7.25%	After Dec 31, 2020
SunVesta Inc.	Promissory note	10,000,000	10,438,400	7.25%	After Dec 31, 2020
SunVesta Inc.	Promissory note	10,000,000	10,438,400	7.25%	After Dec 31, 2020
SunVesta Inc.	Loan agreement	11,110,810	11,614,577	7.25%	After Dec 31, 2020
SunVesta Holding	Loan agreement	13,086,987	13,660,721	7.25%	After Dec 31, 2020
Total			56,636,814 USD

* The notes may be repaid in whole or in part.

Loan due to Global Care AG

During the first quarter of 2017, Global Care AG, a company owned by Dr. Rӧssler (a director of the Company), provided $7,048,257 to the Company at 7.25% interest, repayable not before December 31, 2020. During the second quarter of 2017, the loan was increased by $7,363,715 (thereof 1,564,444 with a transfer of convertible bonds to the loan) to $14,411,973.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

10. BONDS

Description	EUR (€) bond new I (repaid)	EUR (€) bond new II (parallel) (repaid)
Issuer:	SunVesta Holding AG	SunVesta Holding AG
Type of securities:	Bond in accordance with Swiss law	Bond in accordance with Swiss law
Approval by SunVesta AG BOD:	October 31, 2013	May 19, 2014
Volume:	Up to EUR15,000,000	Up to EUR 15,000,000
Units:	EUR10,000	EUR 10,000
Offering period:	11/07/2013 – 03/31/2014	05/01/14 – 06/30/14
Due date:	December 2, 2016	December 02, 2016
Issuance price:	100%	100%
Issuance day:	December 2, 2013	December 02, 2013 (retroactive)
Interest rate:	7.25% p.a.	7.25 % p.a.
Interest due dates:	December 02	December 02
Applicable law:	Swiss	Swiss

EURO (€) Bond new I	EURO Bond (New) 2017	EURO Bond (New) 2016
	$	$
Balances January 1	31,541	6,871,630
Cash inflows	—	—
Cash outflows	—	(6,736,255)
Reclassification from / to Bond (net)	(32,271)	—
Foreign currency adjustments	730	(103,834)
Sub-total	—	31,541
Discounts (commissions paid to bondholders) and debt issuance costs	(588,613)	(588,613)
Accumulated amortization of discounts and debt issuance costs	588,613	563,636
Total accumulated unamortized discounts and debt issuance costs	—	(24,977)
Balances June 30 and December 31 (Carrying value)	—	6,564

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

10. BONDS – CONTINUED

EURO (€) Bond new II	EUR Bond new II 2017	EUR Bond new II 2016
	$	$
Balances January 1	511,805	1,658,300
Cash inflows	—	—
Cash outflows	(510,120)	(159,950)
Reclassification from / to Bond (net)	(9,761)	(953,683)
Foreign currency adjustments	8,075	(32,862)
Sub-total	—	511,805
Discounts (commissions paid to bondholders) and debt issuance costs	(174,660)	(174,660)
Accumulated amortization of discounts and debt issuance costs	174,660	140,754
Reclassification from / to Bond (net)	—	—
Total accumulated unamortized discounts and debt issuance costs	—	(33,906)
Balances June 30 and December 31 (Carrying value)	—	477,899

On September 30, 2015, the Company approved the issuance of two new Convertible CHF-bonds.

The major terms and conditions are the following:

Description	Convertible CHF Bond I	Convertible CHF Bond II
Issuer:	SunVesta Holding AG	SunVesta Holding AG
Type of securities:	Senior convertible bonds, convertible into shares of the issuer, in accordance with Swiss law	Senior convertible bonds, convertible into shares of the issuer, in accordance with Swiss law
Approval by SunVesta AG BOD:	September 30, 2015	September 30, 2015
Volume:	Up to CHF 45,000,000	Up to CHF 15,000,000
Denomination:	CHF 5,000	CHF 5,000
Offering period:	October 01, 2015	October 01, 2015
Maturity date:	September 30, 2018	September 30, 2018
Issue price:	100%	100%
Redemption price:	100%	100%
Issuance date:	October 01, 2015	October 01, 2015
Coupon:	6.00 % p.a.	6.00 % p.a.
Interest due dates:	September 30 of each year, the first time September 30, 2016	September 30 of each year, the first time September 30, 2016
Reference price:	CHF 6.50	CHF 6.50
Initial conversion price:	CHF 8.00	CHF 8.00
Applicable law:	Swiss	Swiss

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

10. BONDS – CONTINUED

Convertible CHF BOND I	Convertible CHF Bond I 2017	Convertible CHF Bond I 2016
	$	$
Balances January 1	3,648,383	2,250,048
Cash inflows	—	1,640,887
Cash outflows	—	(103,008)
Foreign currency adjustments	232,837	(105,058)
Reclassification from / to Bond (net)	—	(34,486)
Sub-total	3,881,220	3,648,383
Discounts (commissions paid to bondholders) and debt issuance costs	(240,760)	(136,722)
Accumulated Amortization of discounts and debt issuance costs	147,214	117,652
Reclassification from / to Bond (net)	—	(104,038)
Total Accumulated Unamortized discounts and debt issuance costs	(93,546)	(123,108)
Balances June 30 and December 31 (Carrying value)	3,787,673	3,525,275

In the first quarter of 2016, the Company reclassified $634,186 from Convertible CHF Bond I.

As per date of this report, the Company has realized a cumulative amount of CHF 3.63 million ($3.82 million) related to the CHF Convertible Bond I.

Convertible CHF BOND II	Convertible CHF Bond II 2017	Convertible CHF Bond II 2016
	$	$
Balances January 1	36,770,369	26,470,395
Cash inflows	20,079	7,142,850
Cash outflows	(1,795,594)	(787,371)
Foreign currency adjustments	1,384,464	(1,187,441)
Reclassification from / to Bond (net)	(27,127,499)	5,131,937
Sub-total	9,251,819	36,770,369
Discounts (commissions paid to bondholders) and debt issuance costs	(4,791,860)	(4,890,690)
Accumulated Amortization of discounts and debt issuance costs	4,375,342	2,586,541
Reclassification from / to Bond (net)	(416,518)	104,038
Total Accumulated Unamortized discounts and debt issuance costs	(1,637,795)	(2,200,111)
Balances June 30 and December 31 (Carrying value)	8,835,301	34,570,259

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

10. BONDS – CONTINUED

In April 2016, Global Care AG (a related party controlled by Dr. Rössler, a Company board member) assumed a liability of CHF 4.5 million due to Aires International Investment Inc., (also a related party controlled by Dr. Rössler). This CHF 4.5 million was subsequently subscribed into bonds of the Convertible Bond II issue. As the conversion inclues a significant conversion option, the exchange is treated as an extinguishment of debt and an amount of $1,071,317 has been reclassified in the comprehensive statements of loss from revaluation of conversion feature to extinguishment of debt. In the 2nd quarter 2017, $26,091,605 was transferred to the new CHF-Bond IV and $1,564,444 to a note payable to Global Care AG. As the terms of the new straight bond are significantly different to the convertible bond, unamortized transaction cost of $1,221,277 were recognized as a gain on extinuishment of debt in the statement of comprehensive income.

As per date of this report the Company has realized a cumulative amount of CHF 8.58 million ($9.04 million) related to the Convertible Bond II.

The Company initiated a new offering of senior unsecured CHF bonds on September 21, 2016, of up to CHF 20,000,000 in units of CHF 5,000 that bear interest at 6.50% per annum payable each August 15, over a four-year term that matures on August 15, 2020, with the following conditions:

Description	CHF Bond III
Issuer:	SunVesta Holding AG
Type of securities:	Senior bonds
Approval by SunVesta AG BOD:	July 7, 2016
Volume:	Up to CHF 20,000,000
Denomination:	CHF 5,000
Offering period:	November 30, 2016
Maturity date:	August 15, 2020
Issue price:	100%
Redemption price:	100%
Issuance date:	September 21, 2016
Coupon:	6.50 % p.a.
Interest due dates:	August 15 of each year, the first time August 15, 2017
Applicable law:	Swiss

CHF BOND III original	CHF Bond III 2017	CHF Bond III 2016
	$	$
Balances January 1	15,601,389	—
Cash inflows	943,704	699,650
Cash outflows	—	—
Foreign currency adjustments	1,033,172	(290,665)
Reclassification from / to Bond (net)	—	15,192,404
Sub-total	17,578,266	15,601,389
Discounts (commissions paid to bondholders) and debt issuance costs	(160,270)	(56,643)
Accumulated Amortization of discounts and debt issuance costs	18,921	3,814
Reclassification from / to Bond (net)	—	(49,975)
Total Accumulated Unamortized discounts and debt issuance costs	(141,349)	(102,804)
Balances June 30 and December 31 (Carrying value)	17,436,917	15,498,586

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

10. BONDS – CONTINUED

During the year 2016 an amount of $15,192,404 (CHF 15.2 million) was subscribed into this CHF Bond III from loans from related parties. Since the new debt was not significantly different from the old debt and did not include a conversion feature deemed substantive, the exchange was not treated as an extinguishment of debt.

As per date of this report the Company has realized a cumulative amount of CHF 16.70 million ($17.61 million) related to the CHF Bond III original. Within the abovementioned facility, the Company initiated a new parallel offering of senior unsecured CHF bonds on September 21, 2016. An amount of $979,510 of which was reclassified from EUR Bond II.

Within the CHF Bond III, the Company initiated a new parallel offering of senior unsecured CHF bonds on September 21, 2016.

CHF BOND III parallel	CHF Bond III 2017	CHF Bond III 2016
	$	$
Balances January 1	961,595	—
Cash inflows	—	—
Cash outflows	—	—
Foreign currency adjustments	61,368	(17,915)
Reclassification from / to Bond (net)	—	979,510
Sub-total	1,022,963	961,595
Discounts (commissions paid to bondholders) and debt issuance costs	(79,289)	(79,289)
Accumulated Amortization of discounts and debt issuance costs	11,096	4,001
Reclassification from / to Bond (net)	—	—
Total Accumulated Unamortized discounts and debt issuance costs	(68,193)	(75,288)
Balances June 30 and December 31 (Carrying value)	954,770	886,307

As per date of this report the Company has realized a cumulative amount of CHF 0.91 million ($0.96 million) related to the CHF Bond III parallel.

As of March 6, 2017 the Company has approved issuance of a new bond with the following conditions.

Description	CHF Bond IV
Issuer:	SunVesta Holding AG
Type of securities:	Senior bonds
Approval by SunVesta AG BOD:	March 6, 2017
Volume:	Up to CHF 50,000,000
Denomination:	CHF 1,000
Offering period:	May 1st – November 1st, 2017
Maturity date:	August 15, 2022
Issue price:	100%
Redemption price:	100%
Issuance date:	May 1, 2017
Coupon:	6.50 % p.a.
Interest due dates:	May 1st of each year, the first time May 1st, 2018
Applicable law:	Swiss

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

10. BONDS – CONTINUED

CHF BOND IV	CHF Bond IV 2017
$
Balances January 1	—
Cash inflows	1,021,493
Foreign currency adjustments	891,149
Reclassification from / to Bond (net)	26,091,605
Sub-total	28,004,247
Discounts (commissions paid to bondholders) and debt issuance costs	(1,378,296)
Accumulated Amortization of discounts and debt issuance costs	6,055
Reclassification from / to Bond (net)	—
Total Accumulated Unamortized discounts and debt issuance costs	(1,372,240)
Balances June 30 (Carrying value)	26,632,007

As per date of this report the Company has realized a cumulative amount of CHF 25.65 million ($27.03 million) related to the CHF Bond IV.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

Actuarial valuation

Net periodic pension cost has been included in the Company's results as follows:

Pension expense	Three months ended June 30, 2017 $	Six months ended June 30, 2017 $	Three months ended June 30, 2016 $	Six months ended June 30, 2016 $
Current service cost	14,055	28,110	15,357	30,713
Net actuarial (gain) loss recognized	—	—	—	—
Interest cost	577	1,155	945	1,891
Expected return on assets	(1,431)	(2,861)	(1,916)	(3,833)
Employee contributions	(5,020)	(10,039)	(5,877)	(11,754)
Net periodic pension cost	8,182	16,364	9,148	18,295

During the three month, periods ended June 30, 2017 and June 30, 2016, the Company made cash contributions of $5,020 and $5,877, respectively, to its defined benefit pension plan.

All of the assets are held under a collective contract by the plan's re-insurance company and are invested in a mix of Swiss and international fixed-income and equity securities within the limits set out by the Swiss pension law.

The remaining expected future cash flows to be paid by the Company in respect to employer contributions to the pension plan for the year ended December 31, 2017 are $10,039.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

12. STOCK COMPENSATION

The Company has included share based compensation under the SunVesta Inc. Stock Option Plan 2013 (“Plan”) as part of the total remuneration in certain employment and Board of Director's contracts. The Company is authorized to grant up to 50,000,000 stock options under the Plan to acquire shares of its common stock.

The purpose of the Plan is to advance the interests of the Company by encouraging its employees to remain associated with the Company and to assist it in building value.

For all employees, fair value is estimated at the grant date. Compensation costs for unvested shares are expensed over the requisite service period on a straight-line basis.

Share Grants – Mr. Hans Rigendinger

On January 1, 2013, the Company granted 3,500,000 common shares to Hans Rigendinger, valued at $0.08 an amount equal to the share price and fair value of the shares on the grant date in connection with his employment agreement with the Company. His employment agreement obligates the Company to issue 2,500,000 common shares as a retention award on each anniversary of the employment agreement. The employment agreement has an initial term of three years with the option to extend for an additional two years. Mr. Rigendinger's employment agreement was renewed on January 1, 2016. Therefore, the Company may issue up to 12,500,000 common shares, of which 10,000,000 have been earned, through January 1, 2018.

Share Grants – Dr. Max Rössler

On July 3, 2013, the Company granted to Dr. Max Rössler 3,000,000 common shares, valued at $0.07 an amount equal to the share price and fair value of the shares on the grant date in connection with his appointment to the Board of Directors.

Share Grants – Mr. Josef Mettler

On July 4, 2013, the Company granted 5,000,000 common shares to Josef Mettler, valued at $0.07, an amount equal to the share price and fair value of the shares on the grant date, in connection with his employment agreement with the Company. His employment agreement obligated the Company to issue 3,000,000 common shares as a retention award on each anniversary of the employment agreement. The employment agreement had an initial term of three years with the option to extend for two additional two-year periods. Mr. Mettler's employment agreement was renewed on July 4, 2016. Therefore, in total the Company could have issued up to 21,000,000 common shares, of which 9,000,000 were earned prior to his death, through December 31, 2020.

Josef Mettler died during the third quarter of 2016. Subsequently, the necessary accrual up until his death was reversed as of September 30, 2016.

Share Grants – Mr. José María Figueres

On March 10, 2014, the Company granted 500,000 common shares to José María Figueres, valued at $0.10, an amount equal to the share price and therefore the fair value on grant date, in connection with his appointment to the Board of Directors. His appointment obligates the Company to issue 200,000 common shares for each fully completed year of service.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

Share Grants – Third party

On November 1, 2016, the Company granted 10,000,000 common shares to a non-related individual, valued at a total of $240,947 (CHF 240,000) the fair value on grant date, in connection with his consulting services for the Company. His appointment obligates the Company to issue 1,666,667 common shares for each fully completed month of service. From November 1, 2016 to June 30, 2017 the individual earned a total of 8,333,335 shares, creating an expense for the Company in the amount of $200,789 (CHF 200,000).

During the quarter ended June 30, 2017, it was agreed with the third party to replace the granted shares with cash compensation.

Based on these contracts, the Company has included the following stock-based compensation in the Company's results:

Stock-based compensation (shares)	Three and six months ended June 30, 2017	Three and six months ended June 30, 2016
Shares granted	57,200,000 shares	46,800,000 shares
Fair Value respectively market price on grant date	$0.0659	$0.0744
Total maximal expenses (2013-2020)	$3,770,947	$3,450,000
Shares vested	32,700,000 shares	26,800,000 shares
Shares forfeited	22,000,000 shares	- shares
Unvested shares	2,500,000 shares	20,000,000 shares

Of the granted shares, 12,000,000 were forfeited due to the death of Josef Mettler during the third quarter 2016.

As of June 30, 2017, the Company expects to record compensation expense in the future up to $100,000 as follows:

		Year ending December 31,
Stock-based compensation (shares)	Through December 31, 2017 $	2018 $	2019 $	2020 $
Unrecognized compensation expense	100,000	—	—	—

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

June 30, 2017

12. STOCK COMPENSATION – CONTINUED

Stock Options – Mr. Hans Rigendinger - continued

Installment A vesting was contingent on realizing a financing arrangement with a specific counterparty. As of the grant date, the fair value was $300,000. As of July 4, 2013, the Company assessed that this financing arrangement with the specific counterparty would not be completed. Therefore, the Company assessed the probability of completion to be zero and recognized no expense. On July 4, 2013, the Company authorized a revised stock option agreement that removed the requirement for financing with a specific counterparty and updated for any counterparty. As of the date of the revised stock option agreement, the fair value was $246,000. Since the modification changed the expectation that the options would ultimately vest and no expense had been recognized for the original award, the fair value of the modified award has been expensed on a straight-line basis over the recalculated expected remaining vesting period.

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

As of the date of this report, the estimated opening date has been postponed further to a date after the fourth quarter 2018, being the required date of the performance condition. The Company still assesses the probability that this performance condition will be met at 100%. Hence, the remaining fair value of the award has been expensed on a straight-line basis over the recalculated expected remaining vesting period.

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

As of the date of this report, the estimated opening date has been postponed further to a date after the fourth quarter 2018, being the required date of the performance condition. The Company still assesses the probability that this performance condition will be met at 100%. Hence, the remaining fair value of the award has been expensed on a straight-line basis over the recalculated expected remaining vesting period.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

12. STOCK COMPENSATION – CONTINUED

Stock Options – Mr. Josef Mettler

The Company granted several installments of stock options in connection with his employment contract.

Due to his passing away during the third quarter 2016, the probability that any of the corresponding performance conditions will be met is 0%. Therefore, all previously recognized expenses in the amount of $561,064, corresponding to options that had not yet vested, was reversed as of September 30, 2016.

Stock Options – Summary

A summary of stock options outstanding as per June 30, 2017 is as follows:

Options outstanding	Number of Options	Weighted average exercise price	Weighted average remaining contractual life
Outstanding January 1, 2017	20,000,000	$0.05	7.42 years
Granted	—
Exercised	—
Forfeited or expired	—
Outstanding June 30, 2017	20,000,000	$0.05	5.88 years
Exercisable June 30, 2017	—

The following table depicts the Company's non-vested options as of June 30, 2017 and changes during the period:

Non-vested options	Shares under Options	Weighted average grant date fair value
Non-vested at January 1, 2017	20,000,000	$0.075
Non-vested-granted	—	—
Vested	—	—
Non-vested, forfeited or cancelled	—	—
Non-vested at June 30, 2017	20,000,000	$0.075

Under the provisions of ASC 718 Compensation – Stock Compensation, the Company is required to measure and recognize compensation expense related to any outstanding and unvested stock options previously granted, and thereafter recognize, in its consolidated financial statements, compensation expense related to any new stock options granted after implementation using a calculated fair value based option-pricing model. The Company uses the Black-Scholes option-pricing model to calculate the fair value of all of its stock options and its assumptions are based on historical and available market information. No stock options were granted for the periods ended June 30, 2017 and June 30, 2016.

Assumption	June 30, 2017	June 30, 2016
Dividend yield	n.a	n.a
Risk-free interest rate used (average)	n.a	n.a
Expected market price volatility	n.a	n.a
Average expected life of stock options	n.a	n.a

The computation of the expected volatility assumption used in the Black-Scholes calculation for new grants is based on historical volatilities of a peer group of similar companies in the same industry. The expected life assumptions are based on underlying contracts.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

12. STOCK COMPENSATION – CONTINUED

As of June 30, 2017, the Company had unrecognized compensation expenses related to stock options currently outstanding, to be recognized in future quarters or years, respectively as follows:

Stock-based compensation (options)	Through to December 31, 2017 $	Year ending December 31, 2018 $
Unrecognized compensation expense	20,421	30,723

13. SUMMARY OF SHARE AND OPTION COMPENSATION EXPENSE

The Company recorded the following amounts related to stock based compensation expense during the periods ended June 30, 2017 and June 30, 2016, respectively:

Summary of share and option based compensation expense	Three months ended June 30, 2017 $	Three months ended June 30, 2016 $	Six months ended June 30, 2017 $	Six months ended June 30, 2016 $
Share grants (see Note 14 for details)	47,666	112,500	308,455	225,000
Option grants (see Note 14 for details)	10,241	15,335	20,482	30,670
Total (recorded under general & administrative expense)	57,907	127,835	328,973	255,670

14. FUTURE LEASE COMMITTMENTS

On December 1, 2012, the Company entered into a lease agreement for the premises for its Swiss office with an unrelated entity. The annual rental expense amounts to approximately $130,000 on a fixed term expiring on December 31, 2017. The company has been invited by the landlord to discuss a continuation or termination of the rental agreement. The objective is to come to a decision in the third quarter of the calendar year 2017.

Future lease commitments	June 30, 2017 $
2017	65,000

15. NOTE PAYABLE

	June 30, 2017	December 31, 2016
	$	$
Promissory note	500,000	1,500,000
Total	500,000	1,500,000

Promissory Note

On September 19, 2016, the Company signed an agreement with the counterparty, which stipulated payment terms of four quarterly installments of $500,000 each starting on November 21, 2016.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

16. OPENING DATE “Paradisus Papagayo Bay Resort & Luxury Villas”

On April 27, 2016, the Company amended its agreement with Meliá (“Seventh addendum to the management agreement of March 8, 2011”) to postpone the opening date as follows:

a.	New completion date: September 15, 2018 (subject to force majeure)

b.	Should the completion not occur by September 15, 2018 and should the parties not have agreed in writing an extension to such date, after September 15, 2018, the Company shall pay Melía a daily amount of $2,000 as liquidated damages.

c.	Should the completion not occur by November 15, 2018, Meliá shall be entitled to terminate the agreement unless the parties agree in writing to extend the completion date and the Company shall be obliged to pay Melía $5,000,000 as liquidated damages solely to compensate the Manager.

However, as of today, the dates stipulated above are no longer likely to be realized. Consequently, it will be necessary to enter into an 8th Addendum with Meliá. On the basis of our good professional relationship, we are confident to achieve this objective in due course

17. EARNINGS PER SHARE

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

Earnings per share	Three-month period ended June 30, 2017	Three-month period ended June 30, 2016	Six-month period ended June 30, 2017	Six-month period ended June 30, 2016
Company posted	Net loss	Net loss	Net loss	Net loss
Basic weighted average shares outstanding	104,741,603	98,841,603	106,487,853	98,674,021
Dilutive effect of common stock equivalents	None	None	None	None
Dilutive weighted average shares outstanding	104,741,603	98,841,603	106,487,853	98,674,021

A total of 2,900,000 common shares vested have not been issued as per balance sheet date but are included in the basic weighted average shares outstanding.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

17. EARNINGS PER SHARE - CONTINUED

The following table shows the number of stock equivalents of SunVesta Inc. that were excluded from the computation of diluted earnings per share for the respective period because the effect would have been anti-dilutive.

Earnings per share	Three-month period ended June 30, 2017	Three-month period ended June 30, 2016	Six-month period ended June 30, 2017	Six-month period ended June 30, 2016
Options to Hans Rigendinger	10,000,000	10,000,000	10,000,000	10,000,000
Options to Dr. M. Rössler	10,000,000	10,000,000	10,000,000	10,000,000
Options to Josef Mettler		12,000,000		12,000,000
Total Options	20,000,000	32,000,000	20,000,000	32,000,000

Shares to Hans Rigendinger (retention bonus – non vested)	2,500,000	5,000,000	2,500,000	5,000,000
Shares to Josef Mettler's estate (retention award)	0	15,000,000	0	15,000,000
Shares to Howard Glicken and José Maria Figueres (retention award)	400,000	400,000	400,000	400,000
Total Shares	2,900,000	25,400,000	2,900,000	25,400,000

Total Options and Shares	22,900,000	57,400,000	22,900,000	57,400,000

Options related to Convertible CHF bonds: Each bond in the principal amount of CHF 5,000 can be converted on any business day during the conversion period into 625 common shares of SunVesta Holding AG at a conversion price equal to CHF 8.

A number of 1,492,053 stock equivalents of SunVesta Holding AG associated with the Convertible CHF Bond were excluded from the computation of diluted earnings per share for the six-month period ended June 30, 2017 because the effect would have been anti-dilutive (4,746,720 for the six-month period ended June 30, 2016).

18. GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses according to the consolidated statement of comprehensive loss include:

	Three-month period ended June 30, 2017 $	Three-month period ended June 30, 2016 $	Six-month period ended June 30, 2017 $	Six-month period ended June 30, 2016 $
Rental & related expenses	36,993	50,172	76,113	104,786
Audit	49,996	200,416	149,606	187,639
Consulting	483,582	750,486	1,179,333	961,805
Marketing, Investor & public relations	17,742	12,531	28,242	41,309
Travel expenses	172,548	93,166	306,506	196,913
Personnel costs including social security's costs and share based remuneration	230,435	442,454	513,968	906,155
Release accrual for penalty on management agreement	—	(5,000,000)	—	—
Office Expenses	—	—	203	—
Various other operating expenditures	145,991	304,539	259,286	528,127
Total according statement of comprehensive loss	$1,137,286	(3,146,235)	2,513,257	2,926,735

19. SUBSEQUENT EVENTS

Management has evaluated subsequent events after the balance sheet date, through the issuance of the financial statements, for appropriate accounting and disclosure. The Company has determined that there are no events that warrant disclosure or recognition in the financial statements.

Item 2. MANAGEMENT's DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes hereto included in this report. All information presented herein is based on our six-month periods ended June 30, 2017 and June 30, 2016. Our fiscal year end is December 31.

Discussion and Analysis

Business Overview

We are in the business of developing high-end luxury hotels and resorts in countries that are emerging as popular tourist destinations. Our intention is to develop luxury hotel products located in countries such as Costa Rica that are emerging as popular tourist destinations. Our first hospitality development, to be constructed on 20.5 hectares of prime land located in Guanacaste Province, Costa Rica is the Paradisus Papagayo Bay Resort & Luxury Villas, a five-star luxury hotel. All permitting for the project is in place, including permission to incorporate the beachfront adjacent to the two concessions into the development and all significant site work completed. Vertical construction is expected to commence during the fourth quarter of 2017, while the opening of the Paradisus Papagayo Bay Resort & Luxury Villas is scheduled not before the fourth quarter 2018. The estimated commencement of construction and opening dates are subject to securing sufficient capital commitments to complete the development.

Specifications

Paradisus Papagayo Bay Resort & Luxury Villas, initial specifications are to be as follows:

—	eco-luxury all-inclusive resort
—	382-keys
—	direct beach access
—	five restaurants and five bars
—	Yhi Spa and Health Club
—	Paradisus, adults-only “Royal Service” level of accommodations
—	Paradisus, “Family Concierge” program
—	19,000 square feet of meeting facilities with the business traveler in mind

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

The Paradisus Papagayo Bay Resort & Luxury Villa's will feature other highlights including:

—	more than 65 private, swim up and resort pools including the world's second largest Infinity Pool all within idyllic landscaped grounds
—	a wedding chapel with a stunning ocean view
—	rain forest walkways that permit guests to experience the flora and fauna of the rain forest
—	a multipurpose convention hall with over 2,000 square meters of space that can be utilized as a whole or divided to create smaller meeting rooms
—	a full service spa committed to providing for the wellbeing of our guests. The spa will be located with a 180-degree sea view within approximately 1,000 square meters that will include 12 large treatment rooms, a hairdresser, relaxation areas, pools, saunas and steam rooms
—	the 20 private villas will be located within the Royal Service area of the resort. The present intention being that these villas will be sold to individuals who will then lease them back to the resort when not occupied by the owners.

Management

Overall project development is led by Hans Rigendinger, our Chairman of the Board and Chief Executive Officer, Charles Fessel, Project Director Paradisus Papagayo Bay Resort & Luxury Villas, Dr. Alexander Falkenberg, Managing Director Finance and and Ernst Rosenberger, the Company's Corporate Controller. The lead architect is Ossenbach, Pendones & Bonilla, one of Costa Rica's largest architectural offices with over 45 architects and designers. Civil engineering services are provided by DEHC Engineers and structural engineering services by IEAC. Landscape architects are TPA and interior designers are led by Laboratorio Quattro.

Resort management is to be provided by Melía Hotels International (“Melía”). “Paradisus” is Meliá's five-star all-inclusive luxury hotel brand that is well recognized in the hospitality industry around the world. Melía was founded in 1956 in Palma de Mallorca, Spain and is today one of the world's largest resort hotel chains, as well as Spain's leading hotel chain for business or leisure. Melía offers more than 300 hotels in 26 countries over four continents under its Gran Sol Melía, Sol Melía, ME by Sol Melía, Innside by Sol Melía, Tryp, Sol Melía, Sol Melía Vacation Club, and Paradisus brands. The Paradisus brand represents all-inclusive luxury resorts with hotels in Mexico and the Dominican Republic.

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

However, as of today, the dates stipulated above are unlikely to be realized. Consequently, it will be necessary to draft and sign an 8th Addendum with Melia. On the basis of our good professional relationship, we are confident to achieve this objective in due course.

Additional Concession Properties

On April 24, 2013, the Company entered into certain new agreements for the purchase of two additional concession properties located in Polo Papagayo, Guanacaste for a total of $17,500,000 payable to the seller and a third party against a refundable deposit of $1,369,816 payable over terms minus $300,000 with a liqudated damages penalty of 5% in the event the purchase did not close. The Company failed to perform according to the terms of the purchase agreement and the transaction was terminated initially with by the third party and finally by the Company.

The Company initiated legal proceedings on April 21, 2017, against the seller of additional concession properties in Polo Papagayo, Costa Rica.The claim is based on the seller's alleged failure to perform according to the terms of a purchase and sale agreement pursuant to which the seller was to return deposits in the amount of $1,669,701 on receiving notice of cancellation minus 5% in liquidated damages.

The Company has withdrawn legal proceedings against the third party beneficiaries of the purchase and sale agreement, pursuant to which the Company was entitled to the return of amounts paid to the third party minus a non-refundable amount of $300,000 and 5% in liquidated damages.

Finance

The anticipated completion of the Paradisus Papagayo Bay Resort & Luxury Villas will require a net investment of approximately $217 million (excluding non-recuperated overhead expenses), of which approximately $70 million has been expended as of June 30, 2017. We aim to realize a minimum of $140 million in new funding over the next nine months. New funding over the next nine months is expected to be raised from debt financing through bonds, shareholder loans and, if necessary, the guaranty agreement borne by certain principal shareholders and participants in management. Detailed below is a brief description of material debt obligations as of period end.

Bonds

The Company has four bond issues outstanding, denominated in Swiss Francs (CHF).

Swiss Francs (CHF) Convertible Bonds

The Company initiated an offering of senior unsecured CHF bonds on October 1, 2015, of up to CHF 15,000,000 in units of CHF 5,000 that bear interest at 6.00% per annum payable each September 30, over a three-year term that matures on September 30, 2018, which are convertible into shares of SunVesta Holding AG at CHF 8.00. We had realized $3,881,220 as of June 30, 2017 and $3,648,383 as of December 31, 2016 in connection with this offering.

The Company initiated a parallel offering of senior unsecured CHF bonds on October 1, 2015, of up to CHF 45,000,000 in units of CHF 5,000 that bear interest at 6.00% per annum payable each September 30, over a three-year term that matures on September 30, 2018, which are convertible into shares of SunVesta Holding AG at CHF 8.00. We had realized $9,251,819 as of June 30, 2017 and $36,770,369 as of December 31, 2016, in connection with this offering. Included in these amounts was approximately $6.2 million (CHF 6.32 million) that by agreement with certain bondholders deviated from the standard terms to provide for repayment by February 28, 2017.

Swiss Francs (CHF) Bonds

The Company initiated a new offering of senior unsecured CHF bonds on September 21, 2016, of up to CHF 20,000,000 in units of CHF 5,000 that bear interest at 6.50% per annum payable each August 15, over a four-year term that matures on August 15, 2020. We had realized $17,578,266 as of June 30, 2017 and $5,601,389 as of December 31, 2016.

The Company initiated a new parallel offering of senior unsecured CHF bonds on September 21, 2016, of up to CHF 20,000,000 in units of CHF 5,000 that bear interest at 6.50% per annum payable each August 16, over a four-year term that matures on August 15, 2020. We had realized $1,022,963 of June 30, 2017 and $961,595 as of December 31, 2016.

The Company initiated a new parallel offering of senior unsecured CHF bonds on March 6, 2017, of up to CHF 50,000,000 in units of CHF 1,000 that bear interest at 6.50% per annum payable each May 1, over a five-year term that matures on August 15, 2022. We had realized $28,004,247 of June 30, 2017.

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

The Company had borrowed $56,636,814 from Aires as of June 30, 2017 and $51,473,793 as of December 31, 2016.

Loan Global Care AG

During the second quarter of 2017, Global Care AG, a company owned by Dr. Rӧssler (a director of the Company), provided $14,411,973 to the Company at 7.25% interest, repayable not before December 31, 2020.

Promissory note Blue Dot SA (formerly DIA S.A)

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

Blue Dot was due $500,000 as of June 30, 2017 and $1,500,000 as of December 31, 2016.

Results of Operations

During the six-month period ended June 30, 2017, our operations were focused on (i) completing earth work excavations on the Paradisus Papagayo Bay Resort & Luxury Villas property; (ii) furthering discussions with prospective project development partners; and (iii) pursuing additional debt financing to fund the construction of the project.

The Company has been funded since inception from debt or equity placements and by shareholders or partners in the form of loans. Capital raised to date has been allocated primarily to the development of the Costa Rican property, including the purchase of the land and general and administrative costs.

Comprehensive Losses

The variance in losses over the comparative six- month periods is reconciled:

Three months April 1 to June 30 2016	2,231,750

Variances during the 3 months
Increase in general and administrative expenses	(4,283,521)	There was an increase due to a reversal of a penalty accrual in 2016.
Decrease in impairment expenses	296,663	Impairment of REP Caribbean receivable
Decrease in interest income	(5,227)	not material
Decrease in loss on extinguishment of debt	3,316,937	Positive impact from debt extinguishment in 2017.
Increase in interest expenses	(728,376)	Mainly due to increase in overall debt.
Change in fair values of conversion features	(448,589)	Gain due to volume change in conversion feature in 2017 reclassified to extinguishment of debt
Decrease in unrealized exchange gains	(3,689,122)	Currency fluctuations
Increase in other income / (expenses)	(85,543)	not material
Increase in income taxes	(85,133)	not material
Increase in foreign currency translation losses	(2,872,715)	Currency fluctuations
Total variances	(8,584,625)
Three months April to June 2017	(6,352,875)

The penalty accounted for during the period ended June 30, 2016, was in respect to the management agreement with Meliá dated March 8, 2011. The amended agreement stipulated that if the Papagayo Bay Resort & Luxury Villa's would not be completed by November 15, 2018, and if an extension date is not agreed, then Meliá could terminate the management agreement and cause the Company to pay a penalty of $5 million. Consequently, an accrual in the amount of $5 million was charged against operating expenses. In light of the seventh addendum to the management agreement that was signed on April 27, 2016, this accrual was reversed in the second quarter of 2016.

We did not generate revenue during this period and we expect to continue to incur losses through the year ended December 31, 2017.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry-forward and startup costs that will offset future operating profits.

Capital Expenditures

The Company expended a significant amount on capital expenditures for the period from inception to June 30, 2017, in connection with the purchase of land concessions in Costa Rica, as well as the planning and construction of the project and expects to incur future cash outflows on capital expenditure as discussed in the "Liquidity and Capital Resources" and the "Going Concern" paragraphs below.

Liquidity and Capital Resources

Since inception the Company has experienced significant changes in liquidity, capital resources, and stockholders, equity.

As of June 30, 2017 and December 31, 2016, the following were working capital items:

	June 30, 2017	December 31, 2016
Current assets
Cash and cash equivalents	2,785,627	806,440
Receivable from related parties	—	49,292
Other assets	438,087	456,099
Total current assets	3,223,714	1,311,830
Current liabilities
Accounts payable	1,929,850	3,311,512
Accrued expenses	3,048,845	3,160,723
Notes payable	500,000	1,500,000
Notes payable to related parties	—	307,088
Other liabilities	24,908	120
Bonds	—	6,687,384
Total current liabilities	5,503,602	14,966,826
Net working capital	(2,279,889)	(13,654,996)

As of June 30, 2017, and December 31, 2016, the following were the items making up the total stockholders, deficit:

	June 30, 2017	December 31, 2016
Assets
Current assets	3,223,714	1,311,830
Non-current assets	71,739,929	68,354,502
Total assets	74,963,643	69,666,332
Liabilities
Current liabilities	5,503,602	14,966,825
Non-current liabilities	130,561,842	105,872,146
Total liabilities	136,065,444	120,838,971
Total stockholders, deficit	(61,101,801)	(51,172,639)

The Company's negative net working capital of $ 17,625,357 is a concern going forward. However, based on the guaranty signed by certain principals, the Company believes that it can address liquidity problems.

Net cash flow used in operating activities for the six-month period ended June 30, 2017, was $5,073,675, as compared to $4,400,217 for the six-month period ended June 30, 2016.

We expect to continue to use net cash flow in operating activities until we complete the Paradisus Papagayo Bay Resort & Luxury Villas project, which completion is projected for the fourth quarter of 2018.

Net cash used in investing activities for the six-month period ended June 30, 2017, was $2,875,383 as compared to $973,070 for the six-month period ended June 30, 2016. Net cash used in investing activities in the current six-month period is comprised of the purchase of property and equipment, offset by the sale of equipment. Net cash used in investing activities in the prior comparable six-month period was comprised of the purchase of property and equipment, and deposits related to construction, offset by receivables from related parties and restricted cash.

We expect negative net cash flow in investing activities to continue while in the process of developing the Paradisus Papagayo Bay Resort & Luxury Villas.

Net cash provided by financing activities for the six-month period ended June 30, 2017, was $9,848,162 as compared to $5,299,996 for the six-month period ended June 30, 2016. Net cash provided by financing activities in the current six-month period is comprised of proceeds from notes payable to related parties, proceeds from bond issuances net of commissions, and proceeds from other debt, offset by repayments of bonds and other debt. Net cash provided by financing activities in the prior comparable six-month period was comprised of proceeds from notes payable related parties, and proceeds from bond issuances net of commissions, offset by the decrease in bank liabilities and the repayment of other debt.

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

We had no formal lines of credit or other bank financing arrangements as of June 30, 2017.

We have commitments that include an award letter issued in favor of certain general contractors together with purchase orders and related agreements for $130 million as of June 30, 2017, in connection with the development of the Paradisus Papagayo Bay Resort & Luxury Villas, which commitments are included in the required estimated net financing of $217 million to complete the project.

We maintain a defined benefit plan that covers all of our Swiss employees.

We have no current plans for significant purchases or sales of plant or equipment, except in connection with the planned construction of the Paradisus Papagayo Bay Resort & Luxury Villas.

We have no current plans to make any changes in the number of our employees as of June 30, 2017.

Off-Balance Sheet Arrangements

As of June 30, 2017, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Going Concern

The Company is currently working on building a resort in the Papagayo Gulf Tourism Project area of Guanacaste, Costa Rica. The project is not expected to open before the end of 2018. Until the completion of the project, the following expenditures are estimated to be incurred:

a.	Gross project cost	$242,000,000
b.	Less: Proceeds from sale of villas	(25,000,000)
c.	Net project cost	217,000,000
d.	Overhead expenses	20,000,000
e.	Total, excluding other potential projects	$237,000,000

Seventy percent of the net project cost is intended to be financed through the issuance of secured bonds, for which negotiations have been initiated. The remaining thirty percent of the net project cost, as well as non-recuperated overhead expenses are intended to be financed by the main shareholders or lenders of the project, i.e Mr. Hans Rigendinger, shareholder, Company Director and Chief Executive Officer, Dr. Max Rӧssler, controlling shareholder of Aires International Investment Inc. and Global Care AG as well as Company Director.

On July 16, 2012, certain principal shareholders of the Company or principal lenders to the project entered into a Guaranty Agreement in favor of the Company. The purpose of the guaranty is to ensure that until financing is secured for the entire project that they will act as guarantors to creditors of SunVesta Holding AG to the extent of the project's ongoing capital requirements.

On October 28, 2016, Hans Rigendinger and Dr. Max Rössler formally agreed to maintain the guaranty, as necessary, until completion of the construction of Paradisus Papagayo Bay Resort & Luxury Villas, after which date the guaranty will expire.

The Guaranty Agreement requires that within 30 days of receiving a demand notice, requested funds are made available by the guarantors to the Company. Based on this guaranty, management believes that available funds are sufficient to finance cash flows for the twelve months subsequent to June 30, 2017 and the filing date, though future anticipated cash outflows for investing activities continue to depend on the availability of financing.

Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this current report, with the exception of historical facts, are forward-looking statements. Forward-looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this current report, an evaluation was carried out by the Company’s management, with the participation of its chief executive officer and chief financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company's management concluded, as of the end of the period covered by this report, that the Company's disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission's rules and forms, and that such information was not accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2017, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company initiated legal proceedings against Meridian IBG, Inc. (“Meridian”) on April 21, 2017, in the Hennepin County District Court, Fourth Judicial District. The claim is based on Meridian’s alleged failure to perform according to the terms of a purchase and sale agreement dated April 24, 2013, pursuant to which Meridian was to return deposits in the amount of $1,669,701 paid against the purchase of certain properties in Guanacaste, Costa Rica on providing notice of cancellation minus 5% in liquidated damages. The Company seeks return of the deposits, interest on the deposits and expenses accrued in pursuing its claim. Meridian is yet to respond to the Company’s complaint and has filed a motion to dismiss and a hearing has been held. The court is yet to render a decision on the motion.

The Company initiated legal proceedings against RBAT Costa Rica, LLC. (“RBAT”) and Värde Management L.P., (“Värde”) on April 21, 2017, in the Hennepin County District Court, Fourth Judicial District. The claim was based on Värde's alleged failure to perform according to the terms of a purchase and sale agreement dated April 24, 2013, pursuant to which Värde was to return deposits in the amount of $700,000 paid against the purchase of certain properties in Guanacaste, Costa Rica on receiving notice of cancellation minus 5% in liquidated damages. The Company sought return of the deposits, interest on the deposits and expenses accrued in pursuing its claim. The Company has since withdrawn its complaint.

ITEM 1A. RISK FACTORS

Not required of smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 10, 2017, the Company was obligated to issue 200,000 shares of restricted common stock to Mr. José Maria Figueres, for a retention award earned in connection with his appointment to the board of directors, in reliance upon the exemptions from registration provided by Section 4(2) and Regulation S of the Securities Act of 1933, as amended (“Securities Act). The shares were not issued as of the filing date of this report.

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

On March 10, 2017, the Company was obligated to issuance of 200,000 shares of restricted common stock to Mr. Howard Glicken, for a retention award earned in connection with his appointment to the board of directors in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. The shares were not issued as of the filing date of this report.

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

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 44 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SunVesta, Inc.	Date

/s/ Hans Rigendinger	August 14, 2017
Hans Rigendinger
Chief Executive Officer, Chief Financial Officer
Principal Accounting Offiver and Director

INDEX TO EXHIBITS

Exhibit	Description
3.1.1*	Articles of Incorporation (incorporated by reference from the Form 10-SB filed with the Commission on December 31, 1999).
3.1.2*	Amended Articles of Incorporation (incorporated by reference from the Form 10-KSB filed with the Commission on April 9, 2003).
3.1.3*	Amended Articles of Incorporation (incorporated by reference from the Form 10-QSB filed with the Commission on November 17, 2003).
3.1.4*	Amended Articles of Incorporation (incorporated by reference from the Form 8-K filed with the Commission on September 27, 2007).
3.2.1*	Bylaws (incorporated by reference from the Form 10-SB filed with the Commission on December 31, 1999).
3.2.2*	Amended Bylaws (incorporated by reference from the Form 10-QSB filed with the Commission on November 17, 2003).
10.1*	Securities Exchange Agreement and Plan of Exchange dated June 18, 2007 between the Company and SunVesta AG (formerly ZAG Holdings AG) (incorporated by reference from the Form 8-K filed with the Commission on June 21, 2007).
10.2*	Purchase and Sale Agreement between ZAG Holding AG and Trust Rich Land Investments, Mauricio Rivera Lang dated May 1, 2006, for the acquisition of Rich Land Investments Limitada.
10.3*	Debt Settlement Agreement dated March 1, 2010, between the Company and Zypam, Ltd. (incorporated by reference from the Form 8-K filed with the Commission on March 10, 2010).
10.4*	Debt Settlement Agreement dated March 1, 2010, between the Company and Hans Rigendinger (incorporated by reference from the Form 8-K filed with the Commission on March 10, 2010).

10.5*	Guaranty Agreement dated July 16, 2012, between SunVesta AG, Jthe late osef Mettler, Hans Rigendinger and Max Rӧssler.
10.6*	Employment Agreement dated January 1, 2013 between the Company and Hans Rigendinger (incorporated by reference to the Form 8-K filed with the Commission on February 4, 2013.
10.7*	Employment Agreement dated July 4, 2013 between the Company and the late Josef Mettler (incorporated by reference to the Form 10-Q filed with the Commission on October 10, 2013).
10.8*	Assignment of Debt Agreement dated December 31, 2012, between the Company, SunVesta AG and Aires International Investments, Inc. (incorporated by reference to the Form 10-Q filed with the Commission on December 13, 2013).
10.9*	Debt Settlement Agreement dated December 31, 2012, between the Company and Hans Rigendinger (incorporated by reference to the Form 10-Q filed with the Commission on December 13, 2013).
10.10*	Loan Agreement dated October 31, 2013, between SunVesta AG and Aires International Investments, Inc. (incorporated by reference to the Form 10-Q filed with the Commission on December 13, 2013).
10.11*	Assignment of Debt Agreement dated December 31, 2013, between the Company, SunVesta AG and Aires International Investments, Inc.(incorporated by reference to the Form 10-Q filed with the Commission on May 20, 2014).
10.12*	Assignment of Debt Agreement dated December 31, 2014, between the Company, SunVesta AG and Aires International Investments, Inc. (incorporated by reference to the Form 10-Q filed with the Commission on August 19, 2015).
10.13*	Addendum to Employment Agreement dated March 6, 2015, between the Company and the late Josef Mettler (incorporated by reference to the Form 10-Q filed with the Commission on May 5, 2015).
14*	Code of Business Conduct and Ethics adopted on July 16, 2015 (incorporated by reference to the Form 10-Q filed with the Commission on August 19, 2015).

21*	Subsidiaries of the Company (incorporated by reference from the Form 10-K filed with the Commission on April 15, 2015).
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99*	SunVesta, Inc. 2013 Stock Option Plan (incorporated by reference to the Form 10-Q filed with the Commission on October 10, 2013).
101.INS	XBRL Instance Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase†
101.LAB	XBRL Taxonomy Extension Label Linkbase†
101.DEF	XBRL Taxonomy Extension Label Linkbase†
101.CAL	XBRL Taxonomy Extension Label Linkbase†
101.SCH	XBRL Taxonomy Extension Schema†

* Incorporated by reference to previous filings of the Company.
†Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

