Form 10-Q
period 2017-09-30
SUNVESTA, INC.
filed 2017-11-13
CIK 1060409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2017.

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

+ 41 43 388 40 60

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.01 par value (the only class of voting stock), at November 13, 2017, was 104,741,603.

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

Due to rounding, the sum of individual positions may be higher or lower than 100%.

SUNVESTA, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2017 (Unaudited)	December 31, 2016
Assets
Current assets
Cash and cash equivalents	4,553,872	806,440
Receivable from related parties	—	49,292
Other assets	737,459	456,099
Total current assets	$5,291,330	1,311,830
Non-current assets
Property and equipment - net	73,053,771	66,216,658
Deposits related to construction work	1,069,477	190,549
Notes receivable	—	280,242
Restricted cash	1,670,164	1,667,052
Total non-current assets	$75,793,412	68,354,502
Total assets	$81,084,743	69,666,332

Liabilities and stockholders' deficit
Current liabilities
Accounts payable	2,312,044	3,311,512
Accrued expenses	3,453,700	3,160,723
Note payable	—	1,500,000
Notes payable to related parties	—	307,088
Other liabilities	26,013	120
Convertible CHF-Bonds	12,711,869	6,202,921
Liability related to conversion feature	1,334,210	—
EUR-Bond	—	484,463
Total current liabilities	$19,837,836	14,966,826
Non-current liabilities
Convertible CHF-Bonds	—	31,892,613
CHF-Bonds	30,087,541	16,384,893
Liability related to conversion feature	—	5,936,378
Notes payable to related parties	93,153,232	51,473,793
Pension liabilities	192,947	184,469
Total non-current liabilities	$123,433,720	105,872,146
Total liabilities	$143,271,556	120,838,972

Stockholders' deficit
Preferred stock, $0.01 par value; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 101,841,603 shares issued and outstanding	1,018,416	959,416
Additional paid-in capital	23,373,567	23,238,526
Accumulated other comprehensive income / (loss)	(561,389)	2,997,562
Accumulated deficit	(86,017,407)	(78,368,143)
Total stockholders' deficit	$(62,186,813)	(51,172,639)
Total liabilities and stockholders' deficit	$81,084,743	69,666,332

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUNVESTA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Revenues, net	—	—	—	—
Cost of revenues	—	—	—	—
Gross profit	$—	—	—	—

Operating expenses
General and administrative expenses	(1,740,343)	(1,071,827)	(4,253,599)	(3,998,562)
Impairment expenses	—	—	(280,242)	(296,663)
Total operating expenses	$(1,740,343)	(1,071,827)	(4,533,841)	(4,295,224)
Loss from operations	$(1,740,343)	(1,071,827)	(4,533,841)	(4,295,224)

Other income/(expenses)
Interest income	29,460	15,134	60,309	46,162
Interest expense	(1,949,695)	(1,859,825)	(4,687,418)	(4,799,665)
Change in fair value of conversion feature	311,666	680,580	1,297,206	1,860,806
Gain/loss on extinguishment of debt	(106,762)	—	2,138,858	(1,071,317)
Exchange differences	790,470	(1,240,451)	(1,749,921)	322,882
Other income/(expenses)	(22,811)	(15,064)	(88,018)	(25,589)
Total other expenses	$(947,672)	(2,419,625)	(3,028,985)	(3,666,721)

Loss before income taxes	(2,688,015)	(3,491,452)	(7,562,826)	(7,961,945)
Income Taxes	(1,305)	—	(86,438)	—
Net loss	$(2,689,320)	(3,491,452)	(7,649,265)	(7,961,945)

Other comprehensive income/(loss)
Foreign currency translation	1,479,171	119,460	(3,558,951)	(2,702,023)
Actuarial gains/(losses)	—	—	—	—
Comprehensive loss	$(1,210,149)	(3,371,991)	(11,208,216)	(10,663,968)

Loss per common share
Basic and diluted	$(0.03)	(0.03)	(0.07)	(0.08)

Weighted average common shares
Basic and diluted	104,741,603	101,740,479	105,905,770	99,707,537

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUNVESTA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated deficit	Treasury Stock	Total Stockholders’ Deficit
December 31, 2016	$959,416	$23,238,526	$2,997,562	$(78,368,143)	$—	$(51,172,639)
Translation adjustments	—	—	(3,558,951)	—	—	(3,558,951)
Net loss	—	—	—	(7,649,264)	—	(7,649,264)
Stock based compensation expense	59,000	135,041	—	—	—	194,041
September 30, 2017	$1,018,416	$23,373,567	$(561,389)	$(86,017,407)	$—	$(62,186,814)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUNVESTA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	January 1 to September 30, 2017	January 1 to September 30, 2016
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(7,649,264)	(7,961,945)
Adjustments to reconcile net loss to net cash
Depreciation and amortization	29,880	29,585
Impairment expenses	269,695	296,663
Amortization of debt issuance costs and commissions	1,236,543	1,776,231
Accrued interest on debt	3,716,523	2,696,792
Extinguishment of debt	(2,138,858)	1,071,317
Unrealized exchange differences	1,766,165	(411,374)
Stock compensation expense	194,041	(235,153)
Other income related to conversion feature	(1,337,364)	(1,457,502)
- Cash flow impact of increase / decrease in:
Other current assets	(526,401)	759,303
Accounts payable	(1,271,338)	(3,042,107)
Accrued expenses	(2,762,378)	424,203
Other liabilities	25,524	—
Net cash used in operating activities	$(8,447,232)	(6,053,988)
Cash flow from investing activities
Payments to acquire property, plant and equipment	(2,768,445)	(1,198,012)
Proceeds from sale of property, plant and equipment	32,260	36,578
Deposits related to construction work	(878,903)	(641,818)
Down payments for property and equipment	—	309,023
Restricted cash	2,549	14,050
Net cash used in investing activities	$(3,612,539)	(1,480,178)
Cash flows from financing activities
Repayments of bank liabilities	—	(178,053)
Proceeds from notes payable related parties	17,794,570	8,233,385
Repayment of notes payable related parties	—	(7,784,216)
Proceeds from bond issuance, net of commissions and debt issuance costs	1,275,655	11,127,996
Repayment of bonds	(2,305,714)	(890,379)
Proceeds from note payable and other debt	525,055	(23,090)
Repayments of note payable and other debt	(1,500,000)	(102,679)
Net cash provided by financing activities	$15,789,566	10,382,963
Effect of exchange rate changes	17,637	25,070
Net increase / - decrase in cash	3,747,431	2,873,867
Cash and cash equivalents, beginning of period	806,440	111,830
Cash and cash equivalents, end of period	$4,553,871	2,985,697

Additional information
Capitalized interest and debt issuance costs for construction (non-cash)	2,976,526	2,679,526
Transfer of Convertible CHF-Bond II to CHF-Bond IV (non-cash)	26,138,355	—
Transfer of Convertible CHF-Bond II to notes payable to Global Care AG (non-cash)	1,035,894	—
Transfer of CHF Bond III original to notes payable to Global Care AG (non-cash)	15,375,505	—
Assumption of payables due from AIRES by Global Care AG (non-cash)	—	7,621,345
Assumption of payables due from AIRES by Sportiva (non-cash)	—	1,533,150
Reversal of capitalized payment obligations for constructions (non-cash)		451,816
Interest paid	1,405,175	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

1. Corporate Information

On August 27, 2007, SunVesta Inc. (“Company”) acquired SunVesta Holding AG (“SunVesta AG”). SunVesta AG has three wholly-owned subsidiaries: SunVesta Projects and Management AG, a Swiss company; SunVesta Costa Rica SA, a Costa Rican company and SunVesta Holding España SL, a Spanish company.

The Company is focused on the development of a holiday resort in Costa Rica. Planning for this project has been fully completed, all consents have been granted, and excavation work began in March 2013. The Company is in the process of securing financing for the project and has not realized revenue to date. Since the financing of the project is not complete, the Company’s activities are subject to significant risks and uncertainties.

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

September 30, 2017

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

In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates ASU 2017-09, requiring certain changes to the presentation and disclosures of changes to share-based payment awards under Topic 718. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently assessing the impact adoption of this standard will have on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

In July 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates ASU 2017-11, requiring certain changes to the presentation and disclosures of changes to liability or equity classification of financial instruments. The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently assessing the impact adoption of this standard will have on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

2. SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

September 30, 2017

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

Seventy percent of the net project cost is intended to be financed through the issuance of secured debt facilities, for which negotiations are in progress. The remaining thirty percent of the net project cost, as well as non-recuperated overhead expenses are intended to be financed by the main shareholders or lenders of the project, i.e Dr. Hans Rigendinger, shareholder, Company Director and Chief Executive Officer, and Dr. Max Rӧssler, controlling shareholder of Aires International Investment Inc. and Global Care AG as well as Company Director.

On July 16, 2012, certain principal shareholders of the Company or principal lenders to the project entered into a Guaranty Agreement in favor of the Company. The purpose of the guaranty is to ensure that until such time as financing is secured for the entire project that they will act as guarantors to creditors of SunVesta Holding AG.

On September 22, 2015, the signatories to the guaranty formally agreed to maintain the guaranty, as necessary, until December 31, 2018.

On October 28, 2016, Dr. Hans Rigendinger and Dr. Max Rössler formally agreed to maintain the guaranty, as necessary, until completion of the construction of Paradisus Papagayo Bay Resort & Luxury Villas, after which date the guaranty will expire.

The Guaranty Agreement requires that within 30 days of receiving a demand notice, requested funds are made available by the guarantors to the Company. Based on this guaranty, management believes that available funds are sufficient to finance cash flows for the twelve months subsequent to September 30, 2017 and the filing date.

4. CASH AND CASH EQUIVALENTS

Cash and cash equivalents are available to the Company without any restriction or limitation on withdrawal and/or use of these funds. The Company’s cash equivalents are placed with financial institutions that maintain high credit ratings. The carrying amounts of these assets approximate their fair value.

Cash and cash equivalents	USD	CHF	Other	Total	Total
				September 30, 2017	December 31, 2016
original currency	4,600	4,419,670	12,905
in $	4,600	4,535,977	13,295	4,553,872	806,440

USD ($)	=	US Dollar
CHF	=	Swiss Francs
Other	=	Australian Dollar and Costa Rican Colón

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

5. RESTRICTED CASH

As of September 30, 2017, the Company has the following restricted cash positions:

	September 30, 2017	December 31, 2016
	$	$
Credit Suisse in favor of BVK pension fund	131,061	125,400
Banco Lafise in favor of the Costa Rican Tourism Board	933,350	933,350
Banco Lafise in favor Costa Rican Environmental Agency – SETENA	605,753	608,302
Gross	1,670,164	1,667,052

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

6. NOTE RECEIVABLE

On June 15, 2015, the Company loaned REP Caribbean Development Corporation (“REP Caribbean”), a third party, $250,000 secured by a non-related Swiss individual. The loan was due on November 30, 2015, in addition to a fixed interest payment of $5,000. On September 15, 2015, the Company entered into an agreement with REP Caribbean and 4f Capital, a related party, netting receivables due to the respective parties that resulted in the satisfaction of the full loan amount due from REP Caribbean to the Company and a receivable against 4f Capital in the amount of approximately $250,000 as of December 31, 2016 and $250,000 as of December 31, 2015. On December 10, 2015, the Company loaned an additional unsecured amount of $25,000 to REP Caribbean. The Company erroneously reported as of December 31, 2016 and December 31, 2015, that the amount due from REP Caribbean was approximately $280,000. Since 4f Capital is in liquidation, and the likelihood that REP Caribbean will repay the unsecured $25,000 due is in doubt, the receivable erroneously reported as approximately $280,000, was fully impaired as of March 31, 2017.

7. PROPERTY & EQUIPMENT

	September 30, 2017	December 31, 2016
Concession Land	$19,700,000	19,700,000
IT Equipment	231,220	221,060
Other equipment and furniture	231,233	219,734
Leasehold improvements	77,405	74,004
Vehicles	—	74,000
Construction in-process	53,343,006	46,457,172
Gross	73,582,864	66,745,970
Less accumulated depreciation	(529,093)	(529,312)
Net	$73,053,771	66,216,658
Depreciation expenses for the period ended September 30, 2017 and December 2016	29,880	61,771

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

7. PROPERTY & EQUIPMENT – CONTINUED

Concession Properties

Property and equipment is comprised of concession land held in Costa Rica that is being developed for a hotel, planning expenses, earth works and capitalized project costs in connection with the Papagayo Gulf Tourism project. The concession land amounts to $19.7 million related to the concessions held by SunVesta Costa Rica SA. $7 million (~94,000 m2) and $12.7 million (~133,000 m2).

The $7 million concession is a right to use the property for a specific period of time of initially 20 years from the date of grant, which thereafter can be renewed at no further cost, if the landholder is up to date with its obligations and if there is no significant change in government policies. The current concession was to expire in June 2022.

The $12.7 million concession is also a right to use the property for a specific period of time of initially 30 years from the date of grant, which thereafter can be renewed at no further cost, if the landholder is up to date with its obligations and if there is no significant change in government policies. The current concession was to expire in November 2036.

On July 14, 2015 the Consejo del Polo de DesarrolloTuristico Papagayo at ICT (Council of Papagayo Tourism Development Project), unanimously approved the extension of both concessions until 2052.

Additional Properties

On April 24, 2013, the Company entered into a new agreement to purchase two additional concession properties located in Polo Papagayo, Guanacaste for a total of $17,500,000 payable to the seller and a third party against a refundable deposit of $1,369,816 payable over terms minus $300,000 in liqudated damages of 5% in the event the purchase did not close. The Company failed to perform according to the terms of the purchase agreement and the transaction was terminated by the third party and thereafter by the Company.

The Company initiated legal proceedings against the seller and separately the third party for the recovery of that portion of the refundable deposits paid to the seller and to the third party. The aggregate amount in dispute was approximately $1.5 million. The legal proceeding againt the seller has since been dismissed on technical grounds and the legal proceeding against the third party has been withdrawn by the Company on contractual grounds. The Company is assessing whether to file a new complaint against the seller.

As of September 30, 2017, no gain has been recognized with respect to the claims against the seller and the third party in connection with the additional concession properties.

All expenses related to the agreements with the seller and the agreement with the third party seller, were impaired as of December 31, 2016.

Deposit related to construction work

The Company placed deposits with contractors for earth moving groundwork and infrastructure work. These deposits will be offset against invoices as such works is completed. As of September 30, 2017 and December 31, 2016, the Company has deposits of $1,069,477 and $190,549 respectively, which have not yet been set off.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

As of September 30, 2017 and December 31, 2016, respectively, there are no financial assets or liabilities measured on a recurring basis at fair value with the exception of the liability related to the conversion feature.

In addition to the methods and assumptions to record the fair value of financial instruments as discussed above, the Company used the following methods and assumptions to estimate the fair value of our financial instruments:

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

8. FAIR VALUE MEASUREMENT – CONTINUED

—	Cash and cash equivalents – carrying amount approximated fair value.
—	Restricted cash – carrying amount approximated fair value.
—	Receivables from related parties (current) – carrying amount approximated fair value due to the short term nature of the receivables.
—	Accounts payable – carrying amount approximated fair value.
—	Note payable – carrying amount approximated fair value due to the short term nature of the note payable.
—	Notes receivable - carrying amount approximated fair value.
—	Notes payable to related parties – (current) – carrying amount approximated fair value due to the short term nature of the notes payable.
—	EUR– bond (old) – carrying amount approximated fair value due to its short term nature
—	EUR- bonds – The fair values of the bonds payable are classified as level 3 fair values. The fair values of the bonds have been determined by discounting cash flow projections discounted at the respective interest rates of 7.25% for EUR bonds, which represents the current market rate based on the creditworthiness of the Company. Hence, the carrying values approximate fair value.
—	CHF-bonds – The fair values of the bonds payable are classified as level 3 fair values. The fair values of the bonds have been determined by discounting cash flow projections discounted at the respective interest rates of 7.25% or 6.5% respectively for CHF bonds, which represented the current market rate based on the creditworthiness of the Company at issuance. Hence, the carrying values approximate fair value.
—	Notes payable to related parties – Aires and Global Care (non-current) – The fair values of the notes payable to Aires International Investments Inc. and Global Care AG are classified as level 3. The fair values of the notes were determined by discounting cash flow projections discounted at the respective interest rates of 7.25%, which represents the current market rate based on the creditworthiness of the Company. Hence, the carrying value approximates fair value.
—	Convertible CHF-bonds – The fair values of the convertible bonds payable are classified as level 3 fair values. The fair values of the convertible bonds have been determined by discounting cash flow projections discounted at the respective interest rates of 6.00% for convertible CHF bonds, which represents the current market rate based on the creditworthiness of the Company. Hence, the carrying values approximate fair value.
—	Liability related to conversion feature - The fair value of the liability related to conversion feature is classified as level 3 in the fair value hierarchy. The fair value of the liability is determined using a Black Scholes model to calculate the option value at each reporting date and multiplied by the number of potentially convertible shares.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

8. FAIR VALUE MEASUREMENT – CONTINUED

The fair value of our financial instruments is presented in the table below:

	September 30, 2017		December 31, 2016
	Carrying Amount $	Fair Value $	Carrying Amount $	Fair Value $	Fair Value Levels	Ref-erence
Cash and cash equivalents	4,553,872	4,553,872	806,440	806,440	1	Note 4
Restricted cash	1,670,164	1,670,164	1,667,052	1,667,052	1	Note 5
Receivables from related parties – other (current)	—	—	49,292	49,292	3	Note 9
Accounts Payable	2,312,044	2,312,044	3,311,512	3,311,512	1	—
Note payable	—	—	1,500,000	1,500,000	1	Note 15
Notes payable to related parties – other (current)	—	—	307,088	307,088	3	Note 9
Notes receivable	—	—	280,242	280,242	3	Note 6
EUR-bonds	—	—	484,463	484,463	3	Note 10
Convertible CHF-bonds	12,711,869	12,711,869	38,095,533	38,095,533	3	Note 10
CHF-bonds	30,087,541	30,087,541	16,384,893	16,384,893	3	Note 10
Notes payable to related parties (non-current)	93,153,232	93,153,232	51,473,793	51,473,793	3	Note 9
Liability related to conversion feature	1,334,210	1,334,210	—	—	3	Note 10

The Company,s financial liabilities measured at fair value on a recurring basis consisted of the liability related to conversion feature as of the following date:

Balance at December 31, 2016	5,936,378
Additions/(Decrease)	(40,158)
Change in Fair Value of Conversion Feature	(1,297,206)
Gain/loss on extinguishment of debt (in addition to any recognized gain/loss on extinguishment of the underlying financial instrument)	(3,466,897)
FX Revaluation	202,093
Balance at September 30, 2017	1,334,210

Total income related to the conversion feature including the gain on the extinguishment of debt in the nine months up to September 30, 2017, amounts to $4,804,261. The Company used a Black-Scholes model to value the liability related to conversion feature as of September 30, 2017 and December 31, 2016. Decrease of the conversion feature due to a decrease of bond volume are accounted for within interest expense. In the consolidated statement of comprehensive loss, an amount of $3,466,897 has been reclassed from impact of the conversion feature to gain on extinguishment of debt, due to a reclass from the CHF convertible bonds to non-convertible CHF-bonds.

The assumptions as of September 30, 2017 are as follows:

Stock Price: CHF 5.08	Annualized Risk Free Rate: 0.001%
Exercise Price: CHF 8	Annualized Volatility: 80%
Time to maturity: 1.00 years

The assumptions as of December 31, 2016 are as follows:

Stock Price: CHF 5.08	Annualized Risk Free Rate: 0.001%
Exercise Price: CFH 8	Annualized Volatility: 80%
Time to maturity: 1.75 years

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

9. RELATED PARTY TRANSACTIONS

The advances from (to) related parties are composed as follows:

		Receivables		Payables
		September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
1	Aires International	—	—	56,684,218	51,473,793
2	Global Care AG	—	—	36,469,014	—
3	Turan Tokay	—	49,292	—	—
	Total	—	49,292	93,153,232	51,473,793
	of which non-current	—	—	93,153,232	51,473,793

As of December 31, 2016, a payable of $290,000 was presented as a liability to the related party Akyinyi Interior and Exterior Decoration and $17,088 to the late Josef Mettler, each of which were no longer related parties at that time.

The receivable due from Turan Tokay of $49,292 was fully impaired in 2017.

	Related party	Capacity	Interest Rate	Repayment Terms	Security
1	Aires International	Company owned by Dr. Rössler, a board member	7.25%	See below	none
2	Global Care AG	Company owned by Dr. Rössler, a board member	7.25%	See below	none
3	Turan Tokay	Shareholder	3%	none	none

Loan agreement Aires International Investment Inc.

As of September 30, 2017, the Company owed Aires International Inc. the following:

Borrower	Debt instrument denominated in CHF	Amount in CHF	Amount in USD	Annual interest rate	Repayment date *
SunVesta Inc.	Promissory note	10,044,371	10,308,739	7.25%	After Dec 31, 2020
SunVesta Inc.	Promissory note	10,000,000	10,263,200	7.25%	After Dec 31, 2020
SunVesta Inc.	Promissory note	10,000,000	10,263,200	7.25%	After Dec 31, 2020
SunVesta Inc.	Loan agreement	11,866,619	12,174,254	7.25%	After Dec 31, 2020
SunVesta Holding	Loan agreement	13,324,189	13,674,825	7.25%	After Dec 31, 2020
Total			56,684,218

* The notes may be repaid in whole or in part.

Loan due to Global Care AG

In 2017, Global Care AG, a company owned by Dr. Rӧssler (a director of the Company), provided $36,469,014 ($1,564,444 with a transfer of convertible bonds to the loan and $15,375,505 with a transfer of bonds to the loan) to the Company at 7.25% interest, repayable not before December 31, 2020.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

10. BONDS

Description	EUR (€) bond new I (repaid)	EUR (€) bond new II (parallel) (repaid)
Issuer:	SunVesta Holding AG	SunVesta Holding AG
Type of securities:	Bond in accordance with Swiss law	Bond in accordance with Swiss law
Approval by SunVesta AG BOD:	October 31, 2013	May 19, 2014
Volume:	Up to EUR15,000,000	Up to EUR 15,000,000
Units:	EUR10,000	EUR 10,000
Offering period:	11/07/2013 – 03/31/2014	05/01/14 – 06/30/14
Due date:	December 2, 2016	December 02, 2016
Issuance price:	100%	100%
Issuance day:	December 2, 2013	December 02, 2013 (retroactive)
Interest rate:	7.25% p.a.	7.25 % p.a.
Interest due dates:	December 02	December 02
Applicable law:	Swiss	Swiss

EURO (€) Bond new I	EURO Bond (New) 2017	EURO Bond (New) 2016
	$	$
Balances January 1	31,541	6,871,630
Cash inflows	—	—
Cash outflows	—	(6,736,255)
Reclassification from / to Bond (net)	(32,271)	—
Foreign currency adjustments	730	(103,834)
Sub-total	—	31,541
Discounts (commissions paid to bondholders) and debt issuance costs	(588,613)	(588,613)
Accumulated amortization of discounts and debt issuance costs	588,613	563,636
Total accumulated unamortized discounts and debt issuance costs	—	(24,977)
Balances September 30 and December 31 (Carrying value)	—	6,564

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

10. BONDS – CONTINUED

EURO (€) Bond new II	EUR Bond new II 2017	EUR Bond new II 2016
	$	$

Balances January 1	511,805	1,658,300
Cash inflows	—	—
Cash outflows	(510,120)	(159,950)
Reclassification from / to Bond (net)	(9,761)	(953,683)
Foreign currency adjustments	8,075	(32,862)
Sub-total	—	511,805
Discounts (commissions paid to bondholders) and debt issuance costs	(174,660)	(174,660)
Accumulated amortization of discounts and debt issuance costs	174,660	140,754
Reclassification from / to Bond (net)	—	—
Total accumulated unamortized discounts and debt issuance costs	—	(33,906)
Balances September 30 and December 31 (Carrying value)	—	477,899

On September 30, 2015, the Company approved the issuance of two new Convertible CHF-bonds.

The major terms and conditions are the following:

Description	Convertible CHF Bond I	Convertible CHF Bond II
Issuer:	SunVesta Holding AG	SunVesta Holding AG
Type of securities:	Senior convertible bonds, convertible into shares of the issuer, in accordance with Swiss law	Senior convertible bonds, convertible into shares of the issuer, in accordance with Swiss law
Approval by SunVesta AG BOD:	September 30, 2015	September 30, 2015
Volume:	Up to CHF 45,000,000	Up to CHF 15,000,000
Denomination:	CHF 5,000	CHF 5,000
Offering period:	October 01, 2015	October 01, 2015
Maturity date:	September 30, 2018	September 30, 2018
Issue price:	100%	100%
Redemption price:	100%	100%
Issuance date:	October 01, 2015	October 01, 2015
Coupon:	6.00 % p.a.	6.00 % p.a.
Interest due dates:	September 30 of each year, the first time September 30, 2016	September 30 of each year, the first time September 30, 2016
Reference price:	CHF 6.50	CHF 6.50
Initial conversion price:	CHF 8.00	CHF 8.00
Applicable law:	Swiss	Swiss

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

10. BONDS – CONTINUED

Convertible CHF BOND I	Convertible CHF Bond I 2017	Convertible CHF Bond I 2016
	$	$
Balances January 1	3,648,383	2,250,048
Cash inflows	—	1,640,887
Cash outflows	—	(103,008)
Foreign currency adjustments	167,678	(105,058)
Reclassification from / to Bond (net)	—	(34,486)
Sub-total	3,816,061	3,648,383
Discounts (commissions paid to bondholders) and debt issuance costs	(240,760)	(136,722)
Accumulated Amortization of discounts and debt issuance costs	167,180	117,652
Reclassification from / to Bond (net)	—	(104,038)
Total Accumulated Unamortized discounts and debt issuance costs	(73,580)	(123,108)
Balances September 30 and December 31 (Carrying value)	3,742,480	3,525,275

In the first quarter of 2016, the Company reclassified $634,186 from Convertible CHF Bond I.

As per date of this report, the Company has realized a cumulative amount of $2.26 million (CHF 2.20 million) related to the CHF Convertible Bond I. The difference between the carrying value as of September 30, 2017 and the value as per date of this report is due to a transfer of $1.49 million in other bonds. The transfers in detail are: $1.23 million (CHF 1.2 million) to CHF Bond III original, $0.16 million (CHF 0.15 million) to Convertible CHF bond II and $0.1 million (CHF 0.1) to CHF Bond IV.

Convertible CHF BOND II	Convertible CHF Bond II 2017	Convertible CHF Bond II 2016
	$	$
Balances January 1	36,770,369	26,470,395
Cash inflows	20,079	7,142,850
Cash outflows	(1,795,594)	(787,371)
Foreign currency adjustments	1,229,708	(1,187,441)
Reclassification from / to Bond (net)	(27,174,249)	5,131,937
Sub-total	9,050,313	36,770,369
Discounts (commissions paid to bondholders) and debt issuance costs	(4,791,566)	(4,890,690)
Accumulated Amortization of discounts and debt issuance costs	4,710,642	2,586,541
Reclassification from / to Bond (net)	(0)	104,038
Total Accumulated Unamortized discounts and debt issuance costs	(80,924)	(2,200,111)
Balances September 30 and December 31 (Carrying value)	8,969,389	34,570,259

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

10. BONDS – CONTINUED

In April 2016, Global Care AG (a related party controlled by Dr. Rössler, a Company board member) assumed a liability of CHF 4.5 million due to Aires International Investment Inc., (also a related party controlled by Dr. Rössler). This CHF 4.5 million was subsequently subscribed into bonds of the Convertible Bond II issue. As the conversion inclues a significant conversion option, the exchange is treated as an extinguishment of debt and an amount of $1,071,317 has been reclassified in the comprehensive statements of loss from revaluation of conversion feature to extinguishment of debt. In 2017, $26,138,355 was transferred to the new CHF-Bond IV and $1,035,894 to a note payable to Global Care AG. As the terms of the new bond are significantly different to the convertible bond, an unamortized transaction cost of $1,221,277 were recognized as a gain on extinuishment of debt in the statement of comprehensive income. As per date of this report, the Company has realized a cumulative amount of $9.13 million (CHF 8.89 million) related to the Convertible Bond II. The difference between the carrying value as of September 30, 2017 and the value as of date of this report is due to a transfer of $0.16 million (CHF 0.15 million) from the Convertible CHF Bond I.

The Company initiated a new offering of senior unsecured CHF bonds on September 21, 2016, of up to CHF 20,000,000 in units of CHF 5,000 that bear interest at 6.50% per annum payable each August 15, over a four-year term that matures on August 15, 2020, with the following conditions:

Description	CHF Bond III
Issuer:	SunVesta Holding AG
Type of securities:	Senior bonds
Approval by SunVesta AG BOD:	July 7, 2016
Volume:	Up to CHF 20,000,000
Denomination:	CHF 5,000
Offering period:	November 30, 2016
Maturity date:	August 15, 2020
Issue price:	100%
Redemption price:	100%
Issuance date:	September 21, 2016
Coupon:	6.50 % p.a.
Interest due dates:	August 15 of each year, the first time August 15, 2017
Applicable law:	Swiss

CHF BOND III original	CHF Bond III 2017	CHF Bond III 2016
	$	$
Balances January 1	15,601,389	—
Cash inflows	1,374,842	699,650
Cash outflows	—	—
Foreign currency adjustments	918,879	(290,665)
Reclassification from / to Bond (net)	(15,375,505)	15,192,404
Sub-total	2,519,605	15,601,389
Discounts (commissions paid to bondholders) and debt issuance costs	(188,000)	(56,643)
Accumulated Amortization of discounts and debt issuance costs	95,689	3,814
Reclassification from/to Bond (net)	—	(49,975)
Total Accumulated Unamortized discounts and debt issuance costs	(92,311)	(102,804)
Balances September 30 and December 31 (Carrying value)	2,427,294	15,498,586

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

10. BONDS – CONTINUED

During the year 2016 an amount of $15,192,404 (CHF 15.2 million) was subscribed into this CHF Bond III with loans from related parties. Since the new debt was not significantly different from the old debt and did not include a conversion feature deemed substantive, the exchange was not treated as an extinguishment of debt. In the third quarter 2017, $ 15,375,505 (CHF 14.8 million) was transferred from this CHF Bond III to loans from related parties. The exchange was treated as an extinguishment of debt with a corresponding expense $106,762.

As per date of this report, the Company has realized a cumulative amount of $3.60 million (CHF 3.51 million) related to the CHF Bond III original. The difference between the carrying value as of September 30, 2017 and the value as of date of this report is due to a transfer from Convertible CHF Bond I.

Within the abovementioned facility, the Company initiated a new parallel offering of senior unsecured CHF bonds on September 21, 2016. An amount of $979,510 of which was reclassified from EUR Bond II.

Within the CHF Bond III, the Company initiated a new parallel offering of senior unsecured CHF bonds on September 21, 2016.

CHF BOND III parallel	CHF Bond III 2017	CHF Bond III 2016
	$	$
Balances January 1	961,595	—
Cash inflows	—	—
Cash outflows	—	—
Foreign currency adjustments	43,674	(17,915)
Reclassification from / to Bond (net)	43,015	979,510
Sub-total	1,048,284	961,595
Discounts (commissions paid to bondholders) and debt issuance costs	(79,289)	(79,289)
Accumulated Amortization of discounts and debt issuance costs	15,959	4,001
Reclassification from / to Bond (net)	—	—
Total Accumulated Unamortized discounts and debt issuance costs	(63,330)	(75,288)
Balances September 30 and December 31 (Carrying value)	984,954	886,307

As per date of this report, the Company has realized a cumulative amount of $0.98 million (CHF 0.96 million) related to the CHF Bond III parallel.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

10. BONDS – CONTINUED

As of March 6, 2017 the Company has approved issuance of a new bond with the following conditions.

Description	CHF Bond IV
Issuer:	SunVesta Holding AG
Type of securities:	Senior bonds
Approval by SunVesta AG BOD:	March 6, 2017
Volume:	Up to CHF 50,000,000
Denomination:	CHF 1,000
Offering period:	May 1st – November 1st, 2017
Maturity date:	August 15, 2022
Issue price:	100%
Redemption price:	100%
Issuance date:	May 1, 2017
Coupon:	6.50 % p.a.
Interest due dates:	May 1st of each year, the first time May 1st, 2018
Applicable law:	Swiss

CHF BOND IV	CHF Bond IV 2017
$
Balances January 1	—
Cash inflows	1,405,881
Foreign currency adjustments	415,791
Reclassification from / to Bond (net)	26,138,355
Sub-total	27,960,026
Discounts (commissions paid to bondholders) and debt issuance costs	(1,388,875)
Accumulated Amortization of discounts and debt issuance costs	104,142
Reclassification from / to Bond (net)	—
Total Accumulated Unamortized discounts and debt issuance costs	(1,284,733)
Balances September 30 (Carrying value)	26,675,293

In 2017, $26,138,355 were transferred from CHF Bond III original.

As per date of this report, the Company has realized a cumulative amount of $26.77 million (CHF 26.08 million) related to the CHF Bond IV. The difference between the carrying value as of September 30, 2017 and the value as of date of this report is due to a transfer of $0.10 million (CHF 0.10 million) from Convertible CHF Bond I.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

Actuarial valuation

Net periodic pension cost has been included in the Company,s results as follows:

Pension expense	Three months ended September 30, 2017	Nine months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2016
	$	$	$	$
Current service cost	14,055	42,166	15,357	46,070
Net actuarial (gain) loss recognized	—	—	—	—
Interest cost	577	1,732	945	2,836
Expected return on assets	(1,431)	(4,292)	(1,916)	(5,749)
Employee contributions	(5,020)	(15,059)	(5,877)	(17,631)
Net periodic pension cost	8,182	24,546	8,509	25,526

During the three month, periods ended September 30, 2017 and September 30, 2016, the Company made cash contributions of $5,020 and $15,534, respectively, to its defined benefit pension plan.

All of the assets are held under a collective contract by the plan’s re-insurance company and are invested in a mix of Swiss and international fixed-income and equity securities within the limits set out by the Swiss pension law.

The remaining expected future cash flows to be paid by the Company in respect to employer contributions to the pension plan for the year ended December 31, 2017, are $10,039.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

Share Grants – Mr. Hans Rigendinger

On January 1, 2013, the Company granted 3,500,000 common shares to Dr. Hans Rigendinger, valued at $0.08 an amount equal to the share price and fair value of the shares on the grant date in connection with his employment agreement with the Company. His employment agreement obligates the Company to issue 2,500,000 common shares as a retention award on each anniversary of the employment agreement. The employment agreement has an initial term of three years with the option to extend for an additional two years. Dr. Rigendinger’s employment agreement was renewed on January 1, 2016. Therefore, the Company may issue up to 12,500,000 common shares, of which 10,000,000 have been earned, through January 1, 2018.

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

September 30, 2017

12. STOCK COMPENSATION – CONTINUED

Share Grants –Howard Glicken

On March 10, 2014, the Company granted 500,000 common shares to Howard Glicken, valued at $0.10, an amount equal to the share price and therefore the fair value on grant date, in connection with his appointment to the Board of Directors. His appointment obligates the Company to issue 200,000 common shares for each fully completed year of service.

Share Grants – Third party

On November 1, 2016, the Company granted 10,000,000 common shares to a non-related individual, valued at a total of $240,947 (CHF 240,000) the fair value on grant date, in connection with his consulting services for the Company. His appointment obligated the Company to issue 1,666,667 common shares for each fully completed month of service. From November 1, 2016 to April 30, 2017, the individual earned a total of 10,000,000 shares, creating an expense for the Company in the amount of $240,947. In the second quarter of 2017, it was agreed with the third party to replace the granted shares with a cash compensation $240,947 (CHF 240,000).

Share Grants – Summary

Based on these contracts, the Company has included the following stock-based compensation in the Company’s results:

Stock-based compensation (shares)	Three and nine months ended September 30, 2017	Three and nine months ended September 30, 2016
Shares granted	57,200,000 shares	46,800,000 shares
Fair Value respectively market price on grant date	$0.0659	$0.0737
Total maximal expenses (2013-2020)	$3,770,947	$3,450,000
Shares vested	32,700,000 shares	29,800,000 shares
Shares forfeited	22,000,000 shares	12,000,000 shares
Unvested shares	2,500,000 shares	17,000,000 shares

Of the granted shares, 12,000,000 were forfeited due to the death of Josef Mettler during the third quarter 2016. In the second quarter 2017, 10,000,000 were forfeited when replaced by cash compensation.

As of September 30, 2017, the Company expects to record compensation expense in the future up to $50,000 as follows:

		Year ending December 31,
Stock-based compensation (shares)	Through December 31, 2017 $	2018 $	2019 $	2020 $
Unrecognized compensation expense	50,000	—	—	—

Stock Options – Dr. Hans Rigendinger

The Company granted 10,000,000 stock options to Dr. Hans Rigendinger on January 1, 2013, in connection with his employment contract. Each option entitles Dr. Rigendinger to buy one Company share at an exercise price of $0.05. These options vest in two identical installments (Installment A and Installment B) of 5,000,000.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

12. STOCK COMPENSATION – CONTINUED

Stock Options – Dr. Hans Rigendinger - continued

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

September 30, 2017

12. STOCK COMPENSATION – CONTINUED

Stock Options – Mr. Josef Mettler

The Company granted several installments of stock options in connection with his employment contract.

Due to his passing away during the third quarter 2016, the probability that any of the corresponding performance conditions will be met is 0%. Therefore, all previously recognized expenses in the amount of $561,064, corresponding to options that had not yet vested, were reversed as of September 30, 2016.

Stock Options – Summary

A summary of stock options outstanding as per September 30, 2017 is as follows:

Options outstanding	Number of Options	Weighted average exercise price	Weighted average remaining contractual life
Outstanding January 1, 2017	20,000,000	$0.05	6.38 years
Granted	—
Exercised	—
Forfeited or expired	—
Outstanding September 30, 2017	20,000,000	$0.05	5.63 years
Exercisable September 30, 2017	—

The following table depicts the Company’s non-vested options as of September 30, 2017 and changes during the period:

Non-vested options	Shares under Options	Weighted average grant date fair value
Non-vested at January 1, 2017	20,000,000	$0.075
Non-vested-granted	—	—
Vested	—	—
Non-vested, forfeited or cancelled	—	—
Non-vested at September 30, 2017	20,000,000	$0.075

Under the provisions of ASC 718 Compensation – Stock Compensation, the Company is required to measure and recognize compensation expense related to any outstanding and unvested stock options previously granted, and thereafter recognize, in its consolidated financial statements, compensation expense related to any new stock options granted after implementation using a calculated fair value based option-pricing model. The Company uses the Black-Scholes option-pricing model to calculate the fair value of all of its stock options and its assumptions are based on historical and available market information. No stock options were granted for the periods ended September 30, 2017 and September 30, 2016.

Assumption	September 30, 2017	September 30, 2016
Dividend yield	n.a	n.a
Risk-free interest rate used (average)	n.a	n.a
Expected market price volatility	n.a	n.a
Average expected life of stock options	n.a	n.a

The computation of the expected volatility assumption used in the Black-Scholes calculation for new grants is based on historical volatilities of a peer group of similar companies in the same industry. The expected life assumptions are based on underlying contracts.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

12. STOCK COMPENSATION – CONTINUED

As of September 30, 2017, the Company had unrecognized compensation expenses related to stock options currently outstanding, to be recognized in future quarters or years, respectively as follows:

Stock-based compensation (options)	Through December 31, 2017 $	Year ending December 31, 2018 $
Unrecognized compensation expense	10,241	30,723

13. SUMMARY OF SHARE AND OPTION COMPENSATION EXPENSE

The Company recorded the following amounts related to stock based compensation expense during the periods ended September 30, 2017 and September 30, 2016, respectively:

Summary of share and option based compensation expense	Three months ended September 30, 2017 $	Three months ended September 30, 2016 $	Nine months ended September 30, 2017 $	Nine months ended September 30, 2016 $
Share grants (see Note 12 for details)	50,000	60,000	163,318	285,000
Option grants (see Note 12 for details)	10,241	(550,823)	30,723	(520,153)
Total (recorded under general & administrative expense)	60,241	(490,823)	194,041	(235,153)

14. FUTURE LEASE COMMITTMENTS

On December 1, 2012, the Company entered into a lease agreement for the premises for its Swiss office with an unrelated entity. The annual rental expense amounts to approximately $130,000 on a fixed term expiring on December 31, 2017. This contract was extended to December 31, 2018 in the third quarter 2017.

Future lease commitments	September 30, 2017 $
2017	162,500

15. NOTE PAYABLE

	September 30, 2017	December 31, 2016
	$	$
Promissory note	0	1,500,000
Total	0	1,500,000

On September 19, 2016, the Company signed an agreement with the counterparty, which stipulated payment terms of four quarterly installments of $500,000 each starting on November 21, 2016. The last tranch was repaid in the 3rd quarter 2017.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

16. OPENING DATE “Paradisus Papagayo Bay Resort & Luxury Villas”

On April 27, 2016, the Company amended its agreement with Meliá (“Seventh addendum to the management agreement of March 8, 2011”) to postpone the opening date as follows:

a.	New completion date: September 15, 2018 (subject to force majeure)

b.	Should the completion not occur by September 15, 2018 and should the parties not have agreed in writing an extension to such date, after September 15, 2018, the Company will be obligated to pay Melía a daily amount of $2,000 as liquidated damages.

c.	Should the completion not occur by November 15, 2018, Meliá will be entitled to terminate the agreement and $5,000,000 in liquidated damages unless the parties agree in writing to extend the completion date.

The dates stipulated above are no longer likely to be realized. Consequently, it will be necessary to enter into an 8th Addendum with Meliá. The Company is confident that it will be able to achieve this objective in due course.

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

Earnings per share	Three-month period ended September 30, 2017	Three-month period ended September 30, 2016	Nine-month period ended September 30, 2017	Nine-month period ended September 30, 2016
Company posted	Net loss	Net loss	Net loss	Net loss
Basic weighted average shares outstanding	104,741,603	101,740,479	105,905,770	99,707,537
Dilutive effect of common stock equivalents	None	None	None	None
Dilutive weighted average shares outstanding	104,741,603	101,740,479	105,905,770	99,707,537

A total of 2,900,000 common shares have vested, that had not been issued, as of the balance sheet date are included in the basic weighted average of shares outstanding.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

17. EARNINGS PER SHARE - CONTINUED

The following table shows the number of stock equivalents of SunVesta Inc. that were excluded from the computation of diluted earnings per share for the respective period because the effect would have been anti-dilutive.

Earnings per share	Three-month period ended September 30, 2017	Three-month period ended September 30, 2016	Nine-month period ended September 30, 2017	Nine-month period ended September 30, 2016
Options to Hans Rigendinger	10,000,000	10,000,000	10,000,000	10,000,000
Options to Dr. M. Rössler	10,000,000	10,000,000	10,000,000	10,000,000
Options to Josef Mettler				12,000,000
Total Options	20,000,000	20,000,000	20,000,000	32,000,000

Shares to Hans Rigendinger (retention bonus – non vested)	2,500,000	5,000,000	2,500,000	5,000,000
Shares to Josef Mettler’s estate (retention award)	0	0	0	15,000,000
Shares to Howard Glicken and José Maria Figueres (retention award)	400,000	400,000	400,000	400,000
Total Shares	2,900,000	5,400,000	2,900,000	20,400,000

Total Options and Shares	22,900,000	25,400,000	22,900,000	52,400,000

Options related to Convertible CHF bonds: Each bond in the principal amount of CHF 5,000 can be converted on any business day during the conversion period into 625 common shares of SunVesta Holding AG at a conversion price equal to CHF 8.

A number of 1,498,928 stock equivalents of SunVesta Holding AG associated with the Convertible CHF Bond were excluded from the computation of diluted earnings per share for the nine-month period ended September 30, 2017, because the effect would have been anti-dilutive (4,259,465 for the nine-month period ended September 30, 2016).

18. GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses according to the consolidated statement of comprehensive loss include:

	Three-month period ended September 30, 2017	Three-month period ended September 30, 2016	Nine-month period ended September 30, 2017	Nine-month period ended September 30, 2016
	$	$	$	$
Rental & related expenses	35,192	49,032	111,305	153,817
Audit	2,800	63,698	152,406	251,338
Consulting	1,206,332	1,022,910	2,385,665	1,984,715
Marketing, Investor & public relations	12,770	36,055	41,011	77,364
Travel expenses	97,451	66,053	403,957	262,966
Personnel costs including social security’s costs and share based remuneration	282,557	(219,192)	796,525	686,963
Office expenses	—	—	203	—
Various other operating expenditures	103,242	53,270	362,527	581,397
Total according statement of comprehensive loss	$1,740,343	1,071,827	4,253,599	3,998,562

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes hereto included in this report. All information presented herein is based on our nine-month periods ended September 30, 2017 and September 30, 2016. Our fiscal year end is December 31.

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

The Paradisus Papagayo Bay Resort & Luxury Villa,s will feature other highlights including:

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

Management

Overall project development is led by Dr. Hans Rigendinger, our Chairman of the Board and Chief Executive Officer, Charles Fessel, Project Director Paradisus Papagayo Bay Resort & Luxury Villas, Cyrill Escher, Chief Funding Officer and Ernst Rosenberger, the Company’s Corporate Controller. The lead architect is Ossenbach, Pendones & Bonilla, one of Costa Rica’s largest architectural offices with over 45 architects and designers. Civil engineering services are provided by DEHC Engineers and structural engineering services by IEAC. Landscape architects are TPA and interior designers are led by Laboratorio Quattro.

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

Since the completion date for the Paradisus Papagayo Bay Resort & Luxury Villas development has been delayed to the fourth quarter of 2018, the Company reached an agreement dated April 28, 2016, to amend the original agreement with Meliá dated March 8, 2011. The current agreement stipulates the following major conditions:

a.	New completion date: September 15, 2018 (subject to force majeure)
b.	Should the completion not occur by September 15, 2018 and should the parties not have agreed in writing to an extension to such date, after September 15, 2018, the Company will be required to pay Melía a daily amount of $2,000 as liquidate d damages.
c.	Should the completion not occur by November 15, 2018, and should the parties to the management agreement not agree to an e xtension, the Company will be obligated to pay Meliá $5,000,000 as liquidated damages.

Since the dates stipulated in the most recent agreement with Melía are unlikely to be realized the Company understands that.it will be necessary to draft and sign an 8th Addendum with Melia. The Company is confident that it will be able to achieve this objective in due course.

Additional Concession Properties

On April 24, 2013, the Company entered into new agreements for the purchase of two additional concession properties located in Polo Papagayo, Guanacastefor a total of $17,500,000. The terms of the agreements included amounts payable to the seller and a third party against a refundable deposit of $1,369,816 minus a non-refundable amount of $300,000 and a liqudated damages penalty of 5% in the event the purchase did not close. The Company failed to perform according to the terms of the purchase agreements and the transaction was terminated by the third party and thereafter by the Company.

Finance

The anticipated completion of the Paradisus Papagayo Bay Resort & Luxury Villas will require a net investment of approximately $217 million (excluding non-recuperated overhead expenses), of which approximately $73 million has been expended as of September 30, 2017. We aim to realize a minimum of $140 million in new funding over the next six months. New funding over the next six months is expected to be raised from debt financing through bonds, shareholder loans and, if necessary, the guaranty agreement borne by certain principal shareholders and participants in management. Detailed below is a brief description of material debt obligations as of period end.

Bonds

The Company has four bond issues outstanding, denominated in Swiss Francs (CHF).

Swiss Francs (CHF) Convertible Bonds

The Company initiated an offering of senior unsecured CHF bonds on October 1, 2015, of up to CHF 15,000,000 in units of CHF 5,000 that bear interest at 6.00% per annum payable each September 30, over a three-year term that matures on September 30, 2018, which are convertible into shares of SunVesta Holding AG at CHF 8.00. We had realized $3,816,061 as of September 30, 2017 and $3,648,383 as of December 31, 2016 in connection with this offering.

The Company initiated a parallel offering of senior unsecured CHF bonds on October 1, 2015, of up to CHF 45,000,000 in units of CHF 5,000 that bear interest at 6.00% per annum payable each September 30, over a three-year term that matures on September 30, 2018, which are convertible into shares of SunVesta Holding AG at CHF 8.00. We had realized $9,050,313 as of September 30, 2017 and $36,770,369 as of December 31, 2016, in connection with this offering. Included in these amounts was approximately $6.2 million (CHF 6.32 million) that by agreement with certain bondholders deviated from the standard terms to provide for repayment by February 28, 2017.

Swiss Francs (CHF) Bonds

The Company initiated a new offering of senior unsecured CHF bonds on September 21, 2016, of up to CHF 20,000,000 in units of CHF 5,000 that bear interest at 6.50% per annum payable each August 15, over a four-year term that matures on August 15, 2020. We had realized $2,519,605 as of September 30, 2017 and $15,601,389 as of December 31, 2016.

The Company initiated a new parallel offering of senior unsecured CHF bonds on September 21, 2016, of up to CHF 20,000,000 in units of CHF 5,000 that bear interest at 6.50% per annum payable each August 16, over a four-year term that matures on August 15, 2020. We had realized $1,048,284 of September 30, 2017 and $961,595 as of December 31, 2016.

The Company initiated a new parallel offering of senior unsecured CHF bonds on March 6, 2017, of up to CHF 50,000,000 in units of CHF 1,000 that bear interest at 6.50% per annum payable each May 1, over a five-year term that matures on August 15, 2022. We had realized $27,960,026 of September 30, 2017.

Aires International Investment, Inc.

On July 27, 2011, SunVesta AG entered into a line of credit agreement with Aires International Investments Inc. (“Aires”), a company owned by Dr. Rӧssler (a director of the Company). The credit line was amended and then replaced by a new loan agreement on December 31, 2016, that includes the following conditions:

—	All existing loan agreements or credit facilities, including amendments, between SunVesta AG and Aires were cancelled and superseded by the new loan agreement.
—	The loans are due after December 31, 2020 and before December 31, 2022.
—	After December 31, 2020, Aires has the option to cancel the loan agreement with a prior notice period of 90 days, requiring repayment of the loans in full.
—	SunVesta AG has the right to repay the loan at any time with a prior notice period of 90 days.
—	Loan amounts outstanding including any additional amounts and additions are subordinated.
—	Interest on the loan amounts is 7.25% per annum, which is accrued to the loan account.

The Company had borrowed $56,684,218 from Aires as of September 30, 2017 and $51,473,793 as of December 31, 2016.

Loan Global Care AG

In 2017, Global Care AG, a company owned by Dr. Rӧssler (a director of the Company), provided $36,469,014 to the Company at 7.25% interest, repayable not before December 31, 2020.

Promissory Note Blue Dot SA (formerly DIA S.A)

On March 8, 2013, the Company entered into an interest free loan agreement with Blue Dot SA (formerly DIA SA) (“Blue Dot”) in connection with the purchase of the land concession for the Paradisus Papagayo Bay Resort & Luxury Villas project.

On September 21, 2016, the Company signed a new agreement, which stipulated that the total amount of $2,000,000 was repayable in four quarterly installments of $500,000 each, starting on November 21, 2016.

The Promissory Note to Blue Dot was fully paid as of September 30, 2017. As of December 31, 2016, the outstanding amount was $1,500,000.

Results of Operations

During the nine-month period ended September 30, 2017, our operations were focused on (i) completing earth work excavations on the Paradisus Papagayo Bay Resort & Luxury Villas property; (ii) furthering discussions with prospective project development partners; and (iii) pursuing additional debt financing to fund the construction of the project.

The Company has been funded since inception from debt or equity placements and by shareholders or partners in the form of loans. Capital raised to date has been allocated primarily to the development of the Costa Rican property, including the purchase of the land and general and administrative costs.

Comprehensive Losses

The variance in losses over the comparative nine- month periods is reconciled:

Three months July 1 to September 30 2016	(3,371,991)
Variances during the 3 months
Increase in general and administrative expenses	(668,516)	Increase in consulting expenses over the previous year
Increase in interest income	14,326	Immaterial
Increase in interest expenses	(89,871)	Increase in overall debt obligations.
Change in fair values of conversion features	(368,915)	Decrease in gain due to lower volume change in conversion feature in 2017
Loss on extinguishment of debt	(106,762)	Negative impact from debt extinguishment in 2017
Increase in foreign exchange exchange gains	2,030,920	Currency fluctuations
Increase in other income/(expenses)	(7,747)	Immaterial
Income Taxes	(1,305)	Immaterial
Increase in foreign currency translation gains	1,359,710	Currency fluctuations
Total variances	2,161,842
Three months July to September 2017	(1,210,149)

We did not generate revenue during this period and we expect to continue to incur losses through the year ended December 31, 2017.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry-forward and startup costs that will offset future operating profits.

Capital Expenditures

The Company expended a significant amount on capital expenditures for the period from inception to September 30, 2017, in connection with the purchase of land concessions in Costa Rica, as well as the planning and construction of the project and expects to incur future cash outflows on capital expenditure as discussed in the "Liquidity and Capital Resources" and the "Going Concern" paragraphs below.

Liquidity and Capital Resources

Since inception the Company has experienced significant changes in liquidity, capital resources, and stockholders, equity.

As of September 30, 2017 and December 31, 2016, the following were working capital items:

	September 30, 2017	December 31, 2016
Current assets
Cash and cash equivalents	4,553,872	806,440
Receivable from related parties	—	49,292
Other assets	737,459	456,099
Total current assets	5,291,330	1,311,830
Current liabilities
Accounts payable	2,312,044	3,311,512
Accrued expenses	3,453,700	3,160,723
Notes payable	—	1,500,000
Notes payable to related parties	—	307,088
Bonds	12,711,869	6,687,384
Liability related to conversion feature	1,334,210	—
Other liabilities	26,013	120
Total current liabilities	19,837,837	14,966,826
Net working capital	(14,546,506)	(13,654,996)

As of September 30, 2017, and December 31, 2016, the following were the items making up the total stockholders, deficit:

	September 30, 2017	December 31, 2016
Assets
Current assets	5,291,330	1,311,830
Non-current assets	75,793,413	68,354,502
Total assets	81,084,743	69,666,332
Liabilities
Current liabilities	19,837,837	14,966,825
Non-current liabilities	123,433,720	105,872,146
Total liabilities	143,271,556	120,838,971
Total stockholders’ deficit	(62,186,813)	(51,172,639)

The Company’s negative net working capital of $14,546,506 is a concern going forward. However, based on the guaranty signed by certain principals, the Company believes that it can address liquidity problems.

Net cash flow used in operating activities for the nine-month period ended September 30, 2017, was $8,447,232, as compared to $6,053,988 for the nine-month period ended September 30, 2016.

We expect to continue to use net cash flow in operating activities until we complete the Paradisus Papagayo Bay Resort & Luxury Villas project, which completion is projected for the fourth quarter of 2018.

Net cash used in investing activities for the nine-month period ended September 30, 2017, was $3,612,539 as compared to $1,480,178 for the nine-month period ended September 30, 2016. Net cash used in investing activities in the current nine-month period is comprised of the purchase of property and equipment, offset by the sale of equipment. Net cash used in investing activities in the prior comparable nine-month period was comprised of the purchase of property and equipment, and deposits related to construction, offset by receivables from related parties and restricted cash.

We expect negative net cash flow in investing activities to continue while in the process of developing the Paradisus Papagayo Bay Resort & Luxury Villas.

Net cash provided by financing activities for the nine-month period ended September 30, 2017, was $15,789,566 as compared to $10,382,963 for the nine-month period ended September 30, 2016. Net cash provided by financing activities in the current nine-month period is comprised of proceeds from notes payable to related parties, proceeds from bond issuances net of commissions, and proceeds from other debt, offset by repayments of bonds and other debt. Net cash provided by financing activities in the prior comparable nine-month period was comprised of proceeds from notes payable related parties, and proceeds from bond issuances net of commissions, offset by the decrease in bank liabilities and the repayment of other debt.

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

We had no formal lines of credit or other bank financing arrangements as of September 30, 2017.

We have commitments that include an award letter issued in favor of certain general contractors together with purchase orders and related agreements for $130 million as of September 30, 2017, in connection with the development of the Paradisus Papagayo Bay Resort & Luxury Villas, which commitments are included in the required estimated net financing of $217 million to complete the project.

We maintain a defined benefit plan that covers all of our Swiss employees.

We have no current plans for significant purchases or sales of plant or equipment, except in connection with the planned construction of the Paradisus Papagayo Bay Resort & Luxury Villas.

We have no current plans to make any changes in the number of our employees as of September 30, 2017.

Off-Balance Sheet Arrangements

As of September 30, 2017, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Seventy percent of the net project cost is intended to be financed through the issuance of secured bonds, for which negotiations are in progress. The remaining thirty percent of the net project cost, as well as non-recuperated overhead expenses are intended to be financed by the main shareholders or lenders of the project, i.e Dr. Hans Rigendinger, shareholder, Company Director and Chief Executive Officer, Dr. Max Rӧssler, controlling shareholder of Aires International Investment Inc. and Global Care AG as well as Company Director.

On July 16, 2012, certain principal shareholders of the Company or principal lenders to the project entered into a Guaranty Agreement in favor of the Company. The purpose of the guaranty is to ensure that until financing is secured for the entire project that signatores will act as guarantors to creditors of SunVesta Holding AG to the extent of the project’s ongoing capital requirements.

On October 28, 2016, Dr. Hans Rigendinger and Dr. Max Rössler formally agreed to maintain the guaranty, as necessary, until completion of the construction of Paradisus Papagayo Bay Resort & Luxury Villas, after which date the guaranty will expire.

The Guaranty Agreement requires that within 30 days of receiving a demand notice, requested funds are made available by the guarantors to the Company. Based on this guaranty, management believes that available funds are sufficient to finance cash flows for the twelve months subsequent to September 30, 2017 and the filing date.

Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this current report, with the exception of historical facts, are forward-looking statements. Forward-looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

—	our anticipated financial performance and business plan
—	the sufficiency of existing capital resources
—	our ability to raise additional capital to complete the Paradisus Papagayo Bay Resort
—	our ability to generate revenues to fund future operations
—	the volatility of the stock market
—	general economic conditions

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2017, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company initiated legal proceedings against Meridian IBG, Inc. (“Meridian”) on April 21, 2017, in the Hennepin County District Court, Fourth Judicial District. The claim was based on Meridian’s alleged failure to perform according to the terms of a purchase and sale agreement dated April 24, 2013, pursuant to which Meridian was to return deposits in the amount of $1,669,701 paid against the purchase of certain properties in Guanacaste, Costa Rica on providing notice of cancellation minus 5% in liquidated damages. The Company sought return of the deposits, interest on the deposits and expenses accrued in pursuing its claim. Meridian did not respond to the Companys complaint and filed a motion to dismiss. On September 12, 2017, the court granted Meridian’s motion, without prejudice, on the grounds that Minnesota state courts were not an appropriate venue for the ligitation. The Company is assessing whether to file a new complaint against Meridian in a different venue.

ITEM 1A. RISK FACTORS

Not required of smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 23, 2017, the Company authorized the issuance of 2,900,000 shares of restricted common stock valued at $0.07 a share to certain individuals, earned in connection with either an employment agreement or service to the board of directors, in reliance on the exemptions from registration provided by Section 4(2) and Regulation S of the Securities Act of 1933, as amended (“Securities Act”) as follows:

Name	Shares	Consideration	Value	Exemption
Hans Rigendinger	2,500,000	Employment Agreement	$0..07	Section 4(2)/Reg S
José Maria Figueres	200,000	BOD Services	$0..07	Section 4(2) Reg S
Howard Glicken	200,000	BOD Services	$0..07	Section 4(2)

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuances were isolated private transactions that did not involve a public offering; (2) the offerees had access to the kind of information which registration would disclose; (3) the offerees were financially sophisticated; and (4) all of the offerees serve the Company as either officers, directors or both. The Company also complied with the exemption requirements of Regulation S, where applicable, with no offering efforts in the United States, offering securities only to offerees who were outside the United States, and ensuring that the offerees to whom the securities were offered were non-U.S. offerees with addresses in foreign countries. The shares were issued to the respective offerres subsequent to period end.

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

Sunvesta, Inc.

Date: November 13, 2017	/s/ Hans Rigendinger
Hans Rigdendinger
Chief Executive Officer, Chief Financial Officer
Principal Accounting Officer and Director

INDEX TO EXHIBITS

Exhibit	Description
3.1.1*	Articles of Incorporation (incorporated by reference from the Form 10-SB filed with the Commission on December 31, 1999).
3.1.2*	Amended Articles of Incorporation (incorporated by reference from the Form 10-KSB filed with the Commission on April 9, 2003)
3.1.3*	Amended Articles of Incorporation (incorporated by reference from the Form 10-QSB filed with the Commission on November 17, 2003).
3.1.4*	Amended Articles of Incorporation (incorporated by reference from the Form 8-K filed with the Commission on September 27, 2007).
3.2.1*	Bylaws (incorporated by reference from the Form 10-SB filed with the Commission on December 31, 1999).
3.2.2*	Amended Bylaws (incorporated by reference from the Form 10-QSB filed with the Commission on November 17, 2003).
10.1*	Securities Exchange Agreement and Plan of Exchange dated June 18, 2007 between the Company and SunVesta AG (formerly ZAG Holdings AG) (incorporated by reference from the Form 8-K filed with the Commission on June 21, 2007).
10.2*	Purchase and Sale Agreement between ZAG Holding AG and Trust Rich Land Investments, Mauricio Rivera Lang dated May 1, 2006, for the acquisition of Rich Land Investments Limitada.
10.3*	Debt Settlement Agreement dated March 1, 2010, between the Company and Zypam, Ltd. (incorporated by reference from the Form 8-K filed with the Commission on March 10, 2010).
10.4*	Debt Settlement Agreement dated March 1, 2010, between the Company and Hans Rigendinger (incorporated by reference from the Form 8-K filed with the Commission on March 10, 2010).

10.5*	Guaranty Agreement dated July 16, 2012, between SunVesta AG, Jthe late osef Mettler, Hans Rigendinger and Max Rӧssler.
10.6*	Employment Agreement dated January 1, 2013 between the Company and Hans Rigendinger (incorporated by reference to the Form 8-K filed with the Commission on February 4, 2013.
10.7*	Employment Agreement dated July 4, 2013 between the Company and the late Josef Mettler (incorporated by reference to the Form 10-Q filed with the Commission on October 10, 2013).
10.8*	Assignment of Debt Agreement dated December 31, 2012, between the Company, SunVesta AG and Aires International Investments, Inc. (incorporated by reference to the Form 10-Q filed with the Commission on December 13, 2013).
10.9*	Debt Settlement Agreement dated December 31, 2012, between the Company and Hans Rigendinger (incorporated by reference to the Form 10-Q filed with the Commission on December 13, 2013).
10.10*	Loan Agreement dated October 31, 2013, between SunVesta AG and Aires International Investments, Inc. (incorporated by reference to the Form 10-Q filed with the Commission on December 13, 2013).
10.11*	Assignment of Debt Agreement dated December 31, 2013, between the Company, SunVesta AG and Aires International Investments, Inc.(incorporated by reference to the Form 10-Q filed with the Commission on May 20, 2014).
10.12*	Assignment of Debt Agreement dated December 31, 2014, between the Company, SunVesta AG and Aires International Investments, Inc. (incorporated by reference to the Form 10-Q filed with the Commission on August 19, 2015).
10.13*	Addendum to Employment Agreement dated March 6, 2015, between the Company and the late Josef Mettler (incorporated by reference to the Form 10-Q filed with the Commission on May 5, 2015).
14*	Code of Business Conduct and Ethics adopted on July 16, 2015 (incorporated by reference to the Form 10-Q filed with the Commission on August 19, 2015).

21*	Subsidiaries of the Company (incorporated by reference from the Form 10-K filed with the Commission on March 17, 2017).
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99*	SunVesta, Inc. 2013 Stock Option Plan (incorporated by reference to the Form 10-Q filed with the Commission on October 10, 2013).
101.INS	XBRL Instance Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase†
101.LAB	XBRL Taxonomy Extension Label Linkbase†
101.DEF	XBRL Taxonomy Extension Label Linkbase†
101.CAL	XBRL Taxonomy Extension Label Linkbase†
101.SCH	XBRL Taxonomy Extension Schema†

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

