Form 10-K
period 2017-12-31
SUNVESTA, INC.
filed 2018-03-30
CIK 1060409

(Mark One)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017.

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___.

Commission file number: 000-28731

SUNVESTA, INC.

(Exact name of registrant as specified in its charter)

Florida	98-0211356
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes☐  No ☒

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

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to us the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☒

The aggregate market value of the registrant’s common stock, $0.01 par value (the only class of voting stock), held by non-affiliates 26,892.297 shares was approximately $537,846 based on the average closing bid and ask prices ($0.02) for the common stock on March 29, 2018.

At March 29, 2018, the number of shares outstanding of the registrant’s common stock, $0.01 par value (the only class of voting stock), was 107,641,603.

1

PART I

ITEM 1. BUSINESS

As used herein the terms “Company,” “we,” “our,” and “us” refer to SunVesta, Inc., its predecessors, and its subsidiaries, unless context indicates otherwise.

Corporate History

The Company was incorporated in the State of Florida on September 12, 1989 and acquired SunVesta Holding AG (“SunVesta AG”) as a wholly-owned subsidiary on August 24, 2007. SunVesta AG was incorporated in Switzerland on December 18, 2001, and is domiciled in the Canton of Zurich, Switzerland. SunVesta AG operates through two wholly owned subsidiaries SunVesta España Holding SL (Spain) which wholly owns SunVesta Costa Rica SA (Costa Rica) the result of the May 2016 merger of three Costa Rican companies ( SunVesta Costa Rica Limitada, Rich Land Investments Limitada and Altos del Risco SA) into Altos del Risco SA, renamed SunVesta Costa Rica SA, and SunVesta Projects & Management AG .

The Company’s principal place of business is located at Seestrasse 97, Oberrieden, Switzerland CH-8942 and its telephone number is + 41 43 388 40 60.

The Company’s registered agent is Hubco Registered Agents Services, Inc., located at 155 Office Plaza Drive, first Floor, Tallahassee, Florida, 32301. Hubco’s telephone number is (800) 443-8177.

SunVesta

Business Overview

The Company is developing a five star luxury hotel and resort on 20.5 hectares of prime land located in Guanacaste Province, Costa Rica to be known as the Paradisus Papagayo Bay Resort & Luxury Villas. All planning and permitting for the project is in place, all significant site work is complete. Vertical construction will commence as soon as a financing is in place. The Paradisus Papagayo Bay Resort & Luxury Villas is expected to open by mid-2020. A start to vertical construction and the expected opening date are subject to the Company securing sufficient capital commitments to finish the project.

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

Management

Overall project development is led by Hans Rigendinger, Chairman of the Board and Chief Executive Officer, Charles Fessel, Project Director, and Ernst Rosenberger, our Corporate Controller. The lead architect is Ossenbach, Pendones & Bonilla, one of Costa Rica’s largest architectural offices. Civil engineering services are provided by DEHC Engineers, and structural engineering services by IEAC. Our landscape architects are TPA and our interior designers are led by Laboratorio Quattro.

We have entered into a resort management agreement with Melía Hotels International (“Melía”). “Paradisus” is Meliá’s five-star all-inclusive luxury hotel brand that is well recognized in the hospitality industry around the world. Melía was founded in 1956 in Palma de Mallorca, Spain and is today one of the world’s largest resort hotel chains, as well as Spain’s leading hotel chain for business or leisure. Melía offers more than 300 hotels in 26 countries over four continents under its Gran Sol Melía, Sol Melía, ME by Sol Melía, Innside by Sol Melía, Tryp, Sol Melía, Sol Melía Vacation Club, and Paradisus brands. The Paradisus brand presently represents all-inclusive luxury resorts with hotels in the region from Mexico to the Dominican Republic.

Since the completion date for the Paradisus Papagayo Bay Resort & Luxury Villas project has been delayed until at least mid-2020, the completion date provided in the amended management agreement with Melía cannot be met. We are currently in negotiations with Melía to either amend the agreement to extend the completion date, or seek another suitable management company for the project. Our existing agreement with Melía stipulates the following major conditions:

a.	Completion date: September 15, 2018 (subject to force majeure)
b.	Should the completion not occur by September 15, 2018, and if the parties not have agreed to an extension to such date, after September 15, 2018, the Company will be required to pay Melía a daily amount of $2,000 as liquidated damages.
c.	Should the completion not occur by November 15, 2018, and should Melía not agree to a time extension, the Company will be obligated to pay Meliá $5,000,000 as liquidated damages.

No amendment to the management agreement with Melía has been reached, nor have we engaged an alternative management company for the project. Based on our current agreement with Melía, the Company has recognized a provision for liquidated damages in the amount of $5,120,000 as of December 31, 2017.

Additional Concessions

On April 24, 2013, the Company entered into new agreements for the purchase of two additional concession properties located in Polo Papagayo, Guanacaste for a total of $17,500,000. The terms of the agreements included amounts payable to the seller and a third party against a refundable deposit of $1,369,816 minus a non-refundable amount of $300,000 and a liqudated damages penalty of 5% in the event the purchase did not close. The Company failed to perform according to the terms of the purchase agreements and the transaction was terminated by the third party and thereafter by the Company. All expenses related to the agreements with the seller and the third party seller, were impaired as of December 31, 2016, and subsequent to the dismissal of legal proceeding fully written-off as of December 31, 2017.

Finance

The anticipated completion of the Paradisus Papagayo Bay Resort & Luxury Villas mid-2020 will require a net investment of approximately $215 million (excluding non-recuperated overhead expenses), of which approximately $60 million (excluding capitalized interest) has been expended as of December 31, 2017. We aim to realize a minimum of $150 million in new funding over the next twelve months. New funding over the next twelve months is expected to be raised from debt financing through bonds, shareholder loans and, if necessary, the guaranty agreement borne by certain principal shareholders and participants in management. Detailed below is a brief description of material debt obligations as of period end.

Bonds

SunVesta AG, has five bond issues outstanding as of December 31, 2017, denominated in either EUR (€) or Swiss Francs (CHF).

EUR (€) Bonds

The Company initiated an unsecured EUR bond offering on December 2, 2013, of up to €15,000,000 in units of €10,000 that bear interest at 7.25% per annum payable each December 2 over a three-year term that matured on December 2, 2016. As of December 31, 2016, the outstanding amount was $31,541. This bond was fully repaid in 2017.

The Company initiated a parallel offering of unsecured EUR bonds on December 2, 2013, of up to €15,000,000 in units of €10,000 that bear interest at 7.25% per annum payable each December 2 over a three-year term that matured on December 2, 2016. As of December 31, 2016, the outstanding amount was $511,805. This bond was fully repaid in 2017.

Swiss Francs (CHF) Convertible Bonds

Convertible Bond I

The Company initiated a new offering of senior unsecured CHF bonds on October 1, 2015, of up to CHF 45,000,000 in units of CHF 5,000 that bear interest at 6.00% per annum payable each September 30, over a three-year term that mature on September 30, 2018, convertible into shares of SunVesta Holding AG at CHF 8.00 a share. As of December 31, 2017, and December 31, 2016, respectively, $2,325,707 and $3,648,383 was outstanding.

Convertible Bond II

The Company initiated a parallel offering of senior unsecured CHF bonds on October 1, 2015, of up to CHF 15,000,000 in units of CHF 5,000 that bear interest at 6.00% per annum payable each September 30, over a three-year term that matures on September 30, 2018, convertible into shares of SunVesta Holding AG at CHF 8.00 a share. As of December 31, 2017, and December 31, 2016, respectively, $9,012,791 and $36,770,369 was outstanding.

Swiss Francs (CHF) Bonds

CHF Bond III original

The Company initiated an offering of senior unsecured CHF bonds on September 21, 2016, of up to CHF 20,000,000 in units of CHF 5,000 that bear interest at 6.50% per annum payable each August 15, over a four-year term that matures on August 15, 2020. As of December 31, 2017, and December 31, 2016, respectively, $3,744,697 and $15,601,389 was outstanding.

CHF Bond III parallel

The Company initiated a parallel offering of senior unsecured CHF bonds on September 21, 2016, of up to CHF 20,000,000 in units of CHF 5,000 that bear interest at 6.50% per annum payable each August 15, over a four-year term that matures on August 15, 2020. As of December 31, 2017, and December 31, 2016, respectively, $1,046,471 and $961,595 was outstanding.

CHF Bond IV

The Company initiated a new offering of senior unsecured CHF bonds on March 6, 2017, of up to CHF 50,000,000 in units of CHF 1,000 that bear interest at 6.50% per annum payable each May 1, over a five-year term that matures on August 15, 2022. As of December 31, 2017, the outstanding amount was $28,468,904 of which amount $25,638,012 was transferred from Convertible CHF Bond II, $251,599 from Convertible CHF Bond I and $528,550 from other existing debt in 2017.

Aires International Investment, Inc.

The Company has entered into a loan agreement with Aires International Investments Inc. (“Aires”), a company owned by Dr. Rӧssler (a director of the Company and related company). The Company had borrowed $57,613,418 from Aires as of December 31, 2017 (including accrued interest of $12,942,729).

The loan agreement includes the following conditions:

—	Aires loan amounts outstanding including any additional amounts and additions are subordinated to all other existing and future claims against the Company. In the event of insolvency proceedings and the execution of a composition agreement with an assignment of assets, Aires would waive its claims to the extent necessary that the claims of all other creditors, and the costs of the liquidation, debt moratorium or insolvency proceedings, are covered in full by the proceeds of the liquidation of the Company. Further, the claims and interests of Aires are deferred for the duration of the subordination agreement. None of the claims covered by the subordination agreement may be paid, settled by offsetting or replacement/ novation, or newly secured, either in full or in part. The subordination agreement can only be terminated under restrictive preconditions.
—	Interest on the loan amounts is 7.25% per annum, which charge is accrued.

Loan from Global Care AG

As of December 31, 2017, the loan due to Global Care AG (an entity controlled by Dr. Max Rössler, a director of the Company and related party) amounts to $42,216,409 at 7.25%, of which amount $1,564,444 was converted from convertible bonds and $15,375,505 from straight bonds to the loan. Further, $21,725,592 of the total amount of $42,216,409 is subordinated to all other existing and future claims against the Company, on the same terms and conditions as those agreed for amounts due to Aires. The remaining amounts are due not before December 31, 2020, and at latest by December 31, 2022.

Timeline

Our expected timeline for developing the Paradisus Papagayo Bay Resort & Luxury Villas has been extended due to delays associated with administrative hurdles and securing the necessary financing for the development as follows:

—	commence onsite vertical construction as soon as financing is secured
—	complete construction mid-2020
—	handover to hotel management mid-2020

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

Our competitors are managed by leading international chains or experienced domestic companies. Despite what might be construed as obvious obstacles to entry, including robust competition within the hospitality industry in Guanacaste Province, we believe that the Paradisus Papagayo Bay Resort & Luxury Villas will be successful based principally on the following factors:

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

We believe that all of the factors detailed above, in combination with the dedication of our personnel and partners, will enable the Paradisus Papagayo Bay Resort & Luxury Villas to successfully compete with its local competition.

Marketability

Costa Rican Tourism

Costa Rica has a long track record of political stability along with a well-established outward-looking growth model. The government has adopted a proactive policy of fostering higher-end beach resort tourism, mainly through fiscal incentives for investors. As such, Costa Rica benefits from a burgeoning hotel development pipeline and is emerging as a regional hotel investment hot-spot that includes luxury hotels. This environment provides fertile ground for real estate investors and developers. Investment in tourism is projected to continue this upward trend over the next several years as demand outpaces the supply of existing lodging and tourism services.

The 2017 Travel and Tourism Competitiveness Index (“TTCI”), indicates that Costa Rica is ranked 38th place in the world (up 9 places since 2013), and is classified as one of the most competitive countries in Latin American. According to the TTCI report Costa Rica ranks 3rd in the world for natural resources and is also notable for other advantages, such as its prioritization of travel & tourism ranking 24th and its tourism services infrastructure ranking 30th.

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

ICT has determined that the most relevant origin markets in terms of demand are the United States, Canada and Mexico which generated approximately 52% of all tourists in 2016 followed by Central American countries including Guatemala, El Salvador, Panama and Nicaragua, which generated approximately 25% of the tourists arriving in Costa Rica. According to official data, the United States remains the largest source of tourists to Costa Rica with a total of 1,233,277 in 2016, representing 42.1% of all visitors. Tourists visiting Costa Rica from European countries represented approximately 15% of all tourists in 2016 led by the United Kingdom, Germany, Spain, France and Italy.

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

We believe that our development is well located for a hospitality property.

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

Costa Rican National Environmental Office

The Costa Rican National Environmental Office (“SETENA”) created by the Organic Environmental Law is tasked with administering the process of reviewing and evaluating environmental impact considerations. Local municipal governments often require a ruling from SETENA before issuing building permits. Any large project in Costa Rica must apply for an Environmental Impact Statement from SETENA before development is permitted. Delays associated with this process have had a negative impact on the Company’s project in Guanacaste Province.

The Company is not aware of any existing environmental impact issues that could have a material effect on the development of the Paradisus Papagayo Bay Resort & Luxury Villas.

Costa Rican Sustainable Development

Costa Rica is considered as being in the forefront of implementing environmental policies. The country’s national strategies for sustainable development are a broad matrix of policies requiring eco-friendly practices, such as Agenda 21. The Agenda 21 process as developed by the 1992 and 2002 Earth Summits is defined as a participative planning tool in which sectors in the government and civil society concertedly determine the course to be taken by their communities, regions, or countries in pursuit of sustainable development. This process and other Costa Rican sustainable development policies have delayed or increased our cost for the development of the property.

The Company is not aware of any existing environmental impact issues that could have a material effect on the development of the Paradisus Papagayo Bay Resort & Luxury Villas.

Climate Change Legislation and Greenhouse Gas Regulation

Many studies over the past couple decades have indicated that emissions of certain gases contribute to warming of the Earth’s atmosphere. In response to these studies, many nations agreed to limit emissions of “greenhouse gases” or “GHGs” pursuant to the United Nations Framework Convention on Climate Change, and the “Paris Agreement” to which Costa Rica is a signatory. Greenhouse gas legislation in Costa Rica could have a material adverse effect on our business, financial condition, and results of operations. The Company is not aware of any existing environmental impact issues that could have a material effect on our development.

Employees

The Company is a development stage company and currently has five employees at December 31, 2017. Our management uses consultants, attorneys, and accountants to assist in the conduct of our business.

ITEM 1A. RISK FACTORS

Not required of smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Costa Rican Properties

The Company owns the concession rights for approximately 20 hectares of undeveloped prime land in Guanacaste Province, Costa Rica. The original concession of approximately 8 hectares was purchased in 2007 for $7,000,000. The purchase of an additional 12 hectares was based on an agreement dated March 22, 2010, with Blue Dot SA (formerly “DIA SA”). The total purchase price for the concession was $12,700,000 of which $10,700,000 was paid as of December 31, 2014. The remaining $2,000,000 of the purchase price was converted into an interest free loan. On September 21, 2016, the Company reached an agreement with Blue Dot SA to pay the remaining $2,000,000 due in four quarterly installments of $500,000 each, starting on November 21, 2016. The final installment was paid in 2017.

Executive Offices

We maintain our offices at Seestrasse 97, Oberrieden Switzerland CH-8942 on a leasehold basis with an annual rental expense of $130,000 per annum through December 31, 2018.

The Company recognized lease expenses of $130,000 and $130,000 for the years ended December 31, 2017 and 2016, respectively, for the use of these executive offices. We believe that we have sufficient office space for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the OTCQB, a service maintained by OTC Link under the symbol “SVSA.” Trading in the common stock over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. These prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the years ended December 31, 2017 and 2016 are as follows:

Year	Quarter Ended	High	Low
2017	December 31	$0.07	$0.02
	September 30	$0.07	$0.07
	June 30	$0.18	$0.10
	March 31	$0.14	$0.10
2016	December 31	$0.14	$0.14
	September 30	$0.15	$0.15
	June 30	$0.32	$0.32
	March 31	$0.35	$0.35

Capital Stock

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of December 31, 2017, there were 91 shareholders of record holding 104,741,603 shares of fully paid and non-assessable common stock of the 200,000,000 shares of common stock, par value $0.01, authorized. The Board of Directors believes that the number of beneficial owners is greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities.

There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

As of December 31, 2017, there were no shares issued and outstanding of the 50,000,000 shares of preferred stock authorized. The par value of the preferred stock is $0.01 per share. Our preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the Board of Directors.

Stock Options

As of December 31, 2017, there were 20,000,000 stock options granted of the 50,000,000 stock options authorized pursuant to the 2013 SunVesta Stock Option Plan. The 20,000,000 options granted entitle the holder to purchase shares of the Company’s common stock at an exercise price of $0.05 per share. No stock options have vested and no stock options had expired in the current period as of year-end.

Warrants

As of December 31, 2017, there were no outstanding warrants to purchase shares of our common stock.

Dividends

We have not declared any cash dividends since inception and do not anticipate paying any dividends in the future. The payment of dividends on our common stock is within the discretion of the Board of Directors subject to earnings, capital requirements, financial condition, and other relevant factors including those contractual restrictions related to certain debt obligations and those limitations generally imposed by applicable state law.

Transfer Agent and Registrar

Our transfer agent and registrar is Standard Register & Company, Inc., located at 440 East 400 South, Suite 200, Salt Lake City, Utah 84111 and their phone number is (801) 571-8844.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

On December 27, 2017, the Company authorized the issuance of 2,900,000 shares of restricted common stock to certain individuals, earned in connection with either employment agreements or service to the board of directors, in reliance upon the exemptions from registration provided by Section 4(2) and Regulation S of the Securities Act of 1933, as amended (“Securities Act) as follows:

Name	Shares	Consideration	Value 1)	Exemption
Hans Rigendinger	2,500,000	Services	$0.02	Section 4 (2)/Reg S
José Maria Figueres	200,000	Services	$0.02	Section 4 (2)/Reg S
Howard Glicken	200,000	Services	$0.02	Section 4 (2)/Reg S

1) Market value per share on the issuance date

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

The Company complied with the exemption requirements of Regulation S by having directed no offering efforts in the United States, by offering securities only to offerees who were outside the United States at the time of the offering, and ensuring that the offerees to whom the securities were offered and authorized were non-U.S. offerees with addresses in a foreign country.

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

Discussion and Analysis

Our plan of operation through mid-2020 is to complete the Paradisus Papagayo Bay Resort & Luxury Villas project, the completion of which will require a total net investment of approximately $215 million (excluding non-recuperated overhead expenses and the anticipated $25 million in net proceeds for the sale of private villas). We aim to secure a minimum of $150 million in new funding over the next twelve months, though our actual financing requirements may be adjusted to suit that amount realized.

New funding over the next twelve months is expected to be raised from debt financing through bonds, shareholder loans and the guaranty agreement if necessary.

Results of Operations

During the year ended December 31, 2017, our operations focused on (i) completing and restoring prior earthwork; (ii) pursuing additional debt financing to fund construction of the project; and (iii) furthering discussions with prospective project development partners.

The Company has been funded since inception from debt or equity placements and by shareholders or partners in the form of loans. Capital raised to date has been used to develop the Costa Rican property including for the purchase of land concessions, earthwork, and general and administrative costs.

Comprehensive Losses

The variance in losses over the comparative annual period is reconciled below:

Twelve months January 1 to December 31, 2016	(9,742,739)
Variances:
Increase in general and administrative expenses	(5,321,645)	Provision for liquidated damages of $5,120,000 recognized in 2017
Decrease in foreign exchange result	(4,164,009)	Currency fluctuations
Decrease in foreign exchange translation result (OCI)	(4,950,951)	Currency fluctuations
Decrease in losses on extinguishment	3,304,126	In 2016, significant losses on extinguishment of debt was recognized
Decrease in impairment expenses	2,362,314	In 2016, "La Punta" was impaired
Change in fair values of conversion features	(868,778)	Less gain due to lower volume on conversion feature in 2017
Decrease in interest expenses	164,124	Due to decrease in the amortization of debt issuance cost (less unamortized debt issuance cost).
Decrease in other income/(expenses)	66,054	Not material
Increase in actuarial gains / losses	(34,812)	Changes to actuarial assumptions
Increase in interest income	4,958	Not material
Total variances	(9,438,620)
Twelve months January 1 to December 31, 2017	(19,181,359)

We did not generate revenue during this period and we expect to continue to incur losses through the year ended December 31, 2018.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry-forward and startup costs that will offset future operating profits.

Capital Expenditures

The Company expended a significant amount on capital expenditures for the period from inception to December 31, 2017 and expects to incur future cash outflows on capital expenditures as discussed in the "Liquidity and Capital Resources" and the "Going Concern" paragraphs below.

Liquidity and Capital Resources

The Company has been in the development stage since inception and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

The Company has been funded since inception from debt or equity placements and by shareholders or partners in the form of loans. Capital raised to date has been used to develop the Costa Rican property including for the purchase of land concessions, earthwork, and general and administrative costs.

As of December 31, 2017 and 2016, the following were the working capital items:

	December 31, 2017	December 31, 2016
Current assets
Cash and cash equivalents	4,058,982	806,440
Receivable from related parties	—	49,292
Other assets	772,182	456,099
Total current assets	4,831,164	1,311,830
Current liabilities
Accounts payable	1,796,917	3,311,512
Accrued expenses	3,083,131	3,160,723
Notes payable	—	1,500,000
Notes payable to related parties	—	307,088
Bonds	11,032,145	6,687,384
Liability related to conversion feature	922,087	—
Provisions for liquidated damages	5,120,000	—
Other liabilities	28,720	120
Total current liabilities	21,982,999	14,966,826
Net working capital	(17,151,836)	(13,654,996)

As of December 31, 2017, and 2016 the following were the items making up the total stockholders’ deficit as well as the surplus/deficit between the stockholders’ deficit and the subordinated debt:

	December 31, 2017	December 31, 2016
Assets
Current assets	4,831,164	1,311,830
Non-current assets	78,945,277	68,354,502
Total assets	83,776,440	69,666,332
Liabilities
Current liabilities	21,982,999	14,966,825
Non-current liabilities	131,893,157	105,872,146
Total liabilities	153,876,156	120,838,971
Total stockholders’ deficit	(70,099,716)	(51,172,639)
Subordinated debt	79,339,011	—
Surplus/Deficit	9,239,295	(51,172,639)

The Company’s negative working capital of $17,151,936 is an immediate concern going forward. However, based on the guaranty signed by certain principals, the Company believes that it can address liquidity problems on an ongoing basis.

Net cash flow used in operating activities for the twelve months ended December 31, 2017, was $11,841,557 as compared to $11,478,901 for the twelve-month period ended December 31, 2016.

We expect to continue to use net cash flow in operating activities until such time as the Company realizes revenue to meet operating costs on completion of the Paradisus Papagayo Bay Resort & Luxury Villas project and handover to a professional management company.

Net cash used in investing activities for the twelve months ended December 31, 2017, was $6,586,589 as compared $1,737,927 for the twelve-month period ended December 31, 2016. Net cash used in investing activities in the current twelve-month period is mainly comprised of the purchase of property, plant and equipment as well as deposits related to construction work. Net cash used in investing activities in the prior comparable twelve-month period was similarly comprised of the purchase of property, plant and equipment as well as deposits related to construction work offset by proceeds from the sale of property, plant and equipment and down payments on property and equipment.

We expect to continue to use net cash flow in investing activities while in the process of developing the Paradisus Papagayo Bay Resort & Luxury Villas.

Net cash provided by financing activities for the twelve-month period ended December 31, 2017, was $21,680,171 as compared to $13,994,449 for the twelve-month period ended December 31, 2016. Net cash provided by financing activities in the current twelve-month period is comprised of proceeds from notes payable to related parties, proceeds from bond issuances net of commissions and proceeds from a note payable and other debt, offset by the repayment of outstanding bonds, and the repayment of notes payable and other debt. Net cash provided by financing activities in the prior comparable twelve-month period was comprised of proceeds from notes payable to related parties and proceeds from bond issuances net of commissions, offset by the repayment of bonds, the repayment of bank liabilities, the repayment of notes payable to related parties and the repayment of a note payable and other debt.

We expect to continue to use net cash flow provided by financing activities as the financing necessary to complete the Paradisus Papagayo Bay Resort & Luxury Villas is not in place.

Management believes that cash on hand, related party loans and the assurance of the Guaranty Agreement as described in the going concern paragraph below are sufficient for us to conduct operations over the next twelve months.

We had no formal lines of credit or other bank financing arrangements as of December 31, 2017.

We have commitments that include an award letter issued in favor of certain general contractors together with purchase orders and related agreements for $150 million as of December 31, 2017, in connection with the development of the Paradisus Papagayo Bay Resort & Luxury Villas, which commitments are included in the required estimated net financing of $215 million to complete the project.

We maintain a defined benefit plan that covers all of our Swiss employees as of December 31, 2017.

We have no current plans for significant purchases or sales of plant or equipment as of December 31, 2017, except in connection with the construction of the Paradisus Papagayo Bay Resort & Luxury Villas.

We have no current plans to make any changes in the number of our employees as of December 31, 2017.

Future Financings

We expect to realize a minimum of $150 million in new funding over the next twelve months in order to construct the Paradisus Papagayo Bay Resort & Luxury Villas.

The Company will continue to rely on the terms of the Guaranty Agreement as necessary to meet shortfalls in development financing.

Off-Balance Sheet Arrangements

As of December 31, 2017, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Going Concern

The Company is currently working on building a hotel in the Papagayo Gulf Tourism Project area of Guanacaste, Costa Rica. The project is expected to open mid-2020. Until the completion of the project, the following expenditures are estimated to be incurred:

a.	Gross project cost	$240,000,000
b.	Less: Proceeds from sale of villas	(25,000,000)
c.	Net project cost	215,000,000
d.	Overhead expenses	20,000,000
e.	Total, excluding other potential projects	$235,000,000

Sixty to seventy percent of the net project cost is intended to be financed through the issuance of secured debt facilities, for which negotiations are in progress. The remaining thirty to forty percent of the net project cost, as well as non-recuperated overhead expenses are intended to be financed by the main shareholders or lenders of the project, i.e Hans Rigendinger, shareholder, Company Director and Chief Executive Officer, and Dr. Max Rӧssler, controlling shareholder of Aires International Investment Inc. and Global Care AG as well as Company Director

On July 16, 2012, certain principal shareholders of the Company or principal lenders to the project entered into a Guaranty Agreement in favor of the Company. The purpose of the guaranty is to ensure that until such time as financing is secured for the entire project that they will act as guarantors to creditors of SunVesta Holding AG.

The Guaranty Agreement requires that within 30 days of receiving a demand notice, requested funds are made available by the guarantors to the Company. Based on this guaranty, management believes that available funds are sufficient to finance cash flows for the twelve months subsequent to December 31, 2017 and the filing date, though future anticipated cash outflows for constructing the Paradisus Papagayo Bay Resort & Luxury Villas continue to depend on the availability of third party financing.

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

Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this current report, with the exception of historical facts, are forward-looking statements. We are ineligible to rely on the safe-harbor provision of the Private Litigation Reform Act of 1995 for forward looking statements made in this current report. Forward-looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

—	our ability to secure sufficient capital resources to complete the project
—	the sufficiency of existing capital resources to finance ongoing operations
—	uncertainties related to our future business prospects
—	our ability to generate revenues from future operations
—	the volatility of the stock market
—	general economic conditions

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended December 31, 2017 and 2016 are attached hereto as F- 1 through F-48.

Due to rounding, the sum of individual positions may be higher or lower than 100%.

SUNVESTA, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

Tel. Fax	+41 44 444 35 55 +41 44 444 35 35	BDO AG Schiffbaustrasse 2 8031 Zurich Switzerland

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

of SunVesta Inc.

Oberrieden, Switzerland

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SunVesta Inc. (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of comprehensive loss, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2011.

Zurich, March 29, 2018

BDO AG

//Andreas Wyss //Philipp Kegele
Andreas Wyss Philipp Kegele

SUNVESTA, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	4,058,982	806,440
Receivable from related parties	—	49,292
Other assets	772,182	456,099
Total current assets	$4,831,164	1,311,830
Non-current assets
Property and equipment - net	76,423,695	66,216,658
Deposits related to construction work	851,665	190,549
Notes receivable	—	280,242
Restricted cash	1,669,917	1,667,052
Total non-current assets	$78,945,277	68,354,502
Total assets	$83,776,440	69,666,332

Liabilities and stockholders' deficit
Current liabilities
Accounts payable	1,796,917	3,311,512
Accrued expenses	3,083,131	3,160,723
Note payable	—	1,500,000
Notes payable to related parties	—	307,088
Other liabilities	28,720	120
Convertible CHF-Bonds	11,032,145	6,202,921
Liability related to conversion feature	922,087	—
EUR-Bond	—	484,463
Provisions for liquidated damages	5,120,000	—
Total current liabilities	$21,983,000	14,966,826
Non-current liabilities
Convertible CHF-Bonds	—	31,892,613
CHF-Bonds	31,853,298	16,384,893
Liability related to conversion feature	—	5,936,378
Notes payable to related parties not subordinated	20,490,817	51,473,793
Notes payable to related parties subordinated	79,339,011	—
Pension liabilities	210,031	184,469
Total non-current liabilities	$131,893,157	105,872,146
Total liabilities	$153,876,156	120,838,972

Stockholders' deficit
Preferred stock, $0.01 par value; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 104,741,603 shares issued and outstanding	1,047,416	959,416
Additional paid-in capital	23,404,808	23,238,526
Accumulated other comprehensive income/(loss)	(769,600)	2,997,562
Accumulated deficit	(93,782,340)	(78,368,143)
Total stockholders' deficit	$(70,099,716)	(51,172,639)
Total liabilities and stockholders' deficit	$83,776,441	69,666,332

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Years Ended December 31, 2017 and 2016

	2017	2016
Revenues
Revenues, net	—	—
Cost of revenues	—	—
Gross profit	$—	$—

Operating expenses
General and administrative expenses	(10,400,844)	(5,079,198)
Impairment expenses	(280,242)	(2,642,556)
Total operating expenses	$(10,681,086)	$(7,721,754)
Income/(loss) from operations	$(10,681,086)	$(7,721,754)

Other income/(expenses)
Interest income	72,766	67,808
Interest expense	(6,719,208)	(6,883,332)
Change in Fair Value of Conversion Feature	1,631,708	2,500,486
Gain/(Loss) on extinguishment of debt	2,138,858	(1,165,268)
Exchange differences	(1,661,821)	2,502,188
Other income/(expenses)	(195,414)	(261,468)
Total other expenses	$(4,733,112)	$(3,239,586)

Loss before income taxes	(15,414,197)	(10,961,340)
Income Taxes	—	—
Net income/(loss)	$(15,414,197)	$(10,961,340)

Comprehensive income/(loss)
Foreign currency translation	(3,772,230)	1,178,721
Actuarial gains/(losses)	5,068	39,880
Comprehensive income/(loss)	$(19,181,359)	$(9,742,739)

Earnings/(loss) per common share
Basic and diluted	$(0.15)	$(0.11)

Weighted average common shares
Basic and diluted	105,614,728	100,245,439

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
Years Ended December 31, 2017 and 2016

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated deficit	Total Stockholders’ Deficit
January 1, 2016	$959,416	$23,403,438	$1,778,961	$(67,406,803)	$(41,264,988)
Translation adjustments	—	—	1,178,721	—	1,178,721
Net loss	—	—	—	(10,961,340)	(10,961,340)
Actuarial gains/(losses)	—	—	39,880	—	39,880
Stock based compensation expense	—	(164,912)	—	—	(164,912)

December 31, 2016	$959,416	$23,238,526	$2,997,562	$(78,368,143)	$(51,172,639)
Translation adjustments	—	—	(3,772,230)	—	(3,772,230)
Net loss	—	—	—	(15,414,197)	(15,414,197)
Actuarial gains/(losses)	—	—	5,068	—	5,068
Stock based compensation expense	88,000	166,282	—	—	254,283
December 31, 2017	$1,047,416	$23,404,808	$(769,600)	$(93,782,340)	$(70,099,716)

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2017 and 2016

	January 1 to December 31, 2017	January 1 to December 31, 2016
Cash flows from operating activities
Net loss	$(15,414,197)	(10,961,340)
Adjustments to reconcile net loss to net cash
Depreciation and amortization	39,563	61,771
Impairment expenses	269,695	2,642,555
Provision for liquidated damages	5,120,000	—
Amortization of debt issuance costs, commissions and discounts	1,248,067	2,588,290
Accrued interest on debt	4,733,015	3,713,440
Extinguishment of debt	(2,138,858)	1,165,268
Unrealized exchange differences	1,636,023	(3,004,224)
Stock compensation expense	254,283	(164,912)
Increase in pension fund commitments	22,300	18,791
Capitalized interest on construction in process	(3,164,472)	(3,694,061)
Other income related to conversion feature	(1,742,821)	(2,051,203)
- Cash flow impact of increase / decrease in:
Other assets	(790,885)	707,726
Accounts payable	(1,776,987)	(4,196,398)
Accrued expenses	(164,562)	1,695,393
Other liabilities	28,177	(0)
Net cash used in operating activities	$(11,841,657)	(11,478,901)
Cash flow from investing activities
Payments to acquire property, plant and equipment	(5,742,515)	(1,455,760)
Proceeds from sale of property, plant and equipment	32,260	36,578
Deposits related to construction work	(878,903)	(641,818)
Down payments for property and equipment	—	309,023
Restricted cash	2,569	14,050
Net cash used in investing activities	$(6,586,589)	(1,737,927)
Cash flows from financing activities
Repayments of bank liabilities	—	(178,053)
Proceeds from notes payable related parties	23,543,234	18,456,316
Repayment of notes payable related parties	—	(3,286,465)
Proceeds from bond issuance, net of commissions and debt issuance costs	1,417,595	7,433,328
Repayment of bonds	(2,305,714)	(7,786,584)
Proceeds from note payable and other debt	525,055	(23,090)
Repayments of note payable and other debt	(1,500,000)	(621,001)
Net cash provided by financing activities	$21,680,171	13,994,449
Effect of exchange rate changes	517	(83,011)
Net increase / - decrease in cash	3,252,442	694,610
Cash and cash equivalents, beginning of period	806,440	111,830
Cash and cash equivalents, end of period	$4,058,882	806,440

The accompanying notes are an integral part of these consolidated financial statements.

SUNVESTA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2017 and 2016

Additional information	January 1 to December 31, 2017	January 1 to December 31, 2016
Transfer of Convertible CHF-Bond II to CHF-Bond IV (non-cash)	25,638,012	—
Transfer of CHF Bond III original to notes payable to Global Care AG (non-cash)	15,375,505	—
Transfer of Convertible CHF-Bond II to notes payable to Global Care AG (non-cash)	1,564,444	—
Transfer of Convertible CHF-Bond I to CHF-Bond III (non-cash)	1,216,372	—
Increase of notes payable to Global Care AG by increase of other assets (non-cash)	988,304	—
Transfer of Convertible CHF-Bond I to CHF-Bond IV (non-cash)	251,599	—
Capitalized interest and debt issuance costs for construction (non-cash)	—	3,694,061
Reversal of capitalized payment obligation for construction (non-cash)	—	451,816
Assumption of payables due from AIRES by Global Care AG (non-cash)	—	7,621,345
Conversion of Loans payable to Global Care AG to CHF convertible bonds	—	4,635,352
Assumption of payables due from Global Care AG by Sportiva (non-cash)	—	1,533,150
Conversion of Loan from third party to CHF-Convertible Bond	—	599,700
Assumption of loan due from Global Care AG by Dr. Max Rössler	—	1,442,253
Conversion of Loan from Dr. Max Rössler to CHF-Bond	—	15,406,139
Transfer from EUR-Bond to CHF-Bond	—	953,683
Interest paid	2,017,566	—

The accompanying notes are an integral part of these consolidated financial statements

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

1. CORPORATE INFORMATION

On August 27, 2007, SunVesta Inc. (“Company”) acquired SunVesta Holding AG (“SunVesta AG”). Until May 20, 2016, SunVesta AG held five wholly-owned subsidiaries: SunVesta Projects and Management AG, a Swiss company; Rich Land Investments Limitada, a Costa Rican company (“Rich Land”); SunVesta Costa Rica Limitada, a Costa Rican company (“SVCR”), Altos del Risco SA, a Costa Rican company (“AdR”) and SunVesta Holding España SL (“España”), a Spanish company. Effective May 21, 2016 the three Costa Rican companies were merged, whereby Altos del Risco SA absorbed its two affiliated companies and subsequently changed its name to SunVesta Costa Rica SA.

In January 2005, the Company changed its business focus to the development of holiday resorts and investments in the hospitality and related industry. The Company has one major project in Costa Rica. Planning for this project has been fully completed, all consents have been granted, and excavation work is underway. The Company is still in process of securing financing for the project and has not realized revenue to date. Since financing to complete the project has not been secured, the Company’s activities are subject to significant risks and uncertainties.

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

December 31, 2017 and 2016

2. SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Cash and cash equivalents

Cash and cash equivalents include petty cash and bank accounts as well as time deposits with maturities of less than three months.

Allowance for Doubtful Accounts

Management makes ongoing estimates relating to the collectability of receivable balances and maintains a reserve for estimated losses resulting from the inability of counterparties to meet their financial obligations to us. As of December 31, 2017, and 2016 the Company does not have any amounts reserved in the consolidated balance sheet or any bad debt expense recorded in the statement of comprehensive loss.

Other assets

Other assets include items, such as value added tax, withholding tax or similar credits with maturities of less than one year.

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

December 31, 2017 and 2016

2. SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Interest capitalization

Interest expense is capitalized on the carrying value of the construction in progress during the construction period, in accordance with ASC 835-20, Capitalization of Interest.

With respect to the construction in progress, the Company has capitalized a cumulative amount of $16.2 million and $13.1 million of interest expense and debt issuance costs as of December 31, 2017 and December 31, 2016, respectively to property and equipment.

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

December 31, 2017 and 2016

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

December 31, 2017 and 2016

2. SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Foreign Currency Translation and Transactions

The consolidated financial statements of the Company are presented in US Dollars (“$”) which is also the functional currency of the parent company. The financial position and results of operations of our foreign subsidiaries are determined using the currency of the environment in which an entity primarily generates and expends cash as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Statement of comprehensive loss accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income (loss) in stockholders’ deficit

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

Bonds are presented net of debt issuance costs that arise as a result of issuing debt, i.e. the EUR bonds, CHF bonds, CHF convertible bonds and the loan with Aires International Investments Inc. These costs are amortized over the life of the debt using the effective interest method. The costs comprise of finder's fees of generally between three and twelve percent of the amount issued and costs incurred in connection with issuing the bonds, such as legal and accounting fees, and stamp duty taxes. The accumulated amortization of debt issuance costs of bonds outstanding was $3,899,033 and $1,242,172 as of December 31, 2017 and December 31, 2016, respectively.

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

December 31, 2017 and 2016

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

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

2. SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

Derivative Financial Instruments

Derivative financial instruments are initially measured at fair value at the contract date and are subsequently measured to fair value at each reporting date. The Company's derivative financial instrument relates to the conversion feature bifurcated from the Company's convertible CHF Bond (Note 10), is accounted for under ASC 815 and recorded as Liability related to conversion feature in the consolidated balance sheets. Changes in the fair value each period (gains or losses) are reflected in the statement of comprehensive loss as Change in Fair Value of Conversion Feature.

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

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

2. SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

New accounting standards – not adopted - continued

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

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

2. SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

New accounting standards – not adopted - continued

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

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

3. GOING CONCERN

The Company is currently working on building a hotel in the Papagayo Gulf Tourism Project area of Guanacaste, Costa Rica. The project is expected to open mid-2020. Until the completion of the project, the following expenditures are estimated to be incurred:

a.	Gross project cost	$240,000,000
b.	Less: Proceeds from sale of villas	(25,000,000)
c.	Net project cost	215,000,000
d.	Overhead expenses	20,000,000
e.	Total, excluding other potential projects	$235,000,000

Sixty to seventy percent of the net project cost is intended to be financed through the issuance of secured debt facilities, for which negotiations are in progress. The remaining thirty to forty percent of the net project cost, as well as non-recuperated overhead expenses are intended to be financed by the main shareholders or lenders of the project, i.e Hans Rigendinger, shareholder, Company Director and Chief Executive Officer, and Dr. Max Rӧssler, controlling shareholder of Aires International Investment Inc. and Global Care AG as well as Company Director.

On July 16, 2012, certain principal shareholders of the Company or principal lenders to the project entered into a Guaranty Agreement in favor of the Company. The purpose of the guaranty is to ensure that until such time as financing is secured for the entire project that they will act as guarantors to creditors of SunVesta Holding AG.

The Guaranty Agreement requires that within 30 days of receiving a demand notice, requested funds are made available by the guarantors to the Company. Based on this guaranty, management believes that available funds are sufficient to finance cash flows for the twelve months subsequent to December 31, 2017 and the filing date, though future anticipated cash outflows for investing activities continue to depend on the availability of financing.

On September 22, 2015, the signatories to the guaranty formally agreed to maintain the guaranty, as necessary, until December 31, 2018.

On October 28, 2016, Hans Rigendinger and Dr. Max Rössler formally agreed to maintain the guaranty, as necessary, until completion of the construction of Paradisus Papagayo Bay Resort & Luxury Villas, after which date the guaranty will expire.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

4. CASH AND CASH EQUIVALENTS

Cash and cash equivalents are available to the Company without any restriction or limitation on withdrawal and/or use of these funds. The Company’s cash equivalents are placed with financial institutions that maintain high credit ratings. The carrying amounts of these assets approximate their fair value.

				Total	Total
Cash and cash equivalents	USD	CHF	Other	December 31, 2017	December 31, 2016
original currency	387,440	3,570,430	12,551
in $	387,440	3,658,051	13,491	4,058,982	806,440

USD ($) = US Dollar EURO = Euro

CHF = Swiss Francs

5. RESTRICTED CASH

As of December 31, 2017, the Company has the following restricted cash positions:

Restricted Cash
	December 31, 2017	December 31, 2016
	$	$
Credit Suisse in favor of BVK pension fund	130,814	125,400
Banco Lafise in favor of the Costa Rican Tourism Board	933,350	933,350
Banco Lafise in favor Costa Rican Environmental Agency – SETANA	605,753	608,302
Gross	1,669,917	1,667,052

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

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

6. NOTES RECEIVABLE

On June 15, 2015, the Company loaned REP Caribbean Development Corporation (“REP Caribbean”), a third party, $250,000 secured by a non-related Swiss individual. The loan was due on November 30, 2015, in addition to a fixed interest payment of $5,000. On September 15, 2015, the Company entered into an agreement with REP Caribbean and 4f Capital, formerly a related party, netting receivables due to the respective parties that resulted in the satisfaction of the full loan amount due from REP Caribbean to the Company and a receivable against 4f Capital in the amount of approximately $250,000 as of December 31, 2016. On December 10, 2015, the Company loaned an additional unsecured amount of $25,000 to REP Caribbean. The Company erroneously reported as of December 31, 2016, that the amount due from REP Caribbean was approximately $280,000. Since 4f Capital is in liquidation, and the likelihood that REP Caribbean will repay the unsecured $25,000 due is in doubt, the receivable erroneously reported as approximately $280,000, was fully impaired as of in 2017.

7. PROPERTY & EQUIPMENT

	December 31, 2017	December 31, 2016
Concession Land	$19,700,000	19,700,000
IT Equipment	230,820	221,060
Other equipment and furniture	230,836	219,734
Leasehold improvements	77,271	74,004
Vehicles	—	74,000
Construction in-process	56,722,733	46,457,172
Gross	76,961,659	66,745,970
Less accumulated depreciation	(537,965)	(529,312)
Net	$76,423,695	66,216,658
Depreciation expenses for the period ended December 31, 2017 and December 2016	39,563	61,771

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

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

7. PROPERTY & EQUIPMENT– CONTINUED

On July 14, 2015 the Consejo del Polo de DesarrolloTuristico Papagayo at ICT (Council of Papagayo Tourism Development Project), has unanimously approved the extension of both concessions until 2052.

The construction in process through December 31, 2017 and December 31, 2016, is represented primarily by architectural work related to the hotel and apartments as well as earth work.

Additional Properties

On April 24, 2013, the Company entered into a new agreement to purchase two additional concession properties located in Polo Papagayo, Guanacaste for a total of $17,500,000 payable to the seller and a third party against a refundable deposit of $1,369,816 payable over terms minus a non-refundable deposit of $300,000 paid to a third party and liquidated damages of 5% in the event the purchase did not close. The Company failed to perform according to the terms of the purchase agreement and the transaction was terminated by the third party and thereafter by the Company.

The Company initiated legal proceedings against the seller and separately the third party for the recovery of that portion of the refundable deposits paid to the seller and to the third party. The aggregate amount in dispute was approximately $1.5 million. The legal proceeding against the seller was dismissed on technical grounds and the legal proceeding against the third party was withdrawn by the Company on contractual grounds.

All expenses related to the agreements with the seller and the agreement with the third party seller, were impaired as of December 31, 2016. Based on the results of the legal proceeding mentioned above, the impaired asset was fully written-off as of December 31, 2017.

Deposit related to construction work

For the year ended December 31, 2017, the Company maintained deposits with several contractors to complete earth moving groundwork. These deposits are offset against invoices for such groundwork as it is completed. As of December 31, 2017 and 2016, the Company had deposits of $851,665 and $190,549 respectively, which have not been set off.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

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

As of December 31, 2017 and December 31, 2016, respectively, there are no financial assets or liabilities measured on a recurring basis at fair value with the exception of the liability related to the conversion feature.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

8. FAIR VALUE MEASUREMENT - CONTINUED

In addition to the methods and assumptions to record the fair value of financial instruments as discussed above, the Company used the following methods and assumptions to estimate the fair value of our financial instruments:

—	Cash and cash equivalents: Carrying amount approximated fair value.
—	Restricted cash: Carrying amount approximated fair value.
—	Receivables from related parties (current): Carrying amount approximated fair value due to the short term nature of the receivables.
—	Accounts payable: Carrying amount approximated fair value.
—	Note payable: Carrying amount approximated fair value due to the short term nature of the note payable.
—	Notes receivable: Carrying amount approximated fair value.
—	Notes payable to related parties (current): Carrying amount approximated fair value due to the short term nature of the notes payable.
—	EUR-bond (old): Carrying amount approximated fair value due to its short term nature
—	EUR-bonds: The fair values of the bonds payable are classified as Level 3 fair values. The fair values of the bonds have been determined by discounting cash flow projections discounted at the respective interest rates of 7.25% for EUR bonds, which represents the current market rate based on the creditworthiness of the Company. Hence, the carrying values approximate fair value.
—	CHF-bonds: The fair values of the bonds payable are classified as Level 3 fair values. The fair values of the bonds have been determined by discounting cash flow projections discounted at the respective interest rate of 6.5% respectively for CHF bonds, which represented the current market rate based on the creditworthiness of the Company at issuance. Hence, the carrying values approximate fair value.
—	Notes payable to related parties Aires and Global Care (non-current): The fair values of the notes payable to Aires International Investments Inc. and Global Care AG are classified as Level 3. The fair values of the notes were determined by discounting cash flow projections discounted at the respective interest rates of 7.25%, which represents the current market rate based on the creditworthiness of the Company. Hence, the carrying value approximates fair value.
—	Convertible CHF-bonds: The fair values of the convertible bonds payable are classified as Level 3 fair values. The fair values of the convertible bonds have been determined by discounting cash flow projections discounted at the respective interest rates of 6.00% for convertible CHF bonds, which represents the current market rate based on the creditworthiness of the Company. Hence, the carrying values approximate fair value.
—	Liability related to conversion feature: The fair value of the liability related to conversion feature is classified as Level 3 in the fair value hierarchy. The fair value of the liability is determined using a Black-Scholes model to calculate the option value at each reporting date and multiplied by the number of potentially convertible shares.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

8. FAIR VALUE MEASUREMENT - CONTINUED

The fair value of our financial instruments is presented in the table below:

	December 31, 2017		December 31, 2016
	Carrying Amount $	Fair Value $	Carrying Amount $	Fair Value $	Fair Value Levels	Reference
Cash and cash equivalents	4,058,982	4,058,982	806,440	806,440	1	Note 4
Restricted cash	1,669,917	1,669,917	1,667,052	1,667,052	1	Note 5
Receivables from related parties – other (current)	—	—	49,292	49,292	3	Note 9
Accounts Payable	1,796,917	1,796,917	3,311,512	3,311,512	1	—
Note payable	—	—	1,500,000	1,500,000	1	Note 16
Notes payable to related parties – other (current)	—	—	307,088	307,088	3	Note 9
Notes receivable	—	—	280,242	280,242	3	Note 6
EUR-bonds	—	—	484,463	484,463	3	Note 10
Convertible CHF-bonds	11,032,145	11,032,145	38,095,533	38,095,533	3	Note 10
CHF-bonds	31,853,298	31,853,298	16,384,893	16,384,893	3	Note 10
Notes payable to related parties (non-current)	99,829,827	99,829,827	51,473,793	51,473,793	3	Note 9
Liability related to conversion feature	922,087	922,087	5,936,378	5,936,378	3	Note 10

The Company's financial liabilities measured at fair value on a recurring basis consisted of liabilities related to conversion features as of the following date:

Balance at January 1, 2016	6,976,322
Additions/(Decrease)	449,283
Change in Fair Value of Conversion Feature	(2,500,486)
(Gain)/loss on extinguishment of debt (in addition to any recognized gain/loss on extinguishment of the underlying financial instrument)	1,165,268
FX Revaluation	(154,010)
Balance at December 31, 2016	5,936,378
Additions/(Decrease)	(111,113)
Change in Fair Value of Conversion Feature	(1,631,708)
(Gain)/loss on extinguishment of debt (in addition to any recognized gain/loss on extinguishment of the underlying financial instrument)	(3,466,897)
FX Revaluation	195,427
Balance at December 31, 2017	922,087

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

8. FAIR VALUE MEASUREMENT - CONTINUED

The Company used a Black-Scholes model to value the liabilities related to conversion features as of December 31, 2017 and December 31, 2016.

The assumptions as of December 31, 2017, are as follows:

Stock Price	CHF 5.08	Annualized Risk Free Rate:	.0001:
Exercise Price:	CHF 8	Annualized Volatility:	80%
Time to Maturity:	0.75 years

The assumptions as of December 31, 2016, were as follows:

Stock Price	CHF 5.08	Annualized Risk Free Rate:	.0001:
Exercise Price:	CHF 8	Annualized Volatility:	80%
Time to Maturity:	1.75 years

The annualized risk free rate was changed from a US treasury rate to a Swiss treasury rate, as the underlying basis value are shares in a Swiss company denominated in Swiss Francs.

9. RELATED PARTY TRANSACTIONS

The advances from (to) related parties are composed as follows:

	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Aires International	—	—	57,613,418	51,473,793
Global Care AG	—	—	42,216,409	—
Turan Tokay	—	49,292	—	—
Total	—	49,292	99,829,827	51,473,793
of which non-current	—	—	99,829,827	51,473,793

As of December 31, 2016, a payable of $290,000 was presented as a liability to a related party Akyinyi Interior and Exterior Decoration and $17,088 to the late Josef Mettler, each of which were no longer related parties at that time.

The receivable due from Turan Tokay of $49,292 was fully impaired in 2017.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

9. RELATED PARTY TRANSACTIONS - CONTINUED

Loan agreement Aires International Investment Inc.

As of December 31, 2017, the Company owes Aires International Inc. (a related party controlled by Dr. Max Rössler, a Director and related party) the following:

Borrower	Debt instrument denominated in CHF	Amount in CHF	Amount in USD	Annual interest rate
SunVesta Inc.	Promissory note	10,044,371	10,290,860	7.25%
SunVesta Inc.	Promissory note	10,000,000	10,245,400	7.25%
SunVesta Inc.	Promissory note	10,000,000	10,245,400	7.25%
SunVesta Inc.	Loan agreement	12,636,126	12,933,155	7.25%
SunVesta Holding	Loan agreement	13,565,690	13,898,603	7.25%
Total		56,246,187	57,613,418

As of December 31, 2017, the notes and loans to Aires International, Inc. (“Aires”) are fully subordinated on the terms and conditions of a subordination agreement. Claims of Aires are subordinated to all other existing and future claims against the Company. In the event of insolvency proceedings and the execution of a composition agreement with an assignment of assets, Aires would waive its claims to the extent necessary that the claims of all other creditors, and the costs of the liquidation, debt moratorium or insolvency proceedings, are covered in full by the proceeds of the liquidation of the Company. Further, the claims and interests of Aires are deferred for the duration of the subordination agreement. None of the claims covered by the subordination agreement may be paid, settled by offsetting or replacement/novation, or newly secured, either in full or in part. The subordination agreement can only be terminated under restrictive preconditions.

Loan due to Global Care AG

In April 2016, Global Care AG (“Global Care”) (a related party controlled by Dr. Max Rössler, a Director and related party) assumed a liability of CHF 4.5 million from Aires, (also a related party controlled by Dr. Max Rössler), which amount was subsequently subscribed into bonds of the CHF-Convertible Bond issue. As this conversion includes a significant conversion option, the subscription was treated as an extinguishment of debt and an amount of $1,071,317 has been reclassified in the statement of profit or loss from revaluation of the conversion feature to extinguishment of debt. In June 2016, there were the following changes to the debt structure:

-	A liability of CHF 2,656,083 to Dr. Max Rössler was transferred to Global Care
-	A liability of CHF 1.5 million to Sportiva was transferred to Global Care
-	A liability of CHF 1.4 million to Global Care was transferred to Dr. Max Rössler.

In December 2016, Dr. Max Rössler converted a loan in the amount of CHF 15.2 million into bonds of the new CHF-Bond issue 2016-2020. As this conversion did not represent a significant change of the conditions between the old debt and the new debt, the subscription was not treated as an extinguishment of debt.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

9. RELATED PARTY TRANSACTIONS - CONTINUED

Loan due to Global Care AG - continued

As of December 31, 2017, the loan due to Global Care AG amounts to $42,216,409 at 7.25%. Thereof $1,564,444 was converted from convertible bonds and $15,375,505 from straight bonds to the loan in 2017. $21,725,592 of the total amount of $42,216,409 has the same subordination clauses as the borrowings due from Aires mentioned above. The remaining capital is due not before December 31, 2020, and latest by December 31, 2022.

Receivable from and loans to Josef Mettler

During 2016, the payable to the late Josef Mettler in the amount of $70,135 was repaid and $17,775 was advanced to Josef Mettler for private expenses.

During the third quarter of 2016 Josef Mettler passed away, therefore companies formerly owned by him are no longer related parties to the Company.

Current account Sportiva Participations AG

In 2016, up until the death of Josef Mettler, there were the following changes to the current account of Sportiva Participations AG. Thereafter, Sportiva Participations AG was no longer a related party.

	CHF	USD
Balance January 1, 2016	524,695	528,660
Cash paid to SunVesta	870,000	875,780
Cash received from SunVesta	(2,812,911)	(2,867,777)
Transfers from/(to) other related parties	1,502,026	1,545,020
Interest credited to the account	4,801	4,852
Changes in forreign currency	—	1,976
Transfer to third party upon death of the late Josef Mettler	(88,611)	(88,511)
Balance September 12, 2016	—	—

Commissions paid or payable to related parties

In 2016, the Company paid commissions to 4f Capital AG in the amount of $253,945 (up to the death of the late Josef Mettler) for services related to financing of the Company. These costs were capitalized as debt issuance costs. 4f Capital AG was a company owned and directed by the late Josef Mettler that received a commission of 1.5% on new funds that the Company received based on consulting services rendered by 4f Capital AG.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

10. BONDS

Description	EUR (€) bond new I	EUR (€) bond new II
Issuer:	SunVesta Holding AG	SunVesta Holding AG
Type of securities:	Bond in accordance with Swiss Law	Bond in accordance with Swiss Law
Approval by SunVesta AG	October 31, 2013	May 19, 2014
Volume:	Up to EUR 15,000,000	Up to EUR 15,000,000
Units:	EUR10,000	EUR 10,000
Offering period:	11/07/2013 – 03/31/2014	05/01/14 – 06/30/14
Due date:	December 2, 2016	December 2, 2016
Issuance price:	100%	100%
Issuance day:	December 2, 2013	December 2, 2013
Interest rate:	7.25% p.a.	7.25 % p.a.
Interest due dates:	December 2, 2013	December 2, 2013
Applicable law:	Swiss	Swiss

EURO (€) Bond new I	2017	2016
	$	$
Balances January 1	31,541	6,871,630
Cash inflows	—	—
Cash outflows	—	(6,736,255)
Reclassification from/to Bond (net)	(32,271)	—
Foreign currency adjustments	730	(103,834)
Sub-total	—	31,541
Discounts (commissions paid to bondholders) and debt issuance costs	(588,613)	(588,613)
Accumulated amortization of discounts and debt issuance costs	588,613	563,636
Total accumulated unamortized discounts and debt issuance costs	—	(24,977)
Balances December 31 (Carrying value)	—	6,564

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

10. BONDS - CONTINUED

EURO (€) Bond new II	2017	2016
	$	$
Balances January 1	511,805	1,658,300
Cash inflows	—	—
Cash outflows	(510,120)	(159,950)
Reclassification from/to Bond (net)	(9,761)	(953,683)
Foreign currency adjustments	8,075	(32,862)
Sub-total	—	511,805
Discounts (commissions paid to bondholders) and debt issuance costs	(174,660)	(174,660)
Accumulated amortization of discounts and debt issuance costs	174,660	140,754
Reclassification from/to Bond (net)	—	—
Total accumulated unamortized discounts and debt issuance costs	—	(33,906)
Balances December 31 (Carrying value)	—	477,899

During the year ended December 31, 2016, an amount of $953,683 was reclassified to the new parallel CHF-Bond III. Since the new debt was not significantly different from the old debt, the exchange was not treated as an extinguishment of debt.

On September 30, 2015, the Company approved the issuance of two convertible CHF-bonds. The major terms and conditions are the following:

Description	Convertible CHF Bond I	Convertible CHF Bond II
Issuer:	SunVesta Holding AG	SunVesta Holding AG
Type of securities:	Senior convertible bonds, convertible into shares of the issuer at the discretion of the bondholder, in accordance with Swiss law	Senior convertible bonds, convertible into shares of the issuer at the discretion of the bondholder, in accordance with Swiss law
Approval by SunVesta AG BOD:	September 30, 2015	September 30, 2015
Volume:	Up to CHF 45,000,000	Up to CHF 15,000,000
Denomination:	CHF 5,000	CHF 5,000
Offering period:	October 01, 2015	October 01, 2015
Maturity date:	September 30, 2018	September 30, 2018
Issue price:	100%	100%
Redemption price:	100%	100%
Issuance date:	October 01, 2015	October 01, 2015
Coupon:	6.00 % p.a.	6.00 % p.a.
Interest due dates:	September 30 of each year, the first time September 30, 2016	September 30 of each year, the first time September 30, 2016
Reference price:	CHF 6.50	CHF 6.50
Initial conversion price:	CHF 8.00	CHF 8.00
Applicable law:	Swiss	Swiss

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

10. BONDS - CONTINUED

Convertible CHF BOND I	2017	2016
	$	$
Balances January 1	3,648,383	2,250,048
Cash inflows	—	1,640,887
Cash outflows	—	(103,008)
Foreign currency adjustments	145,296	(105,058)
Reclassification from/to bond (net)	(1,467,971)	(34,486)
Sub-total	2,325,707	3,648,383
Discounts (commissions paid to bondholders) and debt issuance costs	(240,760)	(136,722)
Accumulated amortization of discounts and debt issuance costs, including expenses for extinguishment of debt	185,671	117,652
Reclassification from/to bond (net)	—	(104,038)
Total accumulated unamortized discounts and debt issuance costs	(55,089)	(123,108)
Balances December 31 (Carrying value)	2,270,618	3,525,275

As per date of this report, the Company has realized a cumulative amount of $2.3 million (CHF 2.3 million) related to the Convertible Bond I.

In 2017, $1,216,372 was transferred to CHF Bond III original and $251,599 to CHF Bond IV.

Convertible CHF BOND II	2017	2016
	$	$

Balances January 1	36,770,369	26,470,395
Cash inflows	20,079	7,142,850
Cash outflows	(1,795,594)	(787,371)
Foreign currency adjustments	1,213,824	(1,187,441)
Reclassification from/to bond (net)	(27,195,887)	5,131,937
Sub-total	9,012,791	36,770,369
Discounts (commissions paid to bondholders) and debt issuance costs	(4,895,604)	(4,890,690)
Accumulated amortization of discounts and debt issuance costs	4,644,340	2,690,579
Total Accumulated Unamortized discounts and debt issuance costs	(251,264)	(2,200,111)
Balances December 31 (Carrying value)	8,761,527	34,570,259

As per date of this report the Company has realized a cumulative amount of $9.0 million (CHF 8.8 million) related to the Convertible Bond II.

In 2016, the Company reclassified $634,186 (CHF 630,000) from convertible CHF Bond I to convertible CHF Bond II, together with a corresponding amount of $104,038 in capitalized debt issuance costs.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

10. BONDS - CONTINUED

In April 2016, Global Care AG (“Global Care”) (a related party controlled by Dr. Rössler, a Company Director) assumed a liability of CHF 4.5 million due to Aires International Investment Inc., (also a related party controlled by Dr. Rössler). This CHF 4.5 million was subsequently subscribed into bonds of the Convertible Bond II issue. As the conversion includes a significant conversion option, the exchange is treated as an extinguishment of debt and an amount of $1,071,317 has been reclassified in the comprehensive statements of loss from revaluation of conversion feature to extinguishment of debt.

In 2017, $25,638,012 of Convertible CHF Bond II were exchanged for the new CHF-Bond IV and $1,564,444 for a note payable due to Global Care AG. As the terms of the new bond are significantly different to the convertible bond, an unamortized transaction cost of $1,221,277 was recognized as a loss on extinguishment of debt in the statement of comprehensive income. Additionally, $6,569 was reclassified to debt issuance cost.

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

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

10. BONDS - CONTINUED

CHF BOND III original	2017	2016
	$	$
Balances January 1	15,601,389	—
Cash inflows	1,374,842	699,650
Cash outflows	—	—
Foreign currency adjustments	927,598	(290,665)
Reclassification from/to bond (net)	(14,159,133)	15,192,404
Sub-total	3,744,697	15,601,389
Discounts (commissions paid to bondholders) and debt issuance costs	(248,819)	(56,643)
Accumulated amortization of discounts and debt issuance costs, including expenses for extinguishment of debt	167,335	(46,161)
Total accumulated unamortized discounts and debt issuance costs	(81,484)	(102,804)
Balances December 31 (Carrying value)	3,663,213	15,498,586

As per date of this report, the Company has realized a cumulative amount of $10.9 million (CHF 10.7 million) related to the CHF Bond III original.

During the year 2016 an amount of $15,192,404 (CHF 15.2 million) was subscribed into this CHF Bond III in satisfaction of loans from related parties. Since the new debt was not significantly different from the old debt and did not include a conversion feature deemed substantive, the exchange was not treated as an extinguishment of debt.

In 2017, $1,216,372 was transferred from Convertible CHF Bond I to CHF Bond III. Additionally, $15,375,505 of CHF Bond III was converted in notes payable to Global Care AG. The exchange was treated as an extinguishment of debt with a corresponding expense of $106,762.

Within the abovementioned facility, the Company initiated a new parallel offering of senior unsecured CHF bonds on September 21, 2016. An amount of $979,510 of which was reclassified from EUR Bond II in 2016.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

10. BONDS - CONTINUED

CHF BOND III parallel	2017	2016
	$	$
Balances January 1	961,595	—
Cash inflows	—	—
Cash outflows	—	—
Foreign currency adjustments	41,861	(17,915)
Reclassification from/to bond (net)	43,015	979,510
Sub-total	1,046,471	961,595
Discounts (commissions paid to bondholders) and debt issuance costs	(84,021)	(79,289)
Accumulated amortization of discounts and debt issuance costs	26,743	4,001
Reclassification from/to bond (net)	—	—
Total accumulated unamortized discounts and debt issuance costs	(57,278)	(75,288)
Balances December 31 (Carrying value)	989,193	886,307

In 2016, an amount of $979,510 of which was reclassified from EUR Bond II.

As per date of this report the Company has realized a cumulative amount of $1.0 million (CHF 1.0 million) related to the CHF Bond III parallel.

On March 6, 2017, the Company approved the issuance of a new bond with the following conditions.

Description	CHF Bond IV
Issuer:	SunVesta Holding AG
Type of securities:	Senior bonds
Approval by SunVesta AG BOD:	March 6, 2017
Volume:	Up to CHF 50,000,000
Denomination:	CHF 1,000
Offering period:	May 1st – November 1st, 2017
Maturity date:	May 1, 2022
Issue price:	100%
Redemption price:	100%
Issuance date:	May 1, 2017
Coupon:	6.50 % p.a.
Interest due dates:	May 1st of each year, the first time May 1st, 2018
Applicable law:	Swiss

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

10. BONDS - CONTINUED

CHF BOND IV	2017	2016
	$	$
Balances January 1	—	—
Cash inflows	1,678,336	—
Foreign currency adjustments	372,407	—
Reclassification from/to bond (net)	26,418,161
Sub-total	28,468,904	—
Discounts (commissions paid to bondholders) and debt issuance costs	(1,453,839)	—
Accumulated Amortization of discounts and debt issuance costs	185,828	—
Total accumulated unamortized discounts and debt issuance costs	(1,268,011)	—
Balances December 31 (Carrying value)	27,200,893	—

As per date of this report, the Company has realized a cumulative amount of $28.5 million (CHF 27.8 million) related to the CHF Bond IV.

In 2017, $25,638,012 was transferred from Convertible CHF Bond II, $251,599 from Convertible CHF Bond I and $528,550 from other debt to CHF Bond IV.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

11. INCOME TAXES

The components of loss before income taxes are as follows:

	2017	2016
Domestic	(5,331,597)	(1,411,971)
Foreign	(10,082,600)	(9,549,369)
Loss before income tax	(10,961,340)	(10,961,340)

Income taxes relating to the Company’s operations are as follows:

	2017	2016
Current income taxes
US Federal, state and local	—	—
Foreign	—	—
Deferred income taxes	—	—
US Federal, state and local	—	—
Foreign	—	—
Income tax expense/recovery	—	—

Income taxes at the United States federal statutory rate compared to the Company’s income tax expenses as reported are as follows:

	2017	2016
Net loss before income tax	(15,414,197)	(10,961,340)
Statutory rate	35%	35%
Expected income tax recovery	(5,394,969)	(3,836,469)
Impact on income tax expense/recovery from
Change in valuation allowance	4,534,893	3,518,283
Different tax rates in foreign jurisdictions	737,692	921,953
Expiration of unused tax loss carry forwards	1,148,939	502,483
Permanent differences	1,214,999	(645,752)
Difference due to tax review / previous year adjustments	(2,270,718)	(317,710)
Others	29,164	(142,789)
Income tax expense	—	—

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

11. INCOME TAXES - CONTINUED

The Company’s deferred tax assets and liabilities consist of the following:

	December 31, 2017	December 31, 2016
Deferred tax assets
Tax loss carry forward	25,935,845	20,370,022
Valuation allowance	(25,935,845)	(20,370,022)
Deferred tax assets/liabilities	—	—

As of December 31, 2017 and 2016, there were no known uncertain tax positions. We have not identified any tax positions for which it is reasonably possible that a significant change will occur during the next 12 months.

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

The Company’s operating loss carry forward of all jurisdictions expire according to the following schedule:

	Domestic	Foreign
2018	—	8,402,020
2019	—	4,911,524
2020	—	2,725,174
2021	—	8,019,852
2022	—	13,870,585
2023	392,931	14,008,335
2024	240,753	13,011,460
Beyond 2024	26,268,661	0
Total operating loss carry forwards	$26,902,345	64,948,950
F-35

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

11. INCOME TAXES - CONTINUED

The following tax years remain subject to examination:

	United States of America	Switzerland	Costa Rica*
2008	YES	NO	N/A
2009	YES	NO	N/A
2010	YES	NO	N/A
2011	YES	NO	N/A
2012	YES	NO	N/A
2013	YES	NO	NO
2014	YES	NO	NO
2015	YES	YES	NO
2016	YES	YES	NO
2017	YES	YES	YES

* The Costa Rican companies are taxable since 2013.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

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

The projected benefit obligation and the fair value of plan assets have changed as follows:

	2017	2016
Projected Benefit Obligations beginning of year	$370,901	$463,576
Service cost - current	56,764	60,070
Interest expense	2,027	3,698
Benefit payments and transfers	(20,273)	(102,949)
Actuarial (gains)/losses	(10,136)	(42,879)
Currency translation losses	16,682	(10,616)
Projected Benefit Obligations end of year	$415,964	$370,901

Fair Asset Values beginning of year	$186,432	$252,896
Expected returns	6,082	7,496
Contributions paid	30,409	39,980
Benefits paid and transfers	(20,273)	(102,949)
Actuarial gains/(losses)	(5,068)	(5,497)
Currency translation losses	8,351	(5,494)
Fair Asset Value of assets end of year	$205,933	$186,432
Net liabilities	$(210,031)	$(184,469)

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

12. PENSION PLAN - CONTINUED

The following were the primary assumptions:

Future benefits, to the extent that they are based on compensation, include salary increases, as presented above, consistent with past experiences and estimates of future increases in the Swiss labor market.

	2017	2016
Assumptions at year end
Discount rate	0.60%	0.60%
Expected rate of return on plan assets	3.00%	3.00%
Future salary increases	1.50%	1.50%
Future pension increases	0.00%	0.00%

Net periodic pension costs have been included in the Company’s results as follows:

	2017	2016
Pension expense		—
Current service cost	56,764	56,927
Net actuarial (gain)/loss recorded	—	—
Interest cost	2,027	5,239
Expected return on assets	(6,082)	(6,448)
Employee contributions	(15,205)	(23,174)
Net periodic pension cost	$37,505	$32,544

For the years ended December 31, 2017 and December 31, 2016 the Company made cash contributions of $15,205 and $88,312, respectively, to its defined benefit pension plan.

All of the assets are held under the collective contract by the plan’s re-insurance Company and are invested in a mix of Swiss and international bond and equity securities within the limits prescribed by the Swiss Pension Law.

The expected future cash flows to be paid by the Company in respect of employer contribution to the pension plan for the year ending December 31, 2018 are $21,000.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

13. STOCK COMPENSATION

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

Share Grants – Mr. Hans Rigendinger

On January 1, 2013, the Company granted 3,500,000 common shares to Hans Rigendinger, valued at $0.08 an amount equal to the share price and fair value of the shares on the grant date in connection with his employment agreement with the Company. His employment agreement obligates the Company to issue 2,500,000 common shares as a retention award on each anniversary of the employment agreement. The employment agreement had an initial term of three years with the option to extend for an additional two years. Mr Rigendinger’s employment agreement was renewed for additional two years on January 1, 2016. Therefore, the Company may issue up to 16,000,000 common shares, of which all have been earned as of December 31, 2017, through January 1, 2018. As of the date of this report, the extension of Mr. Rigendinger’s agreement is being negotiated. The specific terms have not yet been agreed upon.

Share Grants – Dr. Max Rössler

On July 3, 2013, the Company granted to Dr. Max Rössler 3,000,000 common shares, valued at $0.07 an amount equal to the share price and fair value of the shares on the grant date in connection with his appointment to the Board of Directors.

Share Grants – Mr. Josef Mettler

On July 4, 2013, the Company granted 5,000,000 common shares to Josef Mettler, valued at $0.07, an amount equal to the share price and fair value of the shares on the grant date, in connection with his employment agreement with the Company. His employment agreement obligated the Company to issue 3,000,000 common shares as a retention award on each anniversary of the employment agreement. The employment agreement had an initial term of three years with the option to extend for two additional two-year periods. Mr. Mettler’s employment agreement was renewed on July 4, 2016. Therefore, in total the Company could have issued up to 21,000,000 common shares through December 31, 2020, of which 9,000,000 were earned prior to his death.

Josef Mettler died during the third quarter of 2016. Subsequently, the necessary accrual up until his death was reversed as of December 31, 2016.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

13. STOCK COMPENSATION - CONTINUED

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

Share Grants – Third party

On November 1, 2016, the Company granted 10,000,000 common shares to a non-related individual, valued at a total of $240,947 (CHF 240,000) the fair value on grant date, in connection with his consulting services for the Company. His appointment obligated the Company to issue 1,666,667 common shares for each fully completed month of service. From November 1, 2016 to April 30, 2017, the individual earned a total of 10,000,000 shares, creating an expense for the Company in the amount of $240,947. In the second quarter of 2017, it was agreed with the third party to replace the granted shares with cash compensation of $240,947 (CHF 240,000).

Share Grants – Summary

Based on these contracts, the Company has included the following stock-based compensation in the Company’s results:

Stock-based compensation (shares)	Year ended December 31, 2017	Year ended December 31, 2016
Shares granted	57,200,000 shares	46,800,000 shares
Fair Value respectively market price on grant date	$0.0659	$0.0746
Total maximal expenses (2013-2020)	$3,770,947	$3,490,000
Shares vested	35,200,000 shares	23,800,000 shares
Shares forfeited	22,000,000 shares	12,000,000 shares
Unvested shares	0 shares	5,000,000 shares

Of the granted shares, 12,000,000 were forfeited due to the death of Josef Mettler during the third quarter 2016. In the second quarter 2017, 10,000,000 shares granted to a third party were forfeited when replaced by cash compensation.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

13. STOCK COMPENSATION - CONTINUED

Share Grants – Summary - continued

As of December 31, 2017, the Company expects to record no further compensation expense for granted shares in the future, as the unvested shares will immediately vest after December 31, 2017.

Stock Options – Hans Rigendinger

The Company granted 10,000,000 stock options to Hans Rigendinger on January 1, 2013, in connection with his employment contract. Each option entitles Mr Rigendinger to buy one Company share at an exercise price of $0.05. These options vest in two identical installments (Installment A and Installment B) of 5,000,000 options.

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

Installment B vesting is contingent on Meliá Hotels International (“Melía”) assuming management responsibilities for the Paradisus Papagayo Bay Resort & Luxury Villas. As of the grant date, the fair value was $340,000 and the Company estimated that Meliá would assume responsibility as of July 1, 2015. As of the date of this report, the estimated opening date has been postponed to mid-2020, being the required date of the performance condition. The Company has assessed the probability that this performance condition will be met at 100%. Hence, the remaining fair value of the award has been expensed on a straight-line basis over the recalculated expected remaining vesting period. The assumption on the probability to meet the performance condition is currently under review due to the ongoing negotiations with Melía (please refer to Note 16). If the assumption on the probability to meet the performance condition would be lowered, expenses recognized in the past would be reversed which would reduce the net loss.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

13. STOCK COMPENSATION - CONTINUED

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

Installment B vesting is contingent on Meliá assuming management responsibilities for the Paradisus Papagayo Bay Resort & Luxury Villas. As of the grant date the fair value was $258,210 and the Company estimated that Meliá would assume responsibility as of July 1, 2015. As of the date of this report, the estimated opening date has been postponed to mid-2020, being the required date of the performance condition. The Company has assessed the probability that this performance condition will be met at 100%. Hence, the remaining fair value of the award has been expensed on a straight-line basis over the recalculated expected remaining vesting period. The assumption on the probability to meet the performance condition is currently under review due to the ongoing negotiations with Melía (please refer to Note16). If the assumption on the probability to meet the performance condition would be lowered, expenses recognized in the past would be reversed which would reduce the net loss.

Stock Options – Mr. Josef Mettler

The Company granted several installments of stock options to Josef Mettler in connection with his employment contract.

Due to his passing away during the third quarter 2016, the probability that any of the corresponding performance conditions will be met is 0%. Therefore, all previously recognized expenses in the amount of $561,064, corresponding to options that had not yet vested, were reversed as of December 31, 2016.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

13. STOCK COMPENSATION - CONTINUED

Stock Options – Summary

A summary of stock options outstanding as per December 31, 2017 is as follows:

Options outstanding	Number of Options	Weighted average exercise price	Weighted average remaining contractual life
Outstanding January 1, 2017	20,000,000	$0.05	6.38 years
Granted	—
Exercised	—
Forfeited or expired	—
Outstanding December 31, 2017	20,000,000	$0.05	5.38 years
Exercisable December 31, 2017	—

The following table depicts the Company’s non-vested options as of December 31, 2017.

Non-vested options	Shares under Options	Weighted average grant date fair value
Non-vested at January 1, 2017	20,000,000	$0.075
Non-vested-granted	—	—
Vested	—	—
Non-vested, forfeited or cancelled	—	—
Non-vested at December 31, 2017	20,000,000	$0.075

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

13. STOCK COMPENSATION - CONTINUED

Stock Options – Summary - CONTINUED

Under the provisions of ASC 718 Compensation – Stock Compensation, the Company is required to measure and recognize compensation expense related to any outstanding and unvested stock options previously granted, and thereafter recognize, in its consolidated financial statements, compensation expense related to any new stock options granted after implementation using a calculated fair value based option-pricing model. The Company uses the Black-Scholes option-pricing model to calculate the fair value of all of its stock options and its assumptions are based on historical and available market information. No stock options were granted for the periods ended December 31, 2017 and December 31, 2016.

Assumption	December 31, 2017	December 31, 2016
Dividend yield	n.a	n.a
Risk-free interest rate used (average)	n.a	n.a
Expected market price volatility	n.a	n.a
Average expected life of stock options	n.a	n.a

The computation of the expected volatility assumption used in the Black-Scholes calculation for new grants is based on historical volatilities of a peer group of similar companies in the same industry. The expected life assumptions are based on underlying contracts.

As of December 31, 2017, the Company had unrecognized compensation expenses related to stock options currently outstanding, to be recognized in future respectively as follows:

Stock-based compensation (options)	Year ending December 31, 2018
$
Unrecognized compensation expense	30,723

Summary of stock and option compensation expense

The Company recorded the following amounts related to stock based compensation expense during the periods ended December 31, 2017 and December 31, 2016:

Summary of share and option based compensation expense	December 31, 2017 $	December 31, 2016 $
Expense related to option grants	40,965	(509,912)
Expense related to share grants	213,318	345,000
Total (recorded under general & administrative expense)	254,283	(164,912)

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

14. FUTURE LEASE COMMITMENTS

On December 1, 2012, the Company entered into a lease agreement for the premises for its Swiss office with an unrelated entity. The annual rental expense amounts to approximately $130,000 on a fixed term expiring on December 31, 2017. This contract was extended to December 31, 2018 in the third quarter 2017.

Future lease commitments	December 31, 2017	December 31, 2016
	$	$
payable in 2017	n/a	130,000
payable in 2018	130,000	0

15. NOTES PAYABLE

	December 31, 2017	December 31, 2016
	$	$
Promissory note	—	1,500,000
Total	—	1,500,000

Promissory Note

On the purchase of SunVesta Costa Rica SA (former Altos del Risco) on March 9, 2013, the parties agreed that $2,000,000 of the purchase price would be converted into a non-interest bearing and uncollateralized loan payable on March 8, 2014. The loan payable date was then extended to March 8, 2015. On March 16, 2015, the Company agreed with the counterparty to extend the due date through March 16, 2016.

On April 21, 2016, the Company signed a new agreement, which stipulated new payment terms. The total amount of $2,000,000 was then repayable in four quarterly installments of $500,000 each, starting on August 21, 2016.The final installment was paid in 2017.

Loans Specogna Holding AG

On December 31, 2015, the Company entered into a short term loan agreement for approximately $607,000 with Specogna Holding AG repayable on February 29, 2016, with an interest payment of 8 % per annum. The loan was secured personally and jointly by Dr. Max Rössler, the late Mr. Josef Mettler and Mr. Hans Rigendinger.

During the year ended December 31, 2016, this loan was converted into convertible bonds. Since the new debt was significantly different from the old debt, the exchange was treated as an extinguishment of debt and an amount of $93,950 was accounted for as a loss on extinguishment of debt.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

16. OPENING DATE “Paradisus Papagayo Bay Resort & Luxury Villas”

Dated April 27, 2016, a seventh addendum was signed between the Company and Melía with the following major conditions:

a.	New completion date: September 15, 2018 (subject to force majeure)
b.	Should the completion not occur by September 15, 2018 and should the parties not have agreed in writing an extension to such date, after September 15, 2018, the Company shall pay Melía a daily amount of $2,000 as liquidated damages.
c.	Should the completion not occur by November 15, 2018, Melía shall be entitled to terminate the agreement unless the parties agree in writing to extend the completion date and the Company shall be obliged to pay Melía $5,000,000 as liquidated damages solely to compensate Melía.

Since the Company expects the opening of the Paradisus Papagayo Bay Resort & Luxury Villas by mid-2020, and another addendum has not yet been secured, it has recognized a provision for liquidated damages of $5,120,000 as of December 31, 2017.

17. SEGMENT INFORMATION

The chief operating decision maker (“CODM”) is the Company’s CEO. Neither the CODM nor the Company’s directors receive disaggregated financial information about the locations in which project development is occurring. Therefore, the Company considers that it has only one reporting segment.

The following table presents the Company’s tangible fixed assets by geographic region:

	December 31, 2017	December 31, 2016
Location of tangible assets
Switzerland	$0	37,286
Costa Rica	76,423,795	66,179,372
Total	$76,423,795	66,216,658
F-46

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

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

Earnings per share	Year Ended December 31, 2017	Year Ended December 31, 2016
Company posted	Net loss	Net loss
Basic weighted average shares outstanding	105,614,728	100,245,439
Dilutive effect of common stock equivalents	None	None
Dilutive weighted average shares outstanding	105,614,728	100,245,439

The following table shows the number of stock equivalents that were excluded from the computation of diluted earnings per share for the respective period because the effect would have been anti-dilutive.

Earnings per share	Year Ended December 31, 2017	Year Ended December 31, 2016
Options to Hans Rigendinger	10,000,000	10,000,000
Options to Dr. M. Rössler	10,000,000	10,000,000
Total Options	20,000,000	20,000,000

Shares to Hans Rigendinger (retention bonus – non vested during the reporting period)	2,500,000	5,000,000
Shares to Howard Glicken and José Maria Figueres (retention award – non vested)	400,000	400,000
Shares associated with Convertible CHF Bonds	1,383,363	4,358,840
Total Shares	4,283,363	9,758,840
Total Options and Shares	24,283,363	29,758,840

Options related to Convertible CHF bonds: Each bond in the principal amount of CHF 5,000 can be converted on any business day during the conversion period into 625 common shares of SunVesta Holding AG at a conversion price equal to CHF 8.

SUNVESTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

19. GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses according consolidated statement of comprehensive loss include:

	Year ended December 31, 2017	Year ended December 31, 2016
	$	$
Rental & related expenses	143,663	188,093
Audit	337,057	291,218
Consulting	2,775,399	2,519,305
Marketing, Investor & public relations	50,404	92,362
Travel expenses	460,971	332,781
Personnel costs including social security’s costs and share based remuneration	1,089,164	1,017,705
Office expenses	1,092	—
Provision for liquidated damages expenses	5,120,000	—
Various other operating expenditures	423,093	637,731
Total according statement of comprehensive loss	10,400,844	5,079,198

Regarding the provision for liquidated damages please refer to Note 16.

20. SUBSEQUENT EVENTS

Management has evaluated subsequent events after the balance sheet date, through the issuance of the financial statements, for appropriate accounting and disclosure. The Company has identified the following subsequent events:

•	On February 15, 2018, CHF 7 million (approximately $7.5 million) in bonds were sold to New Berlin Limited (a related party controlled by Dr. Max Rössler, a Director and related party). The respective amount was debited to the non-subordinated loan due to Global Care AG (a related party controlled by Dr. Max Rössler as well).
•	On February 28, 2018, the Company met with Melía to advise that the amended completion date for the project could not be met. Discussions are now ongoing as to whether Melía will extend the agreement again or whether the Company will choose to engage a different management company for the project.
•	The Paradisus Papagayo Bay Resort was accepted in the association of the “Leading Hotels of the World.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting.

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

The matters involving internal control over financial reporting that our management considered to be material weaknesses were:

Lack of Appropriate Independent Oversight. The Board of Directors has not provided an appropriate level of oversight over the Company’s consolidated financial reporting and procedures for internal control, which oversight might include challenging management’s accounting for and reporting of transactions. Accordingly, we determined that this control deficiency as of December 31, 2017, constituted a material weakness.

Failure to Segregate Duties. The Board of Directors has not maintained any segregation of duties within the Company’s management, instead relying on a single individual to fill the role of chief executive officer, chief financial officer and principal accounting officer, responsible for a broad range of duties that cannot be properly reconciled with a singular management resource. Accordingly, we determined that this control deficiency as of December 31, 2017, constituted a material weakness.

Dissolution of the Company’s Audit Committee. The Board of Directors no longer maintains an audit committee with the resignation of its two independent directors. The lack of a functioning audit committee relegates the responsibility of challenging management’s accounting for and reporting of transactions back to the Board of Directors presently comprised of two interested directors. Accordingly, we determined that this control deficiency as of December 31, 2017, constituted a material weakness

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that as of December 31, 2017, that the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework (2013) issued by the COSO. The Company intends to remedy its material weaknesses by:

—	appointing independent directors to the Board of Directors
—	engaging an individual to serve as chief financial officer and principal accounting officer segregate the duties of chief executive officer and chief financial officer

The Company intends to appoint individuals that would serve as independent members of the board of directors. The intention being that once appointed, the new independent directors would be in a position to redress concerns over the apparent lack of appropriate independent oversight over financial reporting and procedures for internal control.

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

Changes in Internal Controls Over Financial Reporting

During the quarter ended December 31, 2017, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of the director and executive officers of the Company:

Name	Age	Year Appointed	Positions Held
Hans Rigendinger	72	2013	CEO, CFO, COO and Director
Dr. Max Rӧssler	78	2013	Director

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

Business Experience

Since early 1972 to present, Mr. Rigendinger has led his own engineering firm in the planning and implementation of a variety of commercial projects employing a staff of up to 40 employees. Over this time span Mr. Rigendinger and his company have been responsible for the planning and implementation of over 300 bridge structures, approximately 500 buildings and a few dozen large industrial plants. Since 1995, Mr. Rigendinger has been involved in several real estate projects that have included commercial, residential and tourist properties. He has also spent the last 16 years supporting the development and expansion of an industrial waste glass recycling company.

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

Officer and Director Responsibilities and Qualification

Dr. Rössler’s knowledge, and experience with fixed income investments is extremely valuable to the Company’s Board of Directors as it seeks out financing to fund the construction of the Paradisus Papagayo Bay Resort & Luxury Villas.

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

Our officers were appointed by our Board of Directors and will hold office until the expiration of their employment contracts or removal.

No other persons are expected to make any significant contributions to the Company’s executive decisions who are not executive officers or directors of the Company.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in their ownership with the Commission, and to forward copies to us. Based solely upon a review of Forms 3, 4 and 5 furnished to us, we are aware of the following person who, during the period ended December 31, 2017, failed to file reports required by Section 16(a) of the Exchange Act.

•	Josė Maria Figueres failed to file a Form 4 in connection with his acquisition of an additional 200,000 shares for services rendered in connection with his tenure on the Board of Directors and resignation from the Board of Directors.

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934 that applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company has incorporated a copy of its Code of Ethics as Exhibit 14 to this Form 10-K. Further, our Code of Ethics is also available in print, at no charge, to any security holder who requests such information by contacting us.

Board of Directors Committees

The Board of Directors formed an audit committee and adopted an audit charter. However, since the departure of two independent directors from the audit committee those responsibilities formerly reserved for the audit committee have been transferred to the Board of Directors.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Chief Executive officer, Chief Financial Officer and Principal Accounting Officer – Hans Rigendinger

Our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer has an employment agreement dated December 31, 2012, with the Company and an employment agreement dated January 17, 2013, with SunVesta AG, pursuant to which he receives a base salary and is entitled to receive a bonus for his service to the Company in addition to certain benefits including per diem allowances, car allowances, housing allowances, and representation allowances. The employment agreement with the Company also provided for a signing bonus payable in Company stock, stock options and an annual stock retention award. The initial term of the employment agreement expired on December 31, 2015, and was renewed for two successive one year terms. As of the date of this report, the extension of Mr. Rigendinger’s agreement is being negotiated. The specific terms have not yet been agreed upon.

For the year ended December 31, 2017, $514,000 was paid to or accrued for our Chief Executive Officer, of which $458,000 was salary, $36,000 was a car allowance and $20,000 was board of directors’ fees.

For the year ended December 31, 2016, $296,000 was paid to or accrued for our Chief Executive Officer, of which $240,000 was salary, $36,000 was a car allowance and $20,000 was board of directors’ fees.

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

For the year ended December 31, 2016, $491,625 was paid or accrued to our former chief executive officer of which $399,000 was salary and $92,625 was other compensation of which $14,250 was out of pocket expenses, $38,000 was car allowances, $28,500 was a living away allowance, and $11,875 was board of directors’ fees.

Summary

The following table provides summary information for the years ended December 31, 2017 and 2016 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000:

Executive Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Hans Rigendinger CEO, CFO, PAO	2017	458,000	—	—	—	—	—	56,000	514,000
	2016	240,000	—	—	—	—	—	56,000	296,000
Josef Mettler Former CEO, CFO, PAO	2017	—	—	—	—	—	—	—	—
	2016	399,000	—	—	—	—	—	92,625	491,625

Outstanding Equity Awards

The following table provides summary information for the period ended December 31, 2017, concerning unexercised options, stock that has not vested, and equity incentive plan awards by the Company to or on behalf of (i) the chief executive officer and chief financial officer and (ii) the three most highly compensated individuals whose total compensation exceeds $100,000:

Outstanding Equity Awards at Fiscal Year-End
	Option awards					Stock awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Options exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Hans Rigendinger	—	—	10,000,000(1)	0.05	December 31, 2022	—	—	—	—

(1) Mr. Rigendinger’s stock optionssubject to vesting based on the achievement of certain milestones tied to the development of the Paradisus Papagayo Bay Resort & Luxury Villas.

2013 SunVesta Stock Option Plan

The Board of Directors adopted the 2013 SunVesta Stock Option Plan (“Plan”) on January 1, 2013, which provides for the granting and issuance of up to 50,000,000 million shares of the Company’s common stock. The Company initially granted 32,000,000 stock options from the Plan at a $0.05 exercise price per share for the ten year life of the Plan of which 12,000,000 stock options had expired as of December 31, 2016, subsequent to the death of the Company’s former chief executive officer. The Stock Option Plan has 30,000,000 options available for future grant.

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

We have no agreement that provides for payments to our Chief Executive Officer at, following, or in connection with his resignation or retirement except any accrued obligations and the continuation of health insurance or pension benefits. However, our Chief Executive Officer’s employment agreements do provide for a severance payment in the event of a change of control, or a change in our officer’s responsibilities within the Company, either before or after a change in control, and his resignation for what is defined in his employment agreement as “good reason”

Pension plan

We do maintain a pension plan covering all employees in Switzerland. Our model allocates pension costs over the service period of employees eligible for the plan.

Summary

The following table provides summary information for the year ended December 31, 2017, concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of its non-executive directors.

Director Summary Compensation Table
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Nonqalified deferred compensation ($)	All other compensation ($)	Total ($)
Dr. Max Rӧssler	—	—	—	—	—	—	—
Jose Maria Figueres (1)	—	20,000	—	—	—	—	20,000
Howard H. Glicken (2)	—	20,000	—	—	—	—	20,000

(1) Mr. Jose Maria Figueres resigned his position on the Company’s Board of Directors on January 10, 2018.

(2) Mr. Howard Glicken resigned his position on the Company’s Board of Directors on December 22, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s 107,641,603 shares of common stock issued and outstanding as of March 29, 2018 with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group.

Names and Addresses of Managers and Beneficial Owners	Title of Class	Number of Shares	Percent of Class
Hans Rigendinger	Common	37,978,860(1)	35.28%
CEO, CFO, PAO and Director
97 Seestrasse, CH-8942
Oberrieden, Switzerland
Dr. Max Rössler	Common	11,000,000(2)	10.22%
Director
97 Seestrasse, CH-8942
Oberrieden, Switzerland
Officer and directors(2) as a group	Common	48,978,860	45.50%
Josef Mettler (deceased) Muhlebachstrasse 20 6341 Baar, Switzerland	Common	31,770,446	29.52%

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

(3) Josef Mettler’s estate includes 16,264,334 shares held by related companies Zypam Ltd., 175,000 shares held by Viridium Business Ltd, 405,000 shares held by Kirga Real Estate & Finance (Int.) Ltd, 77,778 shares held by HTVAktiengesllschaft, and 75,000 shares held by Chocura Real Estate Inc.

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

Aires International Investments, Inc.

Over the last fiscal year, the Company increased its loan obligation to Aires International Investments, Inc. (“Aires”), a company owned by Dr. Rӧssler (a director of the Company), to $57,613,418 from $51,473,793 as of December 31, 2016. As of December 31, 2017, the loan obligation is fully subordinated.

Global Care AG

Over the last fiscal year, the Company increased its loan obligations to Global Care AG, a company owned by Dr. Rössler (a director of the Company), to $42,216,409 of which amount $21,725,592 is bound by the same subordination clauses as the borrowings due to Aires.

Director Independence

The Company is quoted on the Over the Counter inter-dealer quotation system, which does not have director independence requirements. However, for purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15) which states that a director is not considered to be independent if he or she is also an executive officer or employee of the corporation or any other individual that has a relationship with the issuer that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director . Accordingly, as of December 31, 2017, we consider none of our directors as being independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees and Services

BDO AG (“BDO”) has provided audits of our annual financial statements and a review of our quarterly financial statements for the periods ended December 31, 2017 and December 31, 2016 respectively. The following is an aggregate of fees billed during each of the last fiscal years for professional services rendered by each of our principal accountants.

BDO Fees and Services	2017
Audit fees	$208,600
Audit-related fees	11,500
All other fees - other services provided by our principal accountants.	—
Total fees paid or accrued to our principal accountants	$220,100

BDO Fees and Services	2016
Audit fees	$288,210(1)
Audit-related fees	—
All other fees - other services provided by our principal accountants.	—
Total fees paid or accrued to our principal accountants	$288,210
(1)	This amount includes the audit fees for the standalone consolidated financial statements of the SunVesta Holding AG subgroup and the audit of the standalone Costa Rica subgroup.

Audit Committee Pre-Approval

We do not have a standing audit committee. All services provided to us by BDO, as detailed above, were pre-approved by our Board of Directors. BDO performed all work with permanent full-time employees.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Consolidated Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-48, and are included as part of this Form 10-K:

Financial Statements of the Company for the years ended December 31, 2017 and 2016: Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Comprehensive Loss Consolidated Statements of Stockholders’ Deficit Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(b)	Exhibit

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 34 of this Form 10-K, and are incorporated herein by this reference.

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

SUNVESTA, INC.	Date

/s/ Hans Rigendinger	March 29, 2018
Hans Rigendinger
Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hans Rigendinger	Director	March 29, 2018
Hans Rigendinger

INDEX TO EXHIBITS

Exhibit Description

3.1.1*	Articles of Incorporation (incorporated by reference from the Form 10-SB filed with the Commission on December 31, 1999).
3.1.2*	Amended Articles of Incorporation (incorporated by reference from the Form 10-KSB filed with the Commission on April 9, 2003).
3.1.3*	Amended Articles of Incorporation (incorporated by reference from the Form 10-QSB filed with the Commission on November 17, 2003).
3.1.4*	Amended Articles of Incorporation (incorporated by reference from the Form 8-K filed with the Commission on September 27, 2007).
3.2.1*	Bylaws (incorporated by reference from the Form 10-SB filed with the Commission on December 31, 1999).
3.2.2*	Amended Bylaws (incorporated by reference from the Form 10-QSB filed with the Commission on November 17, 2003).
10.1*	Securities Exchange Agreement and Plan of Exchange dated June 18, 2007 between the Company and SunVesta AG (formerly ZAG Holdings AG) (incorporated by reference from the Form 8-K filed with the Commission on June 21, 2007).
10.2*	Purchase and Sale Agreement between ZAG Holding AG and Trust Rich Land Investments, Mauricio Rivera Lang dated May 1, 2006, for the acquisition of Rich Land Investments Limitada.(incorporated by reference from the Form 8-K filed with the Commission on September 27, 2007).
10.3*	Guaranty Agreement dated July 16, 2012, between SunVesta, Mr. Mettler, Mr. Rigendinger and Dr.Rӧssler (incorporated by reference from the Form 10-K filed with the Commission on February 14, 2013).
10.4*	Employment Agreement dated January 1, 2013 between the Company and Hans Rigendinger (incorporatedb y reference to the Form 8-K filed with the Commission on February 4, 2013).
10.5*	Employment Agreement dated July 4, 2013 between the Company and Josef Mettler (incorporated by reference to the Form 10-Q filed with the Commission on October 10, 2013).
10.6*	Assignment of Debt Agreement dated December 31, 2012, between the Company, SunVesta AG and Aires International Investments, Inc. (incorporated by reference to the Form 10-Q filed with the Commission on December 13, 2013).
10.7*	Loan Agreement dated October 31, 2013, between SunVesta AG and Aires International Investments, Inc. (incorporated by reference to the Form 10-Q filed with the Commission on December 13, 2013).
10.8 *	Assignment of Debt Agreement dated December 31, 2013, between the Company, SunVesta AG and Aires (incorporated by reference to the Form 10-Q filed with the Commission on May 20, 2014).
10.9*	Assignment of Debt Agreement dated December 31, 2014, between the Company, SunVesta AG and Aires International Investments, Inc. (incorporated by reference to the Form 10-Q filed with the Commission on August 19, 2015).
10.10*	Addendum to Employment Agreement dated March 6, 2015, between the Company and Josef Mettler (incorporated by reference to the Form 10-Q filed with the Commission on May 5, 2015).
14*	Code of Business Conduct and Ethics adopted on July 16, 2015 (incorporated by reference to the Form 10-Q filed with the Commission on August 19, 2015).
21	Subsidiaries of the Company
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99*	SunVesta, Inc. 2013 Stock Option Plan (incorporated by reference to the Form 10-Q filed with the Commission on October 10, 2013).
101. INS	XBRL Instance Document†
101. PRE	XBRL Taxonomy Extension Presentation Linkbase†
101. LAB	XBRL Taxonomy Extension Label Linkbase†
101. DEF	XBRL Taxonomy Extension Label Linkbase†
101. CAL	XBRL Taxonomy Extension Label Linkbase†
101. SCH	XBRL Taxonomy Extension Schema†

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

