Form 10-Q
period 2018-03-31
SUNVESTA, INC.
filed 2018-05-10
CIK 1060409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2018.

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.01 par value (the only class of voting stock), at May 10, 2018, was 107,241,603.

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

Due to rounding, the sum of individual positions may be higher or lower than 100%.

SUNVESTA, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	4,356,184	4,058,982
Other assets	861,872	772,182
Total current assets	$5,218,056	4,831,164
Non-current assets
Property and equipment - net	79,126,023	76,423,695
Deposits related to construction work	664,391	851,665
Restricted cash	1,673,013	1,669,917
Total non-current assets	$81,463,426	78,945,277
Total assets	$86,681,482	83,776,440

Liabilities and stockholders' deficit
Current liabilities
Accounts payable	1,388,449	1,796,917
Accrued expenses	3,946,921	3,083,131
Other liabilities	47,522	28,720
Convertible CHF-Bonds	11,382,794	11,032,145
Liability related to conversion feature	629,373	922,087
Provisions for liquidated damages	5,120,000	5,120,000
Total current liabilities	$22,515,058	21,983,000
Non-current liabilities
CHF-Bonds	40,070,402	31,853,298
Notes payable to related parties not subordinated	16,879,878	20,490,817
Notes payable to related parties subordinated	82,628,834	79,339,011
Pension liabilities	215,036	210,031
Total non-current liabilities	$139,794,150	131,893,157
Total liabilities	$162,309,208	153,876,156

Stockholders' deficit
Preferred stock, $0.01 par value; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 104,741,603 shares issued and outstanding	1,047,416	1,047,416
Additional paid-in capital	23,407,880	23,404,808
Accumulated other comprehensive income/(loss)	(3,178,287)	(769,600)
Accumulated deficit	(96,904,734)	(93,782,340)
Total stockholders' deficit	$(75,627,726)	(70,099,716)
Total liabilities and stockholders' deficit	$86,681,482	83,776,440

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUNVESTA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended
	March 31, 2018	March 31, 2017
	(Unaudited)	(Unaudited)
Revenues
Revenues, net	—	—
Cost of revenues	—	—
Gross profit	$—	—

Operating expenses
General and administrative expenses	(953,502)	(1,375,970)
Impairment expenses	—	(280,242)
Total operating expenses	$(953,502)	(1,656,212)
Income/(loss) from operations	$(953,502)	(1,656,212)

Other income/(expenses)
Interest income	18,310	17,170
Interest expense	(1,853,770)	(791,303)
Change in Fair Value of Conversion Feature	316,366	662,601
Exchange differences	(968,684)	(584,554)
Other income/(expenses)	268,646	(5,754)
Total other expenses	$(2,219,133)	(701,840)

Loss before income taxes	(3,172,635)	(2,358,053)
Income Taxes	—	—
Net income/(loss)	$(3,172,635)	(2,358,053)

Comprehensive income/(loss)
Foreign currency translation	(2,408,688)	(1,280,496)
Actuarial gains/(losses)	—	—
Comprehensive income/(loss)	$(5,581,323)	(3,638,549)

Earnings/(loss) per common share
Basic and diluted	$(0.03)	(0.02)

Weighted average common shares
Basic and diluted	107,241,603	108,234,104

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUNVESTA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated deficit	Total Stockholders’ Deficit
January 1, 2018	$1,047,416	$23,404,808	$(769,600)	$(93,782,340)	$(70,099,716)
Translation adjustments	—	—	(2,408,688)	50,241	(2,358,447)
Net loss	—	—	—	(3,172,635)	(3,172,635)
Actuarial gains/(losses)	—	—	—	—	—
Stock based compensation expense	—	3,072	—	—	3,072
March 31, 2018	$1,047,416	$23,407,880	$(3,178,287)	$(96,904,734)	$(75,627,727)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUNVESTA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	January 1 to March 31, 2018	January 1 to March 31, 2017 (restated)
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(3,172,635)	(2,358,052)
Adjustments to reconcile net loss to net cash
Depreciation and amortization	52	10,024
Impairment expenses	—	269,695
Amortization of debt issuance costs, commissions and discounts	205,286	374,094
Accrued interest on debt	1,807,298	987,398
Extinguishment of debt	—	—
Unrealized exchange differences	971,190	604,839
Stock compensation expense	3,072	271,030
Capitalised interest on construction in process	(910,908)	(934,955)
Other income related to conversion feature	(316,366)	(702,758)

Cash flow impact of increase / decrease in:
Other assets	(73,614)	(170,509)
Accounts payable	(444,625)	(1,262,470)
Accrued expenses	807,401	(399,695)
Other liabilities	18,214	1,529
Net cash used in operating activities	$(1,105,636)	(3,309,830)
Cash flow from investing activities
Payments to acquire property, plant and equipment	(1,604,184)	(628,668)
Proceeds from sale of property, plant and equipment	—	32,260
Net cash used in investing activities	$(1,604,184)	(596,408)
Cash flows from financing activities
Proceeds from notes payable related parties	2,923,745	7,027,584
Proceeds from bond issuance, net of commissions and debt issuance costs	(1,055)	908,705
Repayment of bonds	—	(2,305,714)
Proceeds from note payable and other debt	—	525,055
Repayments of note payable and other debt	—	(500,000)
Net cash provided by financing activities	$2,922,691	5,655,631
Effect of exchange rate changes	87,427	3,360
Net increase / - decrase in cash	300,298	1,752,753
Cash and cash equivalents incl. restricted cash, beginning of period	5,728,898	2,473,492
Cash and cash equivalents incl. restricted cash, end of period	$6,029,197	4,226,245

Additional information	January 1 to March 31, 2018	January 1 to March 31, 2017
Increase of CHF Bond III by debiting loan due to Global Care AG (non-cash)	7,381,864	—
Interest paid	—	—

The accompanying notes are an integral part of these unaudited consolidated financial statements

SUNVESTA, INC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

1. Corporate Information

On August 27, 2007, SunVesta Inc. (“Company”) acquired SunVesta Holding AG (“SunVesta AG”). SunVesta AG has three wholly-owned subsidiaries: SunVesta Projects and Management AG, a Swiss company; SunVesta Costa Rica SA, a Costa Rican company and SunVesta Holding España SL, a Spanish company.

The Company is focused on the development of a holiday resort in Costa Rica. Planning for this project has been fully completed, all but one of the required consents have been granted, and excavation work is near completion. The Company is in the process of securing financing for the project and has not realized revenue to date. Since the financing of the project is not complete, the Company’s activities are subject to significant risks and uncertainties.

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

SUNVESTA, INC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

New accounting standard updates - adopted

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates ASU 2016-15, requiring that cash payments for debt prepayment or other debt extinguishment costs, including third-party costs, premiums paid, and other fees paid to lenders that are directly related to the debt prepayment or extinguishment, be classified as financing activities in the statement of cash flows. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company considers that ASU 2017-07 has had no material impact on the financial statements.

In November 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates ASU 2016-18, requiring that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of- period total cash amounts shown on the statement of cash flows. Consequently, transfers between cash and restricted cash is not presented as a separate line item in the operating, investing or financing sections of the cash flow statement. The amendments were effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company considers that ASU 2016-18 has had only a limited impact on the presentation of the statement of cash flows.

In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates ASU 2017-07, requiring certain changes to the presentation of the expenses related to postretirement benefits accounted for under Topic 715. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company considers that ASU 2017-07 has had no material impact on the financial statements.

In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates ASU 2017-09, requiring certain changes to the presentation and disclosures of changes to share-based payment awards under Topic 718. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company considers that ASU 2017-09 has had no material impact on the financial statements.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

3. GOING CONCERN

The Company is in the process of developing a hotel project in the Papagayo Gulf Tourism Project area of Guanacaste, Costa Rica. The project is expected to open mid-2020. Until the completion of the project, the following expenditures are estimated to be incurred:

a.	Gross project cost	$240,000,000
b.	Less: Proceeds from sale of villas	(25,000,000)
c.	Net project cost	215,000,000
d.	Overhead expenses	20,000,000
e.	Total, excluding other potential projects	$235,000,000

Sixty to seventy percent of the net project cost is intended to be financed through the issuance of secured debt facilities, for which negotiations are in progress. The remaining thirty to forty percent of the net project cost, as well as non-recuperated overhead expenses are intended to be financed by the main shareholders or lenders of the project, i.e Hans Rigendinger, shareholder, Company Director and Chief Executive Officer, and Dr. Max Rӧssler, controlling shareholder of Aires International Investment Inc. and Global Care AG, as well as a Company Director.

On July 16, 2012, certain principal shareholders of the Company or principal lenders to the project entered into a Guaranty Agreement in favor of the Company. The purpose of the guaranty is to ensure that until such time as financing is secured for the entire project that each will act as guarantors to creditors of SunVesta Holding AG.

The Guaranty Agreement requires that within 30 days of receiving a demand notice, requested funds are made available by the guarantors to the Company. Based on this guaranty, management believes that available funds are sufficient to finance cash flows for the twelve months subsequent to March 31, 2018, and the filing date, though future anticipated cash outflows for investing activities are dependent on the availability of financing.

On September 22, 2015, the signatories to the guaranty formally agreed to maintain the guaranty, as necessary, until December 31, 2018.

On October 28, 2016, Hans Rigendinger and Dr. Max Rössler formally agreed to maintain the guaranty, as necessary, until completion of the construction of Paradisus Papagayo Bay Resort & Luxury Villas, after which date the guaranty will expire.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

4. CASH AND CASH EQUIVALENTS

Cash and cash equivalents are available to the Company without any restriction or limitation on withdrawal and/or use of these funds. The Company’s cash equivalents are placed with financial institutions that maintain high credit ratings. The carrying amounts of these assets approximate their fair value.

Cash and cash equivalents	USD	CHF	Other	Total	Total
				March 31, 2018	December 31, 2017
original currency	1,341	4,138,792	12,742
in $	1,341	4,341,406	13,437	4,356,184	4,058,982

USD ($) = US Dollar

CHF = Swiss Francs

5. RESTRICTED CASH

As of March 31, 2018, the Company has the following restricted cash positions:

	March 31, 2018	December 31, 2017
	$	$
Credit Suisse in favor of BVK pension fund	133,910	130,814
Banco Lafise in favor of the Costa Rican Tourism Board	933,350	933,350
Banco Lafise in favor Costa Rican Environmental Agency – SETANA	605,753	605,753
Gross	1,673,013	1,669,917

Restricted cash positions in favor of Costa Rican Tourism Board and Costa Rican Environmental Agency – SETANA are related to the hotel project in Costa Rica and therefore their release is not expected before finalization of the corresponding project.

The restricted cash position in favor of BVK pension fund is a rental deposit related to a long term lease contract for office space (the contract ends as of December 31, 2018, but will most likely be prolonged). Due to this fact this restricted cash position is classified as long term.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

6. PROPERTY & EQUIPMENT

	March 31, 2018	December 31, 2017
Concession Land	$19,700,000	19,700,000
IT Equipment	236,320	230,820
Other equipment and furniture	236,303	230,836
Leasehold improvements	79,112	77,271
Construction in-process	59,425,113	56,722,733
Gross	79,676,848	76,961,659
Less accumulated depreciation	(550,825)	(537,965)
Net	$79,126,022	76,423,694
Depreciation expenses for the period ended March 31, 2018 and December 2017	53	39,562

Property and equipment is comprised primarily of land in Costa Rica and capitalized project costs incurred as of period end in connection with the Papagayo Gulf Tourism project. The land amounts to $19.7 million comprised of $7 million related to the concession formerly held by Rich Land (~84,000 m2) and $12.7 million formerly held by AdR (~120,000 m2).

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

The construction in process through March 31, 2018 and December 31, 2017, is represented primarily by architectural work related to the Papagayo Gulf Tourism project as well as excavation and infrastructure work.

Deposit related to construction work

The Company placed deposits with contractors for excavation and infrastructure work to be offset against invoices as work is completed. As of March 31, 2018 and December 31, 2017, the Company has deposits of $664,391 and $851,665 respectively, which have not yet been set off.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

As of March 31, 2018 and December 31, 2017, respectively, there are no financial assets or liabilities measured on a recurring basis at fair value with the exception of the liability related to the conversion feature.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

7. FAIR VALUE MEASUREMENT – CONTINUED

In addition to the methods and assumptions to record the fair value of financial instruments as discussed above, the Company used the following methods and assumptions to estimate the fair value of our financial instruments:

—	Cash and cash equivalents – carrying amount approximated fair value.
—	Restricted cash – carrying amount approximated fair value.
—	Accounts payable – carrying amount approximated fair value.
—	Notes receivable - carrying amount approximated fair value.
—	CHF-bonds – The fair values of the bonds payable are classified as Level 3 fair values. The fair values of the bonds have been determined by discounting cash flow projections discounted at the respective interest rates of 6.5% respectively for CHF bonds, which represented the current market rate based on the creditworthiness of the Company at issuance. Hence, the carrying values approximate fair value.
—	Notes payable to related parties – Aires and Global Care (non-current) – The fair values of the notes payable to Aires International Investments Inc. and Global Care AG are classified as Level 3. The fair values of the notes were determined by discounting cash flow projections discounted at the respective interest rates of 7.25%, which represents the current market rate based on the creditworthiness of the Company. Hence, the carrying value approximates fair value.
—	Convertible CHF-bonds – The fair values of the convertible bonds payable are classified as Level 3 fair values. The fair values of the convertible bonds have been determined by discounting cash flow projections discounted at the respective interest rates of 6.00% for convertible CHF bonds, which represents the current market rate based on the creditworthiness of the Company. Hence, the carrying values approximate fair value.
—	Liability related to conversion feature - The fair value of the liability related to conversion feature is classified as Level 3 in the fair value hierarchy. The fair value of the liability is determined using a Black Scholes model to calculate the option value at each reporting date and multiplied by the number of potentially convertible shares.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

7. FAIR VALUE MEASUREMENT – CONTINUED

The fair value of our financial instruments is presented in the table below:

	March 31, 2018		December 31, 2017
	Carrying Amount $	Fair Value $	Carrying Amount $	Fair Value $	Fair Value Levels	Reference
Cash and cash equivalents	4,356,184	4,356,184	4,058,982	4,058,982	1	Note 4
Restricted cash	1,673,013	1,673,013	1,669,917	1,669,917	1	Note 5
Accounts Payable	1,388,449	1,388,449	1,796,917	1,796,917	1	—
Convertible CHF-bonds	11,382,794	11,382,794	11,032,145	11,032,145	3	Note 9
CHF-bonds	40,070,402	40,070,402	31,853,298	31,853,298	3	Note 9
Notes payable to related parties (non-current)	99,508,712	99,508,712	99,829,827	99,829,827	3	Note 8
Liability related to conversion feature	629,373	629,373	922,087	922,087	3	Note 7

The Company’s financial liabilities measured at fair value on a recurring basis consisted of the liability related to conversion feature as of the following date:

Balance at December 31, 2017	922,087
Additions/(Decrease)	—
Change in Fair Value of Conversion Feature	(316,366)
(Gain)/loss on extinguishment of debt (in addition to any recognized gain/loss on extinguishment of the underlying financial instrument)	—
FX Revaluation	23,652
Balance at March 31, 2018	629,373

Total income related to the conversion feature in the three months up to March 31, 2018, amounts to $629,373. The Company used a Black-Scholes model to value the liability related to conversion feature as of March 31, 2018, and December 31, 2017. Decrease of the conversion feature due to a decrease of bond volume are accounted for within interest expense.

The assumptions as of March 31, 2018 are as follows:

Stock Price: CHF 5.08	Annualized Risk Free Rate: 0.001%
Exercise Price: CHF 8	Annualized Volatility: 80%
Time to Maturity: 0.50 years

The assumptions as of December 31, 2017 are as follows:

Stock Price: CHF 5.08	Annualized Risk Free Rate: 0.001%
Exercise Price: CHF 8	Annualized Volatility: 80%
Time to Maturity: 0.75 years

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

8. RELATED PARTY TRANSACTIONS

The advances from (to) related parties are composed as follows:

		Receivables		Payables
		March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
1a	Aires International subordinated	—	—	59,982,381	57,613,418
2a	Global Care AG subordinated	—	—	22,646,453	21,725,592
2b	Global Care AG not subordinated	—	—	16,879,878	20,490,817
	Total	—	—	99,508,712	99,829,827
	of which non-current	—	—	99,508,712	99,829,827
	- therof suboridinated			82,628,834	79,339,011
	- therof not suboridinated			16,879,878	20,490,817

Additional Details on the Loan due to Aires International Investment Inc.

As of March 31, 2018, the Company owed Aires International Inc. the following:

Borrower	Debt instrument denominated in CHF	Amount in CHF	Amount in USD	Annual interest rate	Repayment date *
SunVesta Inc.	Promissory note	10,044,371	10,290,860	7.25%	After Dec 31, 2020
SunVesta Inc.	Promissory note	10,000,000	10,245,400	7.25%	After Dec 31, 2020
SunVesta Inc.	Promissory note	10,000,000	10,245,400	7.25%	After Dec 31, 2020
SunVesta Inc.	Loan agreement	13,395,300	14,713,011	7.25%	After Dec 31, 2020
SunVesta Holding	Loan agreement	13,811,568	14,487,710	7.25%	After Dec 31, 2020
Total		57,251,239	59,982,381

Details on the suborindation clauses: Claims of Aires are subordinated to all other existing and future claims against the Company. In the event of insolvency proceedings and the execution of a composition agreement with an assignment of assets(default), Aires would waive its claims to the extent necessary that the claims of all other creditors, and the costs of the liquidation, debt moratorium or insolvency proceedings, were covered in full by the proceeds of the liquidation of the Company. Further, the claims and interests of Aires are deferred for the duration of the subordination agreement. None of the claims covered by the subordination agreement may be paid, settled by offsetting or replacement/novation, or newly secured, either in full or in part. The subordination agreement can only be terminated under restrictive preconditions.

Additional Details on the Loan due to Global Care AG

In 2018, Global Care AG, a company owned by Dr. Rӧssler (a director of the Company), provided $2,923,745 in cash. Additionally, the sale price of $7,381,864 for bonds sold to New Berlin Limited (a related party controlled by Dr. Max Rössler, a Director and related party) was debited to the non-subordinated loan due to Global Care AG. After a credit for capitalized interest of 7.25% and the recognition of foreign exchange differences (the loans are denominated in Swiss Francs) the respective period end balances as mentioned above are resulting. The subordination clauses are the same as those detailed above for Aires International Inc.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

9. BONDS

Description	Convertible CHF Bond I	Convertible CHF Bond II
Issuer:	SunVesta Holding AG	SunVesta Holding AG
Type of securities:	Senior convertible bonds, convertible into shares of the issuer at the discretion of the bondholder, in accordance with Swiss law	Senior convertible bonds, convertible into shares of the issuer at the discretion of the bondholder, in accordance with Swiss law
Approval by SunVesta AG BOD:	September 30, 2015	September 30, 2015
Volume:	Up to CHF 45,000,000	Up to CHF 15,000,000
Denomination:	CHF 5,000	CHF 5,000
Offering period:	October 01, 2015	October 01, 2015
Maturity date:	September 30, 2018	September 30, 2018
Issue price:	100%	100%
Redemption price:	100%	100%
Issuance date:	October 01, 2015	October 01, 2015
Coupon:	6.00 % p.a.	6.00 % p.a.
Interest due dates:	September 30 of each year, the first time September 30, 2016	September 30 of each year, the first time September 30, 2016
Reference price:	CHF 6.50	CHF 6.50
Initial conversion price:	CHF 8.00	CHF 8.00
Applicable law:	Swiss	Swiss

Convertible CHF BOND I	2018	2017
	$	$
Balances January 1	2,325,707	3,648,383
Cash inflows	—	—
Cash outflows	—	—
Foreign currency adjustments	55,419	145,296
Reclassification from/to bond (net)	—	(1,467,971)
Sub-total	2,381,126	2,325,707
Discounts (commissions paid to bondholders) and debt issuance costs	(240,760	(240,760)
Accumulated amortization of discounts and debt issuance costs, including expenses for extinguishment of debt	203,160	185,671
Reclassification from/to bond (net)	—	—
Total accumulated unamortized discounts and debt issuance costs	(37,600	(55,089)
Balances March 31 and December 31 (Carrying value)	2,343,525	2,270,618

As per date of this report, the Company has realized a cumulative amount of $2.4 million (CHF 2.3 million) related to the Convertible Bond I.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

9. BONDS – CONTINUED

Convertible CHF BOND II	2018	2017
	$	$
Balances January 1	9,012,791	36,770,369
Cash inflows	—	20,079
Cash outflows	—	(1,795,594)
Foreign currency adjustments	214,879	1,213,824
Reclassification from/to bond (net)	(21,091)	(27,195,887)
Sub-total	9,206,579	9,012,791
Discounts (commissions paid to bondholders) and debt issuance costs	(4,895,604)	(4,895,604)
Accumulated amortization of discounts and debt issuance costs	4,728,293	4,644,340
Total Accumulated Unamortized discounts and debt issuance costs	(167,311)	(251,264)
Balances March 31 and December 31 (Carrying value)	9,039,267	8,761,527

As per date of this report the Company has realized a cumulative amount of $9.2 million (CHF 8.8 million) related to the Convertible Bond II.

The Company initiated another offering of senior unsecured CHF bonds on September 21, 2016, of up to CHF 20,000,000 in units of CHF 5,000 that bear interest at 6.50% per annum payable each August 15, over a four-year term that matures on August 15, 2020, with the following conditions:

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

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

9. BONDS – CONTINUED

CHF BOND III original	2018	2017
	$	$
Balances January 1	3,744,697	15,601,389
Cash inflows	—	1,374,842
Cash outflows	—	—
Foreign currency adjustments	50,052	927,598
Reclassification from/to bond (net)	7,381,864	(14,159,133)
Sub-total	11,176,613	3,744,697
Discounts (commissions paid to bondholders) and debt issuance costs	(248,819)	(248,819)
Accumulated amortization of discounts and debt issuance costs, including expenses for extinguishment of debt	173,785	167,335
Total accumulated unamortized discounts and debt issuance costs	(75,034)	(81,484)
Balances March 31 and December 31 (Carrying value)	11,101,579	3,663,213

In the first quarter of 2018, $7,381,864 in bonds were sold to New Berlin Limited (a related party controlled by Dr. Max Rössler, a Director and related party). The respective amount was debited to the non-subordinated loan due to Global Care AG (a related party controlled by Dr. Max Rössler). As it was a non-cash transaction, the amount is included in the line-item ‘Reclassification from/to bonds (net)’ in the table above.

As per date of this report, the Company has realized a cumulative amount of $11.2 million (CHF 10.7 million) related to the CHF Bond III original.

Within the abovementioned facility, the Company initiated a new parallel offering of senior unsecured CHF bonds on September 21, 2016. An amount of $979,510 of which was reclassified from EUR Bond II in 2016.

CHF BOND III parallel	2018	2017
	$	$
Balances January 1	1,046,471	961,595
Cash inflows	—	—
Cash outflows	—	—
Foreign currency adjustments	24,936	41,861
Reclassification from/to bond (net)	—	43,015
Sub-total	1,071,408	1,046,471
Discounts (commissions paid to bondholders) and debt issuance costs	(84,021)	(84,021)
Accumulated amortization of discounts and debt issuance costs	31,252	26,743
Reclassification from/to bond (net)	—	—
Total accumulated unamortized discounts and debt issuance costs	(52,769)	(57,278)
Balances March 31 and December 31 (Carrying value)	1,018,639	989,193

As per date of this report, the Company has realized a cumulative amount of $1.1 million (CHF 1.0 million) related to the CHF Bond III parallel.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

9. BONDS – CONTINUED

On March 6, 2017, the Company has approved issuance of a new bond with the following conditions.

Description	CHF Bond IV
Issuer:	SunVesta Holding AG
Type of securities:	Senior bonds
Approval by SunVesta AG BOD:	March 6, 2017
Volume:	Up to CHF 50,000,000
Denomination:	CHF 1,000
Offering period:	May 1st – November 1st, 2017
Maturity date:	May 1, 2022
Issue price:	100%
Redemption price:	100%
Issuance date:	May 1, 2017
Coupon:	6.50 % p.a.
Interest due dates:	May 1st of each year, the first time May 1st, 2018
Applicable law:	Swiss

CHF BOND IV	2018	2017
	$	$
Balances January 1	28,468,904	—
Cash inflows	—	1,678,336
Foreign currency adjustments	678,277	372,407
Reclassification from/to bond (net)	21,091	26,418,161
Sub-total	29,168,271	28,468,904
Discounts (commissions paid to bondholders) and debt issuance costs	(1,454,894)	(1,453,839)
Accumulated Amortization of discounts and debt issuance costs	236,807	185,828
Total accumulated unamortized discounts and debt issuance costs	(1,218,087)	(1,268,011)
Balances March 31 and December 31 (Carrying value)	27,950,185	27,200,893

As per date of this report, the Company has realized a cumulative amount of $29.2 million (CHF 27.8 million) related to the CHF Bond IV.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

Actuarial valuation

Net periodic pension cost has been included in the Company’s results as follows:

	Three months ended March 31, 2018	Three months ended March 31, 2017
Pension expense	$	$
Current service cost	14,685	14,055
Net actuarial (gain) loss recognized	—	—
Interest cost	524	577
Expected return on assets	(1,573)	(1,431)
Employee contributions	(5,245)	(5,020)
Net periodic pension cost	8,392	8,182

During the three month, periods ended March 31, 2018 and March 31, 2017, the Company made cash contributions of $5,245 and $27,494, respectively, to its defined benefit pension plan.

All of the assets are held under a collective contract by the plan’s re-insurance company and are invested in a mix of Swiss and international fixed-income and equity securities within the limits set out by the Swiss pension law.

The remaining expected future cash flows to be paid by the Company in respect to employer contributions to the pension plan for the year ended December 31, 2018, are $15,735.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

11. STOCK COMPENSATION

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

Share Grants – Mr. Hans Rigendinger

On January 1, 2013, the Company granted 3,500,000 common shares to Hans Rigendinger, valued at $0.08 an amount equal to the share price and fair value of the shares on the grant date in connection with his employment agreement with the Company. His employment agreement obligates the Company to issue 2,500,000 common shares as a retention award on each anniversary of the employment agreement. The employment agreement had an initial term of three years with the option to extend for an additional two years. Mr Rigendinger’s employment agreement was renewed for additional two years on January 1, 2016. Therefore, the Company may issue up to 16,000,000 common shares, of which all have been earned as of December 31, 2017. As of the date of this report, an extension of Mr. Rigendinger’s agreement is being negotiated. The specific terms have not yet been agreed upon.

Share Grants – Mr. José María Figueres

On March 10, 2014, the Company granted 500,000 common shares to José María Figueres, valued at $0.10, an amount equal to the share price and therefore the fair value on grant date, in connection with his appointment to the Board of Directors. His appointment obligates the Company to issue 200,000 common shares for each fully completed year of service. José Maria Figueres resigned his position on the Company’s Board of Directors on January 10, 2018. Therefore, no more shares will be issued to José María Figueres in 2018.

Share Grants –Howard Glicken

On March 10, 2014, the Company granted 500,000 common shares to Howard Glicken, valued at $0.10, an amount equal to the share price and therefore the fair value on grant date, in connection with his appointment to the Board of Directors. His appointment obligates the Company to issue 200,000 common shares for each fully completed year of service. Howard Glicken resigned his position on the Company’s Board of Directors on December 22, 2017. Therefore, no more shares will be issued to Howard Glicken in 2018.

Share Grants – Third party

On November 1, 2016, the Company committed 10,000,000 common shares to a non-related individual, valued at a total of $240,947 (CHF 240,000) the fair value on grant date, in connection with his consulting services for the Company. His appointment obligated the Company to issue 1,666,667 common shares for each fully completed month of service. From November 1, 2016 to April 30, 2017, the individual earned a total of 10,000,000 shares, creating an expense for the Company in the amount of $240,947. In the second quarter of 2017, it was agreed with the third party to replace the shares committed with cash compensation of $240,947 (CHF 240,000).

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

11. STOCK COMPENSATION – CONTINUED

Share Grants – Summary

Based on these contracts, the Company has included the following stock-based compensation in the Company’s results:

Stock-based compensation (shares)	Balances as of March 31, 2018	Balances as of December 31, 2017
Shares granted	57,200,000 shares	57,200,000 shares
Fair Value respectively market price on grant date	$0.0659	$0.0659
Total maximal expenses (2013-2020)	$3,770,947	$3,770,947
Shares vested	35,200,000 shares	35,200,000 shares
Shares forfeited	22,000,000 shares	22,000,000 shares
Unvested shares	0 shares	0 shares

The following table gives an overview on the unrecognized share based compensation expense as per the end of the reporting period.

Year ending December 31,
Stock-based compensation (shares)	Through December 31, 2018 $	2019 $	2020 $	2021 $
Unrecognized compensation expense	None	—	—	—

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

MARCH 31, 2018

11. STOCK COMPENSATION – CONTINUED

Stock Options – Dr. Hans Rigendinger - continued

Installment B vesting is contingent on Meliá Hotels International (“Melía”) assuming management responsibilities for the Paradisus Papagayo Bay Resort & Luxury Villas. As of the grant date, the fair value was $340,000 and the Company estimated that Meliá would assume responsibility as of July 1, 2015. As of the date of this report, the estimated opening date has been postponed to mid-2020, being the required date of the performance condition. The Company has assessed the probability that this performance condition will be met at 100%. Hence, the remaining fair value of the award has been expensed on a straight-line basis over the recalculated expected remaining vesting period. The assumption on the probability to meet the performance condition is currently under review due to the ongoing negotiations with Melía (please refer to Note 14). If the assumption on the probability to meet the performance condition would be lowered, expenses recognized in the past would be reversed which would reduce the net loss.

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

Installment B vesting is contingent on Meliá assuming management responsibilities for the Paradisus Papagayo Bay Resort & Luxury Villas. As of the grant date the fair value was $258,210 and the Company estimated that Meliá would assume responsibility as of July 1, 2015. As of the date of this report, the estimated opening date has been postponed to mid-2020, being the required date of the performance condition. The Company has assessed the probability that this performance condition will be met at 100%. Hence, the remaining fair value of the award has been expensed on a straight-line basis over the recalculated expected remaining vesting period. The assumption on the probability to meet the performance condition is currently under review due to the ongoing negotiations with Melía (please refer to Note 14). If the assumption on the probability to meet the performance condition would be lowered, expenses recognized in the past would be reversed which would reduce the net loss.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

11. STOCK COMPENSATION – CONTINUED

Stock Options – Summary

A summary of stock options outstanding as per March 31, 2018 is as follows:

Options outstanding	Number of Options	Weighted average exercise price	Weighted average remaining contractual life
Outstanding January 1, 2018	20,000,000	$0.05	5.38 years
Granted	—
Exercised	—
Forfeited or expired	—
Outstanding March 31, 2018	20,000,000	$0.05	5.13 years
Exercisable March 31, 2018	—

The following table depicts the Company’s non-vested options as of March 31, 2018 and changes during the period:

Non-vested options	Shares under Options	Weighted average grant date fair value
Non-vested at January 1, 2018	20,000,000	$0.075
Non-vested-granted	—	—
Vested	—	—
Non-vested, forfeited or cancelled	—	—
Non-vested at March 31, 2018	20,000,000	$0.075

Under the provisions of ASC 718 Compensation – Stock Compensation, the Company is required to measure and recognize compensation expense related to any outstanding and unvested stock options previously granted, and thereafter recognize, in its consolidated financial statements, compensation expense related to any new stock options granted after implementation using a calculated fair value based option-pricing model. The Company uses the Black-Scholes option-pricing model to calculate the fair value of all of its stock options and its assumptions are based on historical and available market information. No stock options were granted for the periods ended March 31, 2018 and March 31, 2017.

Assumption	March 31, 2018	March 31, 2017
Dividend yield	n.a	n.a
Risk-free interest rate used (average)	n.a	n.a
Expected market price volatility	n.a	n.a
Average expected life of stock options	n.a	n.a

The computation of the expected volatility assumption used in the Black-Scholes calculation for new grants is based on historical volatilities of a peer group of similar companies in the same industry. The expected life assumptions are based on underlying contracts.

As of March 31, 2018, the Company had unrecognized compensation expenses related to stock options currently outstanding, to be recognized in future quarters or years, respectively as follows:

Stock-based compensation (options)	As per March 31, 2018 $	As per December 31, 2017 $
Unrecognized compensation expense	27,651	30,723

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

12. SUMMARY OF SHARE AND OPTION COMPENSATION EXPENSE

The Company recorded the following amounts related to stock based compensation expense during the periods ended March 31, 2018 and March 31, 2017, respectively:

Summary of share and option based compensation expense	Three months ended March 31, 2018 $	Three months ended March 31, 2017 $
Share grants (see Note 11 for details)	0	260,789
Option grants (see Note 11 for details)	3,072	10,241
Total (recorded under general & administrative expense)	3,072	271,030

13. FUTURE LEASE COMMITTMENTS

The Company entered into a lease agreement for the premises for its Swiss office with an unrelated entity. The annual rental expense amounts to approximately $130,000 on a fixed term expiring on December 31, 2018.

Future lease commitments	March 31, 2018 $	December 31, 2017 $
Payable in 2018	97,500	130,000

14. OPENING DATE “Paradisus Papagayo Bay Resort & Luxury Villas”

Dated April 27, 2016, the Company amended its agreement with Meliá (“Seventh addendum to the management agreement of March 8, 2011”) to postpone the opening date as follows:

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

Since the Company expects the opening of the Paradisus Papagayo Bay Resort & Luxury Villas by mid-2020, and another addendum has not yet been secured, it has recognized a provision for liquidated damages of $5,120,000 as of December 31, 2017 and March 31, 2018.

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

15. EARNINGS PER SHARE

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

Earnings per share	Three-month period ended March 31, 2018	Three-month period ended March 31, 2017
Company posted	Net loss	Net loss
Basic weighted average shares outstanding	107,241,603	108,234,104
Dilutive effect of common stock equivalents	None	None
Dilutive weighted average shares outstanding	107,241,603	108,234,104

A total of 2,500,000 common shares have vested, that had not been issued, as of the balance sheet date are included in the basic weighted average of shares outstanding.

The following table shows the number of stock equivalents of the Company that were excluded from the computation of diluted earnings per share for the respective period because the effect would have been anti-dilutive.

Earnings per share	Three-month period ended March 31, 2018	Three-month period ended March 31, 2017
Options to Hans Rigendinger	10,000,000	10,000,000
Options to Dr. M. Rössler	10,000,000	10,000,000
Total Options	20,000,000	20,000,000

Shares to Hans Rigendinger (retention bonus –not vested)	0	2,500,000
Shares to third party	0	1,666,665
Shares to Howard Glicken and José Maria Figueres (retention award)	0	400,000
Total Shares	0	4,566,665

Total Options and Shares	20,000,000	24,566,665

Options related to Convertible CHF bonds: Each bond in the principal amount of CHF 5,000 can be converted on any business day during the conversion period into 625 common shares of SunVesta Holding AG at a conversion price equal to CHF 8.

A number of 1,380,863 stock equivalents of SunVesta Holding AG associated with the Convertible CHF Bond were excluded from the computation of diluted earnings per share for the three-month period ended March 31, 2018, because the effect would have been anti-dilutive (3,877,625 for the three-month period ended March 31, 2017).

SUNVESTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

16. GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses according to the consolidated statement of comprehensive loss include:

	Three-month period ended March 31, 2018	Three-month period ended March 31, 2017
	$	$
Rental & related expenses	33,711	39,119
Audit	59,148	99,610
Consulting	454,102	695,751
Marketing, Investor & public relations	—	10,500
Travel expenses	78,778	133,958
Personnel costs including social security’s costs and share based remuneration	212,803	283,533
Office expenses	4,847	203
Various other operating expenditures	110,113	113,295
Total according statement of comprehensive loss	953,502	1,375,970

17. SUBSEQUENT EVENTS

Management has evaluated subsequent events after the balance sheet date, through the issuance of the financial statements, for appropriate accounting and disclosure. The Company has determined that there are no events that warrant disclosure or recognition in the financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes hereto included in this report. All information presented herein is based on our three-month periods ended March 31, 2018 and March 31, 2017. Our fiscal year end is December 31.

Discussion and Analysis

Business Overview

The Company is developing a five star luxury hotel and resort on 20.5 hectares of prime land located in Guanacaste Province, Costa Rica to be known as the Paradisus Papagayo Bay Resort & Luxury Villas. All planning and essentially all permitting for the project is in place. Furthermore, all significant site work is complete. Vertical construction will commence as soon as a financing is in place. The Paradisus Papagayo Bay Resort & Luxury Villas is expected to open by mid-2020. A start to vertical construction and the expected opening date are subject to the Company securing sufficient capital commitments to finish the project.

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

The Paradisus Papagayo Bay Resort & Luxury Villas will feature other highlights including:

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

Management

Overall project development is led by Hans Rigendinger, our Chairman of the Board and Chief Executive Officer, Charles Fessel, Project Director, Cyrill Escher, Chief Funding Officer and Ernst Rosenberger, the Company’s Corporate Controller. The lead architect is Ossenbach, Pendones & Bonilla, one of Costa Rica’s largest architectural offices with over 45 architects and designers. Civil engineering services are provided by DEHC Engineers and structural engineering services by IEAC. Landscape architects are TPA and interior designers are led by Laboratorio Quattro.

Resort management was to be provided by Meliá Hotels International (“Meliá”). “Paradisus” is Meliá’s five-star all-inclusive luxury hotel brand that is well recognized in the hospitality industry around the world. Meliá was founded in 1956 in Palma de Mallorca, Spain and is today one of the world’s largest resort hotel chains, as well as Spain’s leading hotel chain for business or leisure. Meliá offers more than 300 hotels in 26 countries over four continents under its Gran Sol Meliá, Sol Meliá, ME by Sol Meliá, Innside by Sol Meliá, Tryp, Sol Meliá, Sol Meliá Vacation Club, and Paradisus brands. The Paradisus brand represents all-inclusive luxury resorts with hotels in Mexico and the Dominican Republic.

However, since the completion date for the Paradisus Papagayo Bay Resort & Luxury Villas development has been delayed until the middle of 2020 it is no longer possible for the Company to fufill the performance conditions agreed in its most recent amendment with Meliá dated April 28, 2016. The amendment to the original agreement with Meliá, dated March 8, 2011, stipulates the following conditions:

a.	Completion date: September 15, 2018 (subject to force majeure)
b.	Should the completion not occur by September 15, 2018, and if the parties have not have agreed to an extension by such date, the Company will be required to pay Meliá $2,000 a day in liquidated damages.
c.	Should the completion not occur by November 15, 2018, and should Meliá not agree to a time extension, the Company will be obligated to pay Meliá $5,000,000 in liquidated damages.

No amendment to the management agreement with Meliá has been reached, nor have we engaged an alternative management company for the project. Based on our current agreement with Meliá, the Company has recognized a provision for liquidated damages in the amount of $5,120,000 as of March 31, 2018 and December 31, 2017.

Finance

The anticipated completion of the Paradisus Papagayo Bay Resort & Luxury Villas by mid-2020 will require a net investment of approximately $215 million (excluding non-recuperated overhead expenses), of which approximately $62 million (excluding capitalized interest) has been expended as of March 31, 2018. We aim to realize a minimum of $150 million in new funding over the next twelve months. New funding over the next twelve months is expected to be raised from debt financing through bonds, shareholder loans and, if necessary, the guaranty agreement borne by certain principal shareholders and participants in management. Detailed below is a brief description of material debt obligations as of period end.

Bonds:

SunVesta AG, has five bond issues outstanding as of March 31, 2018, all denominated in Swiss Francs (CHF).

Convertible Bond I

The Company initiated an offering of senior unsecured CHF bonds on October 1, 2015, of up to CHF 45,000,000 in units of CHF 5,000 that bear interest at 6.00% per annum payable each September 30, over a three-year term that mature on September 30, 2018, convertible into shares of SunVesta Holding AG at CHF 8.00 a share at the discretion of the bondholder. As of March 31, 2018, and December 31, 2017, respectively, $2,381,127 and $2,325,707 was outstanding.

Convertible Bond II

The Company initiated a parallel offering of senior unsecured CHF bonds on October 1, 2015, of up to CHF 15,000,000 in units of CHF 5,000 that bear interest at 6.00% per annum payable each September 30, over a three-year term that matures on September 30, 2018, convertible into shares of SunVesta Holding AG at CHF 8.00 a share at the discretion of the bondholder. As of March 31, 2018, and December 31, 2017, respectively, $9,206,578 and $9,012,791 was outstanding.

CHF Bond III original

The Company initiated an offering of senior unsecured CHF bonds on September 21, 2016, of up to CHF 20,000,000 in units of CHF 5,000 that bear interest at 6.50% per annum payable each August 15, over a four-year term that matures on August 15, 2020. As of March 31, 2018, and December 31, 2017, respectively, $11,176,613 and $3,744,697 was outstanding.

CHF Bond III parallel

The Company initiated a parallel offering of senior unsecured CHF bonds on September 21, 2016, of up to CHF 20,000,000 in units of CHF 5,000 that bear interest at 6.50% per annum payable each August 15, over a four year term that matures on August 15, 2020. As of March 31, 2018, and December 31, 2017, respectively, $1,071,408 and $1,046,471 was outstanding.

CHF Bond IV

The Company initiated a new offering of senior unsecured CHF bonds on March 6, 2017, of up to CHF 50,000,000 in units of CHF 1,000 that bear interest at 6.50% per annum payable each May 1, over a five-year term that matures on August 15, 2022. As of March 31, 2018, and December 31, 2017, respectively, $29,168,271 and $28,468,904 was outstanding.

Aires International Investment, Inc.:

The Company has entered into a loan agreement with Aires International Investments Inc. (“Aires”), a company owned by Dr. Rӧssler (a director of the Company and related company). The Company had borrowed $59,982,381 from Aires as of March 31, 2018 (including accrued interest of $14,029,380). The loan is dominiated in Swiss Francs.

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

Loan Global Care AG:

As of March 31, 2018, the loan due to Global Care AG (an entity controlled by Dr. Max Rössler, a director of the Company and related party) amounts to $39,526,331 at 7.25%. Thereof, $22,646,453 is subordinated to all other existing and future claims against the Company, on the same terms and conditions as those agreed for amounts due to Aires. The remaining amounts are due not before December 31, 2020, and at latest by December 31, 2022. The loan is denominated in Swiss Francs.

Results of Operations

During the three-month period ended March 31, 2018, our operations focused on (i) completing and restoring prior earthwork; (ii) pursuing additional debt financing to fund construction of the project; and (iii) furthering discussions with prospective project development partners.

The Company has been funded since inception from debt or equity placements and by shareholders or partners in the form of loans. Capital raised to date has been used to develop the Costa Rican property including for the purchase of land concessions, earthwork, and general and administrative costs.

Comprehensive Losses

The variance in losses over the comparative three- month periods is reconciled:

Three months January 1 to March 31, 2017	(3,638,549)
Variances:
Decrease in general and administrative expenses	422,468	Less consulting, travel and personnel expenses
Decrease in foreign exchange result	(384,130)	Currency fluctuations
Decrease in foreign exchange translation result (OCI)	(1,128,192)	Currency fluctuations
Decrease in impairment expenses	280,242	In 2017, the loan due from REP Caribbean was impaired
Change in fair values of conversion features	(346,235)	Less gain due to lower volume on conversion feature in 2018
Increase in interest expenses	(1,062,467)	More debt in 2018. Additionally, there was a change in the calculation of the interest accrual in 2017, resulting in lower expenses in 2017.
Decrease in other income/(expenses)	274,400	Gain on settlement of salary accrual
Increase in interest income	1,140	not material
Total variances	(1,942,774)
Three months January to March 31, 2018	(5,581,323)

We did not generate revenue during this period and we expect to continue to incur losses through the year ended December 31, 2018.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry-forward and startup costs that will offset future operating profits.

Capital Expenditures

The Company expended a significant amount on capital expenditures for the period from inception to March 31, 2018, in connection with the purchase of land concessions in Costa Rica, as well as the planning and construction of the project and expects to incur future cash outflows on capital expenditure as discussed in the "Liquidity and Capital Resources" and the "Going Concern" paragraphs below.

Liquidity and Capital Resources

Since inception the Company has experienced significant changes in liquidity, capital resources, and stockholders, equity.

As of March 31, 2018, and December 31, 2017, the following were working capital items:

	March 31, 2018	December 31, 2017
Current assets
Cash and cash equivalents	4,356,184	4,058,982
Other assets	861,872	772,182
Total current assets	5,218,056	4,831,164
Current liabilities
Accounts payable	1,388,449	1,796,917
Accrued expenses	3,946,921	3,083,132
Bonds	11,382,794	11,032,145
Liability related to conversion feature	629,373	922,087
Provisions for liquidated damages	5,120,000	5,120,000
Other liabilities	47,522	28,720
Total current liabilities	22,515,058	21,983,000
Net working capital	(17,297,003)	(17,151,837)

The Company’s negative net working capital of $17.3 million is a significant concern of management going forward. Nevertheless, based on the guaranty signed by certain principals, the Company believes that it can address prospective liquidity problems in future periods.

As of March 31, 2018 and December 31, 2017, the following line items amount to the total stockholders’ deficit:

	March 31, 2018	December 31, 2017
Assets
Current assets	5,218,056	4,831,164
Non-current assets	81,463,426	78,945,277
Total assets	86,681,482	83,776,440
Liabilities
Current liabilities	22,515,058	21,982,999
Non-current liabilities	139,794,150	131,893,157
Total liabilities	162,309,208	153,876,156
Total stockholders’ deficit	(75,627,726)	(70,099,716)
Subordinated debt	82,628,834	79,339,011
Surplus	7,001,108	9,239,295

Net cash flow used in operating activities for the three-month period ended March 31, 2018, was $1.1 million, as compared to $3.3 million for the three-month period ended March 31, 2017.

We expect to continue to use net cash flow in operating activities until we complete the Paradisus Papagayo Bay Resort & Luxury Villas project and realize revenue from the operation of the project. The completion date is projected to be by the middle of 2020.

Net cash used in investing activities for the three-month period ended March 31, 2018, was $1.6 million as compared to $0.6 million for the three-month period ended March 31, 2017. Net cash used in investing activities in the current three-month period is mainly comprised of the purchase of property, plant and equipment. Net cash used in investing activities in the prior comparable three-month period was similarly mainly comprised of the purchase of property, plant and equipment offset by proceeds from the sale of property.

We expect negative net cash flow in investing activities to continue while in the process of developing the Paradisus Papagayo Bay Resort & Luxury Villas.

Net cash provided by financing activities for the three-month period ended March 31, 2018, was $2.9 million as compared to $5.7 million in the three-month period ended March 31, 2017. Net cash provided by financing activities in the current three-month period is mainly comprised of proceeds from notes payable to related parties. Net cash provided by financing activities in the prior comparable three-month period was mainly comprised of proceeds from notes payable to related parties and proceeds from bond issuances net of commissions, offset by the repayment of bonds and other debt.

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

We had no formal lines of credit or other bank financing arrangements as of March 31, 2018.

We have commitments that include an award letter issued in favor of certain general contractors together with purchase orders and related agreements for $150 million as of March 31, 2018, in connection with the development of the Paradisus Papagayo Bay Resort & Luxury Villas, which commitments are included in the required estimated net financing of $215 million to complete the project

We have no current plans for significant purchases or sales of plant or equipment, except in connection with the planned construction of the Paradisus Papagayo Bay Resort & Luxury Villas.

We maintain a defined benefit plan that covers all of our Swiss employees as of March 31, 2018.

We have no current plans to make any changes in the number of our employees as of March 31, 2018.

Off-Balance Sheet Arrangements

As of March 31, 2018, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

The Guaranty Agreement requires that within 30 days of receiving a demand notice, requested funds are made available by the guarantors to the Company. Based on this guaranty, management believes that available funds are sufficient to finance cash flows for the twelve months subsequent to March 31, 2018, and the filing date, though future anticipated cash outflows for constructing the Paradisus Papagayo Bay Resort & Luxury Villas continue to depend on the availability of third party financing.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) were effective as of March 31, 2018, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the second quarter ended March 31, 2018, there were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required of smaller reporting companies.

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

None

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On December 27, 2017, the Company issued 400,000 shares of restricted common stock for certain individuals, earned in connection with service to the Board of Directors, in reliance upon the exemptions from registration provided by Section 4(2) and Regulation S of the Securities Act of 1933, as amended (“Securities Act), The issuances were previously reported on Form 10-K filed with the Commission on March 30, 2018. Subsequent to the issuance, the Company received the resignation of those individuals from the Board of Directors thereby nullifying an annual retention award. On January 1, 2018, the 400,000 shares were cancelled and returned to authorized share capital.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 40 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SunVesta, Inc.	Date

/s/ Hans Rigendinger	May 10, 2018
Hans Rigendinger
Chief Executive Officer, Chief Financial Officer
Principal Accounting Officer and Director

INDEX TO EXHIBITS

Exhibit	Description
3.1.1*	Articles of Incorporation (incorporated by reference from the Form 10-SB filed with the Commission on December 31, 1999).
3.1.2*	Amended Articles of Incorporation (incorporated by reference from the Form 10-KSB filed with the Commission on April 9, 2003).
3.1.3*	Amended Articles of Incorporation (incorporated by reference from the Form 10-QSB filed with the Commission on November 17, 2003).
3.1.4*	Amended Articles of Incorporation (incorporated by reference from the Form 8-K filed with the Commission on September 27, 2007).
3.2.1*	Bylaws (incorporated by reference from the Form 10-SB filed with the Commission on December 31, 1999).
3.2.2*	Amended Bylaws (incorporated by reference from the Form 10-QSB filed with the Commission on November 17, 2003).
10.1*	Securities Exchange Agreement and Plan of Exchange dated June 18, 2007 between the Company and SunVesta AG (formerly ZAG Holdings AG) (incorporated by reference from the Form 8-K filed with the Commission on June 21, 2007).
10.2*	Purchase and Sale Agreement between ZAG Holding AG and Trust Rich Land Investments, Mauricio Rivera Lang dated May 1, 2006, for the acquisition of Rich Land Investments Limitada.(incorporated by reference from the Form 8-K filed with the Commission on September 27, 2007).
10.3*	Guaranty Agreement dated July 16, 2012, between SunVesta, Mr. Mettler, Mr. Rigendinger and Dr.Rӧssler (incorporated by reference from the Form 10-K filed with the Commission on February 14, 2013).
10.4*	Employment Agreement dated January 1, 2013 between the Company and Hans Rigendinger (incorporatedb y reference to the Form 8-K filed with the Commission on February 4, 2013).
10.5*	Employment Agreement dated July 4, 2013 between the Company and Josef Mettler (incorporated by reference to the Form 10-Q filed with the Commission on October 10, 2013).
10.6*	Assignment of Debt Agreement dated December 31, 2012, between the Company, SunVesta AG and Aires International Investments, Inc. (incorporated by reference to the Form 10-Q filed with the Commission on December 13, 2013).
10.7*	Loan Agreement dated October 31, 2013, between SunVesta AG and Aires International Investments, Inc. (incorporated by reference to the Form 10-Q filed with the Commission on December 13, 2013).
10.8 *	Assignment of Debt Agreement dated December 31, 2013, between the Company, SunVesta AG and Aires (incorporated by reference to the Form 10-Q filed with the Commission on May 20, 2014).
10.9*	Assignment of Debt Agreement dated December 31, 2014, between the Company, SunVesta AG and Aires International Investments, Inc. (incorporated by reference to the Form 10-Q filed with the Commission on August 19, 2015).
10.10*	Addendum to Employment Agreement dated March 6, 2015, between the Company and Josef Mettler (incorporated by reference to the Form 10-Q filed with the Commission on May 5, 2015).
14*	Code of Business Conduct and Ethics adopted on July 16, 2015 (incorporated by reference to the Form 10-Q filed with the Commission on August 19, 2015).
21*	Subsidiaries of the Company (incorporated by reference to the Form 10-K filed with the Commission on March 30, 2018)
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99*	SunVesta, Inc. 2013 Stock Option Plan (incorporated by reference to the Form 10-Q filed with the Commission on October 10, 2013).
101. INS	XBRL Instance Document†
101. PRE	XBRL Taxonomy Extension Presentation Linkbase†
101. LAB	XBRL Taxonomy Extension Label Linkbase†
101. DEF	XBRL Taxonomy Extension Label Linkbase†
101. CAL	XBRL Taxonomy Extension Label Linkbase†
101. SCH	XBRL Taxonomy Extension Schema†

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

